Form 10KSB
period 2003-02-28
DAYBREAK MINES INC
filed 2003-05-29
CIK 1164256

16

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For  the  transition  period          to

                         Commission file number 0-50107
                              DAYBREAK MINES, INC.
                 (Name of small business issuer in its charter)

           Washington                          91-0626366
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

          850  Mullan  Ave.;  P.O.  Box  370,  Osburn,  Idaho      83849
            (Address  of  principal  executive  offices)        (Zip  code)

         Issuer's telephone number, including area code:  (208) 556-1139

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No   X
    ---------   --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  registrant's  revenues  for  its  most  recent  fiscal  year  were  $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price on May 21, 2003, as reported by the Over the Counter "Pink Sheets" was $168,820.

At May 21, 2003, the registrant had 16,949,419 outstanding shares of $0.001 par value common stock.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS                                     3


ITEM 2.           DESCRIPTION OF PROPERTIES                                   6


ITEM 3.           LEGAL PROCEEDINGS                                           6

ITEM 4.. .   . .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         6

                                   PART II

ITEM 5.. . . . .  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    6

ITEM 6.. . . . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  7

ITEM 7.           FINANCIAL STATEMENTS                                        7

ITEM 8.. . . . .  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                      7

                                  PART III

ITEM 9.. . . . .  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.          8

ITEM 10.          EXECUTIVE COMPENSATION                                      9

ITEM 11. . . .    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT. . . . . . . . .                             9

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             10

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                           10

ITEM 14.          CONTROLS AND PROCEDURES                                    11

SIGNATURES . . . . . . . . . . . . .                                         12

CERTIFICATIONS . . . . . . . . . . .                                         13

FINANCIAL STATEMENTS . . . . . . . .                                . .  F1-F12




                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Daybreak Mines, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report.

HISTORY

Daybreak Mines, Inc. (hereinafter "the Company") was incorporated under the laws of the State of Washington on March 11, 1955, and was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company's initial and subsequent efforts in the acquisition, exploration, and development of potentially viable and commercial properties were unsuccessful. Daybreak has conducted no active mineral exploration or other active business operations since 1970. During the past thirty-three years, the Company's activities have been confined to annual assessment and maintenance work on the Idaho mineral properties and other general and administrative functions. The Company currently holds the mineral rights to approximately 340 acres in Shoshone County, Idaho. There are no known proven or probable ore reserves on this property.

The board of directors of the Company has decided not to pursue any further business operations in the natural resources sector and to implement a new business direction for the Company.

RISK  FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended February 28, 2003 and 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

No  Revenue  and  Minimal  Assets
---------------------------------

The Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative  Nature  of  Company's  Proposed  Operations
--------------------------------------------------------

The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity  of  and  Competition  for  Business  Opportunities  and  Combinations
-------------------------------------------------------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Daybreak Mines, Inc. and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued  Management  Control,  Limited  Time  Availability
------------------------------------------------------------

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts  of  Interest  -  General
-----------------------------------

The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

Lack  of  Market  Research  or  Marketing  Organization
-------------------------------------------------------

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable  Change  in  Control  and  Management
----------------------------------------------

A business combination involving the issuance of the Company's stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction  of  Percentage  Share  Ownership  Following  Business  Combination
-----------------------------------------------------------------------------

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement  of  Audited  Financial  Statements  May  Disqualify  Business
--------------------------------------------------------------------------
Opportunities
-------------

Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Employees
---------

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company's operations pursuant to which any person would be hired, compensated or paid a finder's fee.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

The Company currently holds the mineral rights to approximately 340 acres in Shoshone County, Idaho. There are no known proven or probable ore reserves on this property. The Company has conducted no active mineral exploration or other active business operations since 1970.

The company presently operates from office space provided on a rent-free basis by the president of the Company. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is listed on the Over the Counter "Pink Sheets" and is traded under the symbol, "DBRM." The following table sets forth the range of high and low closing sale prices for the Company's common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                           February 28,      February 28,
                             2002               2003
                        Low. . .  High      Low      High
First Quarter.          0.02      0.05      0.04     0.08
Second Quarter          0.02      0.05      0.04     0.08
Third Quarter.          0.02      0.05      0.04     0.08
Fourth Quarter          0.02      0.05      0.04     0.08


The approximate number of record holders of common stock at May 21, 2003 is 2,269.

No dividends have been paid or declared by the Company during the last five years; and the Company does not anticipate paying dividends on its common stock in the foreseeable future. Instead, the Company expects to retain its earnings for the operation and expansion of its business.

ITEM  6.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

GENERAL

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

PLAN  OF  OPERATIONS

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock, although there can be no assurances the Company will be able to continue sell its common stock.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

As of February 28, 2003, the Company had $9,965 in cash and $750 in accounts payable. An estimate of expenses for the fiscal year ended February 29, 2004 is as follows: Legal $10,000; accounting $10,000; transfer agent $600; miscellaneous general and administrative $5,000. These total estimated expenses of $25,600 approximates the total operating expenses of $25,176 for the fiscal year ended February 28, 2003. In order to provide enough cash for these operating expenses, management plans to sell additional shares of restricted common stock during the fiscal year ending on February 29, 2004.

ITEM  7.     FINANCIAL  STATEMENTS

The financial statements of the registrant are included herein on pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification  of  Directors  and  Executive  Officers  are  as  follows:

The following information is provided with respect to each executive officer and director of the Company as of February 28, 2003:



Name. . . . . . . .  Age  Office with the Company

Dale B. Lavigne . .   72  President and Director
-------------------  ---  --------------------------------

Ronald D. Lavigne .   48  Vice President and Director
-------------------  ---  --------------------------------

Thomas C. Kilbourne   51  Secretary/Treasurer and Director
-------------------  ---  --------------------------------

Lewis J. Lavigne. .   78  Director
-------------------  ---  --------------------------------



Dale B. Lavigne is the President and a Director of the Company. Mr. Lavigne has been a director of the Company for more than 30 years and has served as the Company's President for more than 15 years. Mr. Lavigne graduated from the University of Montana with a B.S. Degree in Pharmacy. For the past 47 years Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of drug stores in North Idaho. Mr. Lavigne is also a Director and Officer of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies. Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; current President of the Silver Valley Economic Development Committee and a current member of the Governor's Task Force on Rural Idaho.

Ronald D. Lavigne is the Vice-President and a Director of the Company. Mr. Lavigne has been Vice President and a Director of the Compay since 2000. Mr. Lavigne graduated from the University of Montana with a B.S. Degree in Pharmacy. Mr. Lavigne is the President and Director of the Osburn Drug Company, Inc. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.

Thomas C. Kilbourne is the Secretary-Treasurer and a Director of the Company. Mr. Kilbourne has been an officer of the Company since February 2001 and a Director of the Company since January 2000. Mr. Kilbourne graduated from the University of Montana with a B.S. Degree in Business Administration and Finance. Mr. Kilbourne has been the Chief Financial Officer and a Director of the Osburn Drug Company, Inc. since 1999. Prior to that time he had been the General Manager of Tabor's/Modern Drug Company in Wallace, Idaho since 1980.

Lewis J. Lavigne is the Assistant Secretary, Assistant Treasurer and a Director of the Company. Mr. Lavigne has been a Director of the Company for the past 15 years and served as the Company's Secretary and Treasurer from approximately 1985 until 2000. Since 1981, Mr. Lavigne has been an officer and Director of the Osburn Drug Company, Inc. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.

ITEM  10.  EXECUTIVE  COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for serving in such capacity.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

A person who directly or indirectly has shares or voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following tables set forth certain information, as of May 21, 2003, regarding beneficial ownership of the Company's stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, and (b) all current directors and current executive officers of the Company as a group.

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Forms 3 and 4 filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, to the Company's knowledge each person has sole voting power and sole investment power with respect to the shares shown.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

As of the close of business on May 21, 2003, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Mines, Inc.




Title of Class. . . .  Name and Address of Beneficial Owner  Amount and Nature of Beneficial Ownership  Percent of Class(1)
---------------------  ------------------------------------  -----------------------------------------  -------------------

                       Terrence J. Dunne
Common. . . . . . . .  601 W. Main Ave., Ste. 1017
Stock . . . . . . . .  Spokane, WA 99201                                                     3,200,000               18.90%
---------------------  ------------------------------------  -----------------------------------------  -------------------

                       Robert W. O'Brien
Common. . . . . . .    1511 S. Riegel Court
Stock . . . . . . . .  Spokane, WA 99212                                                     3,200,000               18.90%
---------------------  ------------------------------------  -----------------------------------------  -------------------

(1)Percent of ownership is based upon 16,979,419 shares of common stock outstanding on May 21, 2003.

SECURITY  OWNERSHIP  OF  MANAGEMENT  AS  OF  MAY  21,  2003

The following table sets forth certain information as of May 21, 2003 regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.



Title of Class . . . . .  Name and Address of Beneficial Owner   Amount and Nature of Beneficial Ownership   Percent of Class(1)
------------------------  -------------------------------------  ------------------------------------------  -------------------

                          Dale B. Lavigne
Common . . . . . . . . .  P.O. Box A
Stock. . . . . . . . . .  Osburn, ID 83849                                                         743,425                 4.39%
------------------------  -------------------------------------  ------------------------------------------  -------------------

                          Ronald D. Lavigne
Common . . . . . . . . .  21 Sunset Avenue
Stock. . . . . . . . . .  Silverton, ID 83867                                                      403,000                 2.38%
------------------------  -------------------------------------  ------------------------------------------  -------------------

                          Thomas C. Kilbourne
Common . . . . . . . .    P.O. Box 953
Stock. . . . . . . . .    Osburn, ID 83849                                                         403,000                 2.38%
------------------------  -------------------------------------  ------------------------------------------  -------------------

                          Lewis J. Lavigne
Common . . . . . . . . .  HC-01 Box 188
Stock. . . . . . . . . .  Marler St. Montgomery Gulch
                          Kellogg, ID 83837. .                                                    558,950(2)               3.30%


Common . . . . . . . . .  All Directors and Officers
Stock. . . . . . . . . .  As a Group
                         (4 Individuals). . .                                                   2,108,375                 12.45%
------------------------                                                                      ============


(1)Percent of ownership is based upon 16,979,419 shares of common stock outstanding on May 21, 2003.

(2)Includes  2,200  shares  of  stock  held  by  Mr.  Lavigne's  children.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  Note  5  to  the  financial  statements.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits
     Exhibit  99.1   Certifications pursuant to Rule 906 of Sarbannes -Oxley Act

Reports  on  Form  8-K
     None

ITEM  14.  CONTROLS  AND  PROCEDURES

The Registrant's President and Principal Accounting Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President and Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.



          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        DAYBREAK  MINES,  INC.

                                             By:     /s/  Dale  B.  Lavigne
                                                     ----------------------
                                             Dale B. Lavigne, its President and
                                             Chief  Executive  Officer
                                             Date:  May  27,  2003

                                             By: /s/ Thomas C. Kilbourne
                                              --------------------------
                                             Thomas  C.  Kilbourne,  its
                                             Principal  Accounting  Officer
                                             Date:  May  27,  2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Thomas  C.  Kilbourne
        --------------------------
        Thomas  C.  Kilbourne
        Secretary/Treasurer
        Date:  May  27,  2003

By:     /s/  Ronald  D.  Lavigne
        ------------------------
        Ronald  D.  Lavigne
        Director
        Date:  May  27,  2003

By:     /s/  Dale  B.  Lavigne
        ----------------------
        Dale  B.  Lavigne
        Director
        Date:  May  27,  2003

By:     /s/  Lewis  J.  Lavigne
        -----------------------
        Lewis  J.  Lavigne
        Director
        Date:  May  27,  2003

                                  Certification

I,  Dale  B.  Lavigne,  certify  that:

1.     I have reviewed this annual report on Form 10-KSB of Daybreak Mines, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  27,  2003

/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President,  and  Chief  Executive  Officer

                                  CERTIFICATION

I,  Thomas  Kilbourne,  certify  that:

1.     I have reviewed this annual report on Form 10-KSB of Daybreak Mines, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  27,  2003

/s/  Thomas  Kilbourne
----------------------
Thomas  Kilbourne
Principal  Accounting  Officer
                                             14

                                  EXHIBIT 99.1

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Dale Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended February 28, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  May  27,  2003
       --------------
/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Thomas C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended February 28, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The  information contained in the report fairly presents, in all material
respects,  the  financial     condition  and  results  of  operations  of  the
Registrant.
Date:  May  27,  2003
       --------------
/s/  Thomas  C.  Kilbourne
--------------------------
Thomas  C.  Kilbourne
Principal  Accounting  Officer

                                                          DeCoria,
                                                          Maichel &
                                                          Teague P.S.


REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Daybreak  Mines,  Inc.


We have audited the accompanying balance sheets of Daybreak Mines, Inc. ("the Company") for the years ended February 28, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Mines, Inc. for the years ended February 28, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane,  Washington
May  21,  2003



                                 DAYBREAK MINES, INC.
                                  TABLE OF CONTENTS





                                                                        Page
Balance Sheets, February 28, 2003 and 2002. . . . . . . . . . . . . . .  F-3


Statements of Operations for the years ended February 28, 2003 and 2002  F-4


Statements of Changes in Stockholders' Equity
for the years ended February 28, 2003 and 2002. . . . . . . . . . . . .  F-5


Statements of Cash Flows for the years ended February 28, 2003 and 2002  F-6


Notes to Financial Statements . . . . . . . . . . . . . . . . . ..  F-7-F-12



DAYBREAK  MINES,  INC.
BALANCE  SHEETS
February  28,  2003  and  2002




                                     ASSETS

                                                           2003      2002

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $   9,965   $  34,328
                                                      ----------  ----------
    Total current assets . . . . . . . . . . . . . .      9,965      34,328
                                                      ----------  ----------

  Marketable securities. . . . . . . . . . . . . . .      2,595
                                                      ----------  ----------
      Total assets . . . . . . . . . . . . . . . . .  $  12,560   $  34,328
                                                      ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .  $     750   $     100
  Related party payables . . .             . . . . . . . . . . .         78
                                                      ----------  ----------
      Total liabilities. . . . . . . . . . . . . . .        750         178
                                                      ----------  ----------

Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized, none issued and outstanding
  Common stock, $0.001 par value; 200,000,000 shares
    authorized, 16,949,419 issued and outstanding. .     16,949      16,949
  Additional paid-in capital . . . . . . . . . . . .    689,789     689,789
  Accumulated deficit. . . . . . . . . . . . . . . .   (697,523)   (672,588)
  Accumulated other comprehensive income . . . . . .      2,595
                                                      ----------
      Total stockholders' equity . . . . . . . . . .     11,810      34,150
                                                      ----------  ----------
      Total liabilities and stockholders' equity . .  $  12,560   $  34,328
                                                      ==========  ==========




   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
For  the  years  ended  February  28,  2003  and  2002




                                                                2003          2002
Operating expenses:
  Legal expenses                                           $     5,001   $    3,888
  General and administrative expenses                           20,175        9,485
                                                           ------------  ----------
                                                                25,176       13,373
                                                            ----------   ----------

Other (income) expense:
  Interest income                                                 (241)         (65)
                                                           ------------  -----------

NET LOSS                                                   $    24,935   $   13,308
                                                           ============  ===========

Other comprehensive (income) loss
  Unrealized gain in marketable securities                 $    (2,595)
                                                           ------------  ----------
COMPREHENSIVE LOSS                                         $    22,340   $   13,308
                                                           ============  ==========


Net loss per common share. . .                . . . . . .  $       Nil   $      Nil
                                                           ===========   ==========

Weighted average common
shares outstanding-basic                                    16,949,419    8,028,871
                                                           ============  ===========



   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  February  28,  2003  and  2002




                            OTHER
                            ADDITIONAL    ACCUMULATED    COMPREHENSIVE
                                SHARES        AMOUNT    PAID-IN CAPITAL     DEFICIT     INCOME        TOTAL

Balance, February 28, 2001    5,949,419   $    594,942   $   62,869       $(659,280)                $(1,469)

Reduction in par value
of common stock. . . . . .                    (588,993)     588,993

Issuance of common stock,
net of offering costs. . .   11,000,000         11,000       37,927                                   48,927

Net loss . . . . . . . . .                                                  (13,308)                  (13,308)
                            ------------  -------------   ----------     -----------  ------------ ----------

Balance, February 28, 2002   16,949,419         16,949      689,789        (672,588)                   34,150

Unrealized gain in
marketable securities. . .                                                             $     2,595      2,595

Net loss . . . . . . .                                               .      (24,935)                  (24,935)
                            ------------  -------------   --------------  ----------   ----------  -----------

Balance, February 28, 2003   16,949,419   $     16,949  $ 689,789         $(697,523)   $     2,595   $  11,810
                            ============  ============= =========         ==========   ===========   =========



   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  February  28,  2003  and  2002





                                                     2003       2002

Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . .  $(22,340)  $(13,308)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Unrealized gain in marketable securities. . .    (2,595)
    Change in:
    Accounts payable. . . . . . . . . . . . . .       650       (488)
    Related party payables. . . . . . . . . . .       (78)      (853)
                                                 ---------  ---------
      Net cash used by operating activities . .   (24,363)   (14,649)
                                                 ---------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock, net . . .                48,927
                                                 ---------   --------
      Net cash provided by financing activities                48,927
                                                 ---------   --------


Net increase (decrease) in cash . . . . . . . .   (24,363)    34,278
                                                 ---------  ---------

Cash, beginning of year . . . . . . . . . . . .    34,328         50
                                                 ---------  ---------

Cash, end of year . . . . . . . . . . . . . . .  $  9,965   $ 34,328
                                                 =========  =========







The accompanying notes are an integral part of these financial statements.
                               F-6

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

1.     DESCRIPTION  OF  BUSINESS

Daybreak Mines, Inc. is a Washington Corporation that was incorporated on March 11, 1955. The Company was organized to explore for, acquire and develop mineral properties in the Western United States. During the past several years the Company's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

The Company has incurred losses over the past several years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income  Taxes
-------------

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At February 28, 2003 and 2002, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

Impaired  Asset  Policy
-----------------------

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Net  Loss  Per  Share
---------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At February 28, 2003 and 2002, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments including cash, accounts payable, and related party payables, approximated their fair values as of February 28, 2003 and 2002.

Environmental  Matters
----------------------

The Company currently owns mineral property interests on certain public and private lands in Idaho on which it has explored for commercial mineral deposits. In prior years, the Company held mineral property interests in California and Washington. The Company and its properties have been and are subject to a variety of federal and state regulations governing land use and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Investments
-----------

Marketable equity securities are categorized as non current and available for sale and carried at quoted market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income or loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations. During the year ended February 28, 2003, the Company's investments experienced an unrealized gain of $2,595. The gain increased the Company's investment in marketable securities from zero at February 28, 2002 to $2,595 at February 28, 2003.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year ceiling. The Company adopted SFAS No. 142 on March 1, 2002, with no impact to its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on March 1, 2002 and the adoption of the pronouncement did not result in any impact on its reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements,  Continued:
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 will have no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the Company's financial statements.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

3.     MINERAL  PROPERTIES

At February 28, 2003 and 2002, the Company's mineral properties consisted of approximately 340 acres of unpatented mining claims and mineral rights on privately deeded lands located in Shoshone County Idaho. The properties contain no known economical mineral resources. In accordance with the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reduced the carrying value of its mineral properties to zero during 1999.

4.     INCOME  TAXES

Income taxes are recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision as it has no taxable income. The Company has no net operating loss carryforwards for income tax purposes and accounts for its operating expenses as capitalized deferred development costs on its income tax returns. At February 28, 2003 and 2002, the Company had no deferred tax assets or liabilities.

5.     RELATED  PARTY  PAYABLES

The Company has funded the majority of its operating activities by advances from related parties throughout much of its history. The related parties, to a large extent, have been business entities owned or controlled by Dale B. Lavigne, the Company's president and a director. The advances have not been subject to any specific repayment terms and are payable on demand. At February 28, 2002, the Company had $78 due Mr. Lavigne and entities controlled by him for general and administrative costs paid on the Company's behalf.

During the fiscal year ended February 28, 2002, certain of the Company's shareholders paid expenses of approximately $18,000 on the Company's behalf. The expenses primarily related to legal fees and administrative costs associated with a private placement of the Company's common stock and an amendment to its articles of incorporation (See Note 6). The shareholders were reimbursed from proceeds received by the Company's private placement.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

6.     STOCKHOLDERS'  EQUITY

Common  Stock
-------------

Up until the fiscal year ended February 28, 2001, the Company had one class of non-assessable common stock. The common stock had a par value of $0.10 per share and 6,000,000 shares were authorized for issue. On August 30, 2001, the Company's board of directors resolved to amend the Company's articles of incorporation to increase the number of shares of common stock available for issue to 200,000,000, and to reduce the par value to $0.001 per share. In September of 2001, the Company's shareholders affirmatively voted to ratify the amendments to the articles of incorporation. In connection with the amendment to the Company's articles of incorporation that reduced the par value of its common stock, the Company recorded a charge to its common stock account of $588,993, with a corresponding credit to its additional paid-in capital account, during the fiscal year ended February 28, 2002.

Preferred  Stock
----------------

During the August 30, 2001, board of directors meeting, a resolution was passed to amend the Company's articles of incorporation to authorize the issue of up to 10,000,000 shares of $0.001 par value preferred stock. The resolution was subsequently ratified by the Company's shareholders. At February 28, 2003 and 2002, no shares of preferred stock were issued or outstanding.

Private  Placement
------------------

In December of 2001, the Company offered shares of its common stock for sale, in a private placement, to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 11,000,000 shares of the Company's unregistered common stock for $0.005 per share, or $55,000. Net proceeds of approximately $49,000 from the offering were used to fund general and administrative activities necessary to reestablish the Company's compliance with securities regulations and investigate potential business opportunities with other entities.
                                 F-12