Form 10QSB
period 2003-05-31
DAYBREAK MINES INC
filed 2003-06-30
CIK 1164256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                   For the quarterly period ended May 31, 2003

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______


                         Commission file number 0-50107

                              DAYBREAK MINES, INC.
        (Exact name of small business issuer as specified in its charter)

               WASHINGTON                                    91-0626366
               ----------                                    ----------
 (State  or  other  jurisdiction  of                      (IRS  Employer
incorporation of organizational)                       Identification  Number)


                 805 MULLAN AVE; P.O. BOX 370, OSBURN, ID 83849
                 ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (208) 556-1139

                  COMMON STOCK                            NONE
       Title  of  each  class                  Name  and  exchange  on  which
                                                        registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [  ]

At June 13, 2003, 16,949,419 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I



                                                                            PAGE
                                                                            ----

ITEM 1.   Balance Sheets as of May 31, 2003
          and February 28, 2003 . . . .   . . . . . . . . . . . . . . . . .   3

          Statements of Operations For the Three Month
          Periods Ended May 31, 2003 and 2002 . . . . . . . . . . . . . . .   4

          Statements of Cash Flows For the Three Month Periods
          Ended May 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . .          . . . . . . . . . . . . . .   7

ITEM 3.   Controls and Procedures . .   . . . . . . . . . . . . . . . . . .   7

PART II

ITEM 1.   Legal Proceedings. . . .    . . . . . . . . . . . . . . . . . . .   8

ITEM 2.   Changes in Securities. . .    . . . . . . . . . . . . . . . . . .   8

ITEM 3.   Defaults Upon Senior Securities. .    . . . . . . . . . . . . . .   8

ITEM 4.   Submission of Matters to a Vote of Security Holders. .    . . . .   8

ITEM 5.   Other Information. . . .    . . . . . . . . . . . . . . . . . . .   8

ITEM 6.   Exhibits and Reports on Form 8-K . .    . . . . . . . . . . . . .   8

Signatures. .                     . . . . . . . . . . . . . . . . . . . . .   9

Certifications.                 .     . . . . . . . . . . . . . . . . . . .  10


                               Page 2

                                     PART I.



BALANCE  SHEETS  AS  OF  MAY  31,  2003
DAYBREAK  MINES,  INC.
AND  FEBRUARY  28,  2003



ITEM  1:  FINANCIAL  STATEMENTS


                                      ASSETS

                                                      (UNAUDITED)
                                                      ------------
                                                         MAY 31,    FEBRUARY 28,
                                                       ----------  --------------
                                                            2003            2003
                                                       ----------  --------------
CURRENT ASSETS:
     Cash . . . . . . . . . . . . . . . . . . . . . .  $   6,571   $       9,965
                                                       ----------  --------------
          Total current assets. . . . . . . . . . . .      6,571           9,965
                                                       ----------  --------------

Marketable securities . . . . . . . . . . . . . . . .      6,388           2,595
                                                       ----------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . .  $  12,959   $      12,560
                                                       ----------  --------------


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable . . . . . . . . . . . . . . . .  $   5,077   $         750
                                                       ----------  --------------

          Total liabilities . . . . . . . . . . . . .      5,077             750
                                                       ----------  --------------


STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000
shares authorized, none issued and outstanding
Common stock; $0.001 par value; 200,000,000
shares authorized; 16,949,419 shares issued
and outstanding . . . . . .            . . . . . . .      16,949          16,949
                                                       ----------  --------------
     Additional paid-in capital . . . . . . . . . . .    689,789         689,789
                                                       ----------  --------------
     Accumulated deficit. . . . . . . . . . . . . . .   (705,244)       (697,523)
                                                       ----------  --------------
     Accumulated other comprehensive income . . . . .      6,388           2,595
                                                       ----------  --------------
          Total stockholders' equity. . . . . . . . .      7,882          11,810
                                                       ----------  --------------

          Total liabilities and stockholders' equity.  $  12,959   $      12,560
                                                       ----------  --------------


 The accompanying notes are an integral part of these financial statements.


DAYBREAK MINES, INC.
STATEMENTS  OF OPERATIONS  FOR  THE
THREE  MONTH  PERIODS  ENDED
MAY  31,  2003  AND  2002





                                                       MAY 31,    MAY 31,
                                                       ========  =======
                                                         2003      2002
OPERATING EXPENSES:
     General and administrative expenses            $   7,733    $   1,579
                                                  ------------   ----------
          Total operating expenses                      7,733        1,579
                                                  ------------  ------------

OTHER (INCOME):
     Interest income                                     (12)         (85)
                                                  -----------    -----------
          Total other (income)                           (12)         (85)
                                                 ------------  ------------

OTHER COMPREHENSIVE (INCOME)
Unrealized gain on marketable securities              (3,793)

COMPREHENSIVE LOSS                                   $  3,928    $   1,494
                                                     ========    =========
NET LOSS PER COMMON SHARE . . . . . . . . . . . . .  $  Nil      $    Nil
                                                     ========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING-BASIC 16,949,419     16,949,419
                                                   ==========    ===========



 The accompanying notes are an integral part of these financial statements.
                              Page 4




DAYBREAK MINES, INC.
STATEMENTS  OF  CASH  FLOWS  FOR  THE
THREE MONTH  PERIODS  ENDED
MAY  31,  2003  AND  2002
(UNAUDITED)



                                                            MAY 31,    MAY 31,
                                                            =========  =========
                                                                2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (3,928)  $ (1,494)
Adjustments to reconcile net loss to net cash
used by operating activities:
Unrealized gain in marketable securities . . . . . . . . .    (3,793)
     Change in:
          Accounts payable . . . . . . . . . . . . . . . .     4,327       (100)
Related party payables . . . . . . . . . . . . . . . . . .       (78)
               Net cash flows used by operating activities    (3,394)    (1,672)
                                                            ---------  ---------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . .    (3,394)    (1,672)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .     9,965     34,328

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . .  $  6,571   $ 32,656
                                                            ========   ========




The accompanying notes are an integral part of these financial statements.
                           Page 5

DAYBREAK  MINES,  INC.
(UNAUDITED)                                   NOTES  TO  FINANCIAL  STATEMENTS
-----------                              -------------------------------------

1.     BASIS  OF  PRESENTATION:

The financial statements of Daybreak Mines, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Daybreak Mines, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2003 included in the registrant's filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 29, 2004.


2.     NATURE  OF  BUSINESS  AND  PLAN  OF  OPERATION:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's February 28, 2003 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.







              [The balance of this page left intentionally blank.]

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS  OF  OPERATIONS

For the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002

For the three months ended May 31, 2003, the Company had a net comprehensive loss of $3,928 compared to a net loss of $1,494 during the comparable period of 2002. The increase in the loss from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily due to an increase in general and administrative expenses associated with the audit of the Company's financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission for the year ended February 28, 2003. During the first quarter of 2003 the Company recognized net comprehensive income of $3,793 from unrealized gains from marketable securities it holds.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended May 31, 2003, the Company used $3,394 of cash for operating activities, compared to $1,672 used for operating activities in the first fiscal quarter of 2002. The Company has no recurring revenue from operating activities. As of May 31, 2003, the Company had a cash balance of $6,571, and accounts payable of $5,077. The Company plans to sell additional common stock during the current fiscal year in order to finance current operating expenditures.

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principle financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's Management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II


ITEM 1. LEGAL  PROCEEDINGS

NONE

ITEM 2.CHANGES  IN  SECURITIES

NONE

ITEM 3 DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM 4.SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
       HOLDERS

NONE

ITEM 5. OTHER  INFORMATION

NONE

ITEM 6. EXHIBITS  AND  REPORTS  ON  FORM  8-K

NONE

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Daybreak Mines, Inc.
                              --------------------
                                  (Registrant)


By:  /s/  Dale  B.  Lavigne                    June  27,  2003
---------------------------                    ---------------
Dale  B.  Lavigne                         Date
President  and  Chief  Executive  Officer



By:  /s/  Thomas  C.  Kilbourne               June  27,  2003
-------------------------------               ---------------
Thomas  C.  Kilbourne                         Date
Secretary/Treasurer,  and
Principal  Accounting  Officer

                                 CERTIFICATIONS

I,  Dale  B.  Lavigne  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Daybreak Mines, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June  27,  2003
       ---------------

/s/Dale  B.  Lavigne
--------------------
Dale  B.  Lavigne
President,  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Thomas  C.  Kilbourne,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Daybreak Mines, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June  27,  2003
       ---------------

/s/Thomas  C.  Kilbourne
------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Dale B. Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended May 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  June  27,  2003
       ---------------
/s/Dale  B.  Lavigne
--------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Thomas C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended May 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  June  27,  2003
       ---------------
/s/Thomas  C.  Kilbourne
------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer