Form 10QSB
period 2003-11-30
DAYBREAK MINES INC
filed 2003-12-31
CIK 1164256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

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

Yes  [X]  No  [  ]

At December 19, 2003, 18,199,419 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I


                                                                                                          PAGE
                                                                                                         -------

ITEM 1.  Balance Sheets as of November 30, 2003 and February 28, 2003                                        1

         Statements of Operations for the Three and Nine Month
         Periods Ended November 30, 2003 and 2002. . . . . . .                                               2

         Statements of Cash Flows for the Nine Month
         Periods Ended November 30, 2003 and 2002. . . . . . .                                               3

         Notes to Financial Statements . . . .                                                               4

ITEM 2. Management's Discussion and Analysis of Financial Condition or
        Plan of Operation . . . . . . . . . . . . . . . . . .                                                5

ITEM 3. Controls and Procedures                                                                              6

                                           PART II

ITEM 1. Legal Proceedings                                                                                    6

ITEM 2. Changes in Securities                                                                                6

ITEM 3. Defaults Upon Senior Securities                                                                      6

ITEM 4. Submission of Matters to a Vote of Security Holders                                                  6

ITEM 5. Other Information                                                                                    6

ITEM 6. Exhibits and Reports on Form 8-K                                                                     6

        Signatures.  . . . . . . . . . . . . .                                                               7

        Certifications.  . . . . . . . . . . .                                                               8




DAYBREAK  MINES,  INC.
BALANCE  SHEETS
November  30,  2003  and  February  28,  2003





                                     ASSETS


                                                      (UNAUDITED)
                                                      NOVEMBER 30,    FEBRUARY 28,
                                                         2003            2003

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . .  $      22,900   $       9,965
  Marketable security sale receivable. . . . . . .          1,291
                                                    --------------
    Total current assets . . . . . . . . . . . . .         24,191           9,965
                                                    --------------  --------------

  Marketable securities. . . . . . . . . . . . . .         10,501           2,595
                                                    --------------  --------------

      Total assets . . . . . . . . . . . . . . . .  $      34,692   $      12,560
                                                    ==============  ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .                 . . . . . . .                $         750
                                                     -------------   -------------

      Total liabilities. . . . . . . . . . . . . .                            750
                                                    --------------   -------------

Stockholders' equity:
  Preferred stock; $0.001 par value; 10,000,000
    shares authorized, none issued and outstanding
  Common stock, $0.001 par value; 200,000,000
    shares authorized, 18,199,419 and 16,949,419
    shares issued and outstanding, respectively. .  $      18,199          16,949
  Additional paid-in capital . . . . . . . . . . .        709,997         689,789
  Accumulated deficit. . . . . . . . . . . . . . .       (704,005)       (697,523)
  Accumulated other comprehensive income . . . . .         10,501           2,595
                                                    --------------  --------------
      Total stockholders' equity . . . . . . . . .         34,692          11,810
                                                    --------------  --------------

      Total liabilities and stockholders' equity .  $      34,692   $      12,560
                                                    ==============  ==============


   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  OPERATIONS
For  the  nine  and  three  month  periods  ended
November  30,  2003  and  2002


                                                   NOVEMBER  30,  2003       NOVEMBER  30,  2002

                                                     NINE        THREE         NINE        THREE
                                                    MONTHS       MONTHS       MONTHS       MONTHS


Operating expenses:
  General and administrative expense . . . .  $    10,041   $     1,155  $    19,010   $    11,199
                                              ------------  -----------  ------------  ------------
    Total operating expenses . . . . . . . .       10,041         1,155       19,010        11,199
                                              ------------  -----------  ------------  ------------

Other income:
  Interest income. . . . . . . . . . . . . .           34            20          216            55
  Realized gain on marketable securities . .        3,525         1,291            -             -
                                              ------------  -----------  ------------  ------------
    Total other income . . . . . . . . . . .        3,559         1,311          216            55
                                              ------------  -----------  ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . .  $    (6,482)  $       156  $   (18,794)  $   (11,144)
                                              ============  ===========  ============  ============

Other comprehensive income:
  Unrealized gain on marketable securities,
    net of reclassification adjustments for
    gain included in net income. . . . . . .  $     7,906   $     6,294  $         -   $         -
                                              ------------  -----------  ------------  ------------
COMPREHENSIVE INCOME (LOSS). . . . . . . . .  $     1,424   $     6,450  $         -   $         -
                                              ============  ===========  ============  ============

Net loss per common share. . . . . . . . . .  $       Nil   $       Nil  $       Nil   $       Nil
                                              ============  ===========  ============  ============

Weighted average common
shares outstanding-basic . . . . . . . . . .   17,385,783    18,199,419   16,949,419    16,949,419
                                              ============  ===========  ============  ============




   The accompanying notes are an integral part of these financial statements.
                                        2

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  nine  and  month  periods  ended
November  30,  2003  and  2002



                                                          NOVEMBER 30,  NOVEMBER  30,
                                                              2003        2002

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $ (6,482)  $(18,794)
Adjustment to reconcile net loss to net cash
  used by operating activities:
    Realized gain on marketable equity securities . . . .    (3,525)
  Change in:
    Related party payables. . . . . . . . . . . . . . . .                  (78)
    Accounts payable. . . . . . . . . . . . . . . . . . .      (750)       722
    Marketable securities receivable. . . . . . . . . . .    (1,291)
                                                           ---------  ---------
      Net cash used by operating activities . . . . . . .   (12,048)   (18,150)
                                                           ---------  ---------

Cash flows from investing activities:
  Cash provided by sale of marketable equity securities .     3,525          -
                                                           ---------  ---------
      Net cash provided by investing activities . . . . .     3,525          -
                                                           ---------  ---------

Cash flows from financing activities:
  Proceeds from common stock sales, net of offering costs    21,458          -
                                                           ---------  ---------
      Net cash provided by financing activities . . . . .    21,458          -
                                                           ---------  ---------

Net change in cash. . . . . . . . . . . . . . . . . . . .    12,935    (18,150)
                                                           ---------  ---------

Cash, beginning of period . . . . . . . . . . . . . . . .     9,965     34,328
                                                           ---------  ---------

Cash, end of period . . . . . . . . . . . . . . . . . . .  $ 22,900   $ 16,178
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

FINANCIAL  CONDITION  AND  LIQUIDITY

During the nine month period ended November 30, 2003, the Company used $12,048 of cash for operating activities, compared to $18,150 used for operating activities in the first nine months of 2002. The Company has no recurring revenue from operating activities. The Company's sale of common stock during the second quarter of 2003 will enable the Company to finance operating expenditures for the next twelve months.
During the nine month period ended November 30, 2003, the Company sold 1,250,000 shares of its restricted common stock for $0.02 per share. Total proceeds from the sale, after deducting offering costs, were $21,458 and will be used to fund the Company's plan of operations. The offering was made in reliance upon the exemptions afforded by the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated thereunder, and certain state securities law exemptions. The Shares will be offered to persons who qualify as "accredited investors" within the meaning of Rule 501(a) of the General Rules and Regulations under the Securities Act of 1933, as amended.

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

                                     PART II


ITEM  1.     LEGAL  PROCEEDINGS

NONE

ITEM  2.     CHANGES  IN  SECURITIES

During the nine-month period ended November 30, 2003, the registrant issued 1,250,000 shares of its registered common stock to existing shareholders through a private placement offering at $0.02 per share. The offering was exempt from registration by Rule 506 of Regulation D under the Securities Act of 1933.

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



                              Daybreak Mines, Inc.
                              --------------------
                                  (Registrant)


By:  /s/Dale  B.  Lavigne                    December  30,  2003
-------------------------                    -------------------
Dale  B.  Lavigne                            Date
President  and  Chief  Executive  Officer



By:/s/Thomas  C.  Kilbourne                    December  30,  2003
---------------------------                    -------------------
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

Date: December  30,  2003
      -------------------

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

Date: December  30,  2003
      -------------------

Thomas  C.  Kilbourne
---------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Dale B. Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended November 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:     December  30,  2003
          -------------------

/s/Dale  B.  Lavigne
--------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer
                                         10

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Thomas C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended November 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant. Date:December 30, 2003
     -------------------
/s/Thomas  C.  Kilbourne
------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer