Form 10KSB/A
period 2003-12-31
DAYBREAK MINES INC
filed 2004-03-19
CIK 1164256

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
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

        805  Mullan  Ave.;  P.O.  Box  370,  Osburn,  Idaho      83849
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
Yes     X          No
     -------          -------

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $0.08 on March 15, 2004, as reported by the Over the Counter "Pink Sheets" was $751,292.

At March 15, 2004, the registrant had 18,199,519 outstanding shares of $0.001 par value common stock.

                                TABLE OF CONTENTS


                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                                          3


ITEM 2.  DESCRIPTION OF PROPERTIES                                                        6


ITEM 3.  LEGAL PROCEEDINGS                                                                6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              6

                                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                       7

ITEM 7.  FINANCIAL STATEMENTS                                                             7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                                           7

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT                                                8

ITEM 10. EXECUTIVE COMPENSATION                                                           9

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                   9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                10

ITEM 14. CONTROLS AND PROCEDURES                                                         11

SIGNATURES                                                                               12

CERTIFICATIONS                                                                           13

FINANCIAL STATEMENTS                                                                 F1-F12





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

HISTORY

Daybreak Mines, Inc. (hereinafter "the Company") was incorporated under the laws of the State of Washington on March 11, 1955. The Company was originally named Daybreak Uranium, Inc. The Company was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company was engaged in small scale open pit uranium mining operations in the mid to late 1950s in Spokane County Washington. By the late
1950s the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In the 1960s the Company expanded its mineral property holdings to include silver mineral properties in the Coeur d'Alene Mining District. To reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. in 1967. The Company's subsequent efforts in the acquisition, exploration and development of potentially viable and commercial properties were unsuccessful. We have conducted no active mineral exploration or other active business operations since 1970. During this time our activities have been confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. We currently hold the mineral rights to approximately 340 acres in Shoshone County, Idaho. There are no known proven or probable ore reserves on our property. The Company does not intend to conduct any exploration activities on the property in Shoshone County. It is the Company's intention to lease or sell its mineral rights in the property. Our offices are located at 805 Mullan Ave., P.O. Box 370, Osburn, ID 83849.

Due to depressed prices for precious metals, lack of a financable mineral exploration property and the general consensus that it would not be able to finance any mineral exploration properties it might acquire, the Board of Directors of the Company decided in 2001 not to pursue any further business operations in the natural resources sector and to implement a new business direction for the Company as described in "Management's Discussion and Analysis or Plan of Operation."

In September 2001 the Board of Directors authorized a private placement of the Company's common Stock to raise $55,000. The proceeds were to be utilized to pay for legal and accounting fees associated with the preparation and filing of this Form 10SB registration Statement, to pay ongoing expenses related to complying with the reporting requirements of the Securities Exchange Act of 1934, (i.e. preparation of audited financial statements and periodic reports) and working capital. An additional private placement was conducted in 2003 to raise an additional $25,000. The proceeds of the offering are to be utilized to pay expenses relating to the Company's ongoing reporting requirements under the Securities Exchange Act of 1934.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the Pink Sheets under the symbol "DBRM". The following table shows the high and low closing sales prices for the Common Stock for each fiscal quarter since February 28, 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.




Fiscal Year. . .  High Closing  Low Closing
----------------  ------------  -----------

2001:
  First Quarter.           .02          .02
  Second Quarter           .02          .02
  Third Quarter.           .04          .02
  Fourth Quarter           .04          .02

2002:
  First Quarter.           .04          .04
  Second Quarter           .04          .04
  Third Quarter.           .04          .04
  Fourth Quarter           .05          .04

2003:
  First Quarter.           .06         . 05
  Second Quarter           .07         . 06
  Third Quarter.           .08          .07
  Fourth Quarter           .08          .07



The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.


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

PLAN  OF  OPERATION.
--------------------

We intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement. While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officers have agreed to allocate a portion of their time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately 5 hours per week to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future.

We are filing this registration statement under the Exchange Act on a voluntary basis because management believes that our primary attraction as a merger partner or acquisition vehicle will be our status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

GENERAL  BUSINESS  PLAN.

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity which desires to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. However, the Board of Directors has adopted a resolution that prohibits any acquisition or merger with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest. Because there is no legal prohibition against such transacations, this policy could be rescinded by the Board of Directors if it deemed such action to be in the best interest of the shareholders. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The primary method we will use to find potential merger or acquisition candidates will be to periodically run classified ads in the Wall Street Journal seeking companies which are looking to merge with a public shell. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, minimal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial Public Offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers or through advertising our availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time frame required by federal securities laws. Our management, while not especially experienced in matters relating to our new business, will rely primarily upon their own efforts to accomplish our business purposes. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There is no agreement or understanding that non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. The Company's officers, directors or affiliates have not used any particular consultants or advisors on a regular basis and there is no intention that any particular consultant or advisor will be hired by the Company in the future. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as we have limited cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. The Directors have adopted a resolution prohibiting the Company from borrowing funds and using the proceeds therefrom to make payments to the Company's promoters, management or their affiliates or associates. In no event will any consultant or finders' fees be paid to any member of the Company's management or any of the Company's principal shareholders. We will not restrict our search to any specific industry, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict, at this time, the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements, public offerings or loan transactions to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. All transactions in securities effected in connection with the Company's business model will be effected by a registered broker-dealer. There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements. The Company will not enter into any loan transactions to loan money to or borrow money from any prospective merger or acquisition candidates or to an unaffiliated third party. We also have no plans to conduct any offerings under Regulation S.

ACQUISITION  OF  OPPORTUNITIES.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code"). With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders. We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We intend to be subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of our present management.

FINANCING

The Company believes it that can satisfy its cash requirements for the forseeable future and has no plans to raise additional funds in the next twelve months. Management has no plans to seek loan financing.

EMPLOYEES

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.


ITEM  7.     FINANCIAL  STATEMENTS

The financial statements of the registrant are included herein on pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.     CONTROLS  AND  PROCEDURES

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's President has concluded that the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.
                                          11

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
                    SECTION  16(A)  OF  THE  EXCHANGE  ACT

Identification  of  Directors  and  Executive  Officers  are  as  follows:

The following information is provided with respect to each executive officer and director of the Company as of March 15, 2004:


Name. . . . . . . .  Age  Office with the Company
-------------------  ---  --------------------------------

Dale B. Lavigne . .   72  President and Director
-------------------  ---  --------------------------------

Ronald D. Lavigne .   49  Vice President and Director

Thomas C. Kilbourne   52  Secretary/Treasurer and Director

Lewis J. Lavigne. .   78  Director


Dale B. Lavigne is the President and a Director of the Company. Mr. Lavigne has been a director of the Company for more than 30 years and has served as the Company's President for more than 15 years. Dale Ben Lavigne has been a Director of the Company since January 1983. Mr. Lavigne has been a director of Daybreak Mining Company for more than 30 years and has served as Daybreak's President for more than 15 years. Mr. Lavigne receives no compensation for serving as an officer or director of Daybreak. Mr. Lavigne's prior experience with shell companies is related to mineral exploration companies which became inactive. Mr. Lavigne has been a director of Aberdeen Idaho Mining Company since 1883. Mr. Lavigne owns 55,000 shares of Aberdeen Idaho common Stock (approximately .006%). Mr Lavigne receives no compensation for serving as a director of Aberdeen Idaho. Mr. Lavigne was a director, but not a stockholder of Idaho Montana Silver Mines at the time controlling interest was sold in February 2000. The company is now called Grant Douglas Acquisition Corp. The stock has been reverse split 1:55. There is no current market for the stock. Mr. Lavigne received no compensation in connection with the acquisition of the company. Mr. Lavigne was a director but not a stockholder of Capitol Silver Mines Inc. Control of the Company was acquired by Internet Culinary in June 1999. The stock was subsequently reverse split 1:50. There is no current market for the stock. Mr. Lavigne received no compensation in connection with the acquisition of the company. Mr. Lavigne was a director of Princeton Mining Company. In May 2001 control of the company was acquired by Lifestyle Innovations. The stock was subsequently reverse split 1:7. Mr Lavigne owned 10,400 shares of the company which he sold for an average price of $0.60 per share. The stock is currently traded at approximately $5.45 per share. Mr. Lavigne received no compensation in connection with the acquisition of the company. Mr. Lavigne was a director of Silver Ramona. Control of the company was acquired by Achievement Tech Holding in May 2000. The stock has been reverse split 1:3.82. The stock is currently traded at approximately $0.03 per share. Mr. Lavigne has sold no shares of the company's stock and currently owns 22,849 shares of the company's stock. Mr. Lavigne received no compensation in connection with the acquisition of control of the company.


Mr. Lavigne graduated from the University of Montana with a B.S. Degree in Pharmacy. For the past 47 years Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of drug stores in North Idaho. Mr. Lavigne is also a Director and Officer of Metropolitan Mines,

Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; past President of the Silver Valley Economic Development Committee and a current member of the Governor's Task Force on Rural Idaho.

Ronald D. Lavigne is the Vice-President and a Director of the Company. Mr. Lavigne has been Vice President and a Director of the Company since 2000. Mr. Lavigne is graduated from the University of Montana with a B.S. Degree in Pharmacy. Mr. Lavigne is the President and a Director of the Osburn Drug Company. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies The term "public non-reporting" refers to the fact that the company has a history of being traded in the over-the-counter market with public information available under Rule 15c2-11 of the Securities Exchange Act of 1934 as opposed to a company which is required to file periodic reports under the Securities Exchange Act of 1934.

Thomas C. Kilbourne is the Secretary-Treasurer and a Director of the Company. Mr. Kilbourne has been an officer of the Company since February 2001 and a Director of the Company since January 2000. Mr. Kilbourne graduated from the University of Montana with a B.S, Degree in Business Administration and Finance. Mr. Kilbourne has been the Chief Financial Officer and a Director of the Osburn Drug Company since 1999. Prior to that time he had been the General Manager of Tabor's/Modern Drug Company in Wallace, Idaho since 1980.

Lewis J. Lavigne is the Assistant Secretary, Assistant Treasurer and a Director of the Company. Mr. Lavigne has been a Director of the Company for the past 15 years and served as the Company's Secretary and Treasurer from approximately 1985 until 2000. Since 1981 Mr. Lavigne has been an officer and Director of the Osburn Drug Company, Inc. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.

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

The following tables set forth certain information, as of March 15, 2004, regarding beneficial ownership of the Company's stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, and (b) all current directors and current executive officers of the Company as a group.

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

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

As of the close of business on March 15, 2004, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Mines, Inc.



Title of Class. . . .  Name and Address of               Amount and Nature           Percent of
                        Beneficial Owner                   of Beneficial               Class (1)
                                                             Ownership
--------------------- ---------------------            --------------------        --------------

                       Terrence J. Dunne
Common. . . . . . . .  601 W. Main Ave., Ste. 1017
Stock . . . . . . . .  Spokane, WA 99201                      3,350,000                 18.41%

                       Robert W. O'Brien
Common. . . . . . .    1511 S. Riegel Court
Stock . . . . . . .  . Spokane, WA 99212                      3,350,000                 18.41%


(1)Percent of ownership is based upon 18,199,519 shares of common stock outstanding on March 15, 2004.


SECURITY  OWNERSHIP  OF  MANAGEMENT  AS  OF  MARCH 15, 2004

The following table sets forth certain information as of March 15, 2004 regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.



Title of Class . . . . .   Name and Address of              Amount and Nature            Percent of
                            Beneficial Owner                 of Beneficial                Class (1)
                                                              Ownership
------------------------  ---------------------          -------------------         -------------------

                          Dale B. Lavigne
Common . . . . . . . . .  P.O. Box A
Stock. . . . . . . . . .  Osburn, ID 83849                      743,425                 4.08%

                          Ronald D. Lavigne
Common . . . . . . . .    21 Sunset Avenue
Stock. . . . . . . . . .  Silverton, ID 83867                   403,000                 2.21%

                          Thomas C. Kilbourne
Common . . . . . . . . .  P.O. Box 953
Stock. . . . . . . . . .  Osburn, ID 83849                      403,000                 2.21%


                          Lewis J. Lavigne
Common . . . . . . . . .  HC-01 Box 188
Stock. . . . . . . . . .  Marler St. Montgomery Gulch
                          Kellogg, ID 83837. .                  558,950(2)              3.07%
                                                              ---------

Common . . . . . . . . .  All Directors and Officers
Stock. . . . . . . . . .  As a Group
                         (4 Individuals). . .                  2,108,375                11.58%
                                                               =========



(1)Percent of ownership is based upon 18,199,519 shares of common stock outstanding on March 15, 2004.

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

During the fiscal year ended February 28, 2002, certain of the Company's shareholders paid expenses of approximately $18,000 on the Company's behalf. The expenses primarily related to legal fees and administrative costs associated with a private placement of the Company's common stock and an amendment to its articles of incorporation. The shareholders were reimbursed from proceeds received by the Company's private placement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  Exhibits  are  filed  as  part  of  the  report:


 (3)(i)     Articles  of  Incorporation.  (1)
(3)(ii)     Bylaws.  (1)
 (13)     Annual  report  to  security  holders,  Form  10Q
     or  quarterly  report  to  security  holders.  (2)
(14)     Code  of  Ethics
(31)      Rule  13a-14(a)/15d-14(a)  Certifications
(31)(i)     Certification  of  Dale  B.  Lavigne
(31)(ii)  Certification  of  Thomas  C.  Kilbourne
(32)     Section  1350  Certifications
(32)(i)     Certification  of  Dale  B.  Lavigne
(32)(ii)  Certification  of  Thomas  C.  Kilbourne
(99)     Additional  Exhibits.
               (99)(i)  Audit  Committee  Pre-approval  Policies

               (1)  Incorporated  by  reference  to  previous  filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Audit  Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended February 28, 2003 and 2002 and the reviews of the financial statements included in the Company's Forms 10QSBs during those fiscal years were $7,500 and $7,475, respectively.

Audit  Related  Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company's principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

Tax  Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning.


All  Other  Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company's principal accountant.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable




          [The balance of this page has been intentionally left blank.]
                                     16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DAYBREAK  MINES,  INC.

                                     By: /s/  Dale  B.  Lavigne
                                         ----------------------
                                         Dale B. Lavigne, its President and
                                         Chief  Executive  Officer
                                         Date:  March  15,  2004

                                     By: /s/  Thomas  C.  Kilbourne
                                         --------------------------
                                         Thomas  C.  Kilbourne,  its
                                         Principal  Financial  Officer
                                         Date:  March  15,  2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/  Thomas  C.  Kilbourne
        --------------------------
        Thomas  C.  Kilbourne
        Secretary/Treasurer
        Date:  March  15,  2004

By:     /s/  Ronald  D.  Lavigne
        ------------------------
        Ronald  D.  Lavigne
        Director
        Date:  March  15,  2004

By:     /s/  Dale  B.  Lavigne
        ----------------------
        Dale  B.  Lavigne
        Director
        Date:  March  15,  2004

By:     /s/  Lewis  J.  Lavigne
        -----------------------
        Lewis  J.  Lavigne
        Director
        Date:  March  15,  2004

                                   Exhibit 14

                           DAYBREAK MINES, INC., INC.
                               CODE OF ETHICS FOR
                  PRESIDENT, CEO AND SENIOR FINANCIAL OFFICERS


1. The President, CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the President, CEO and each senior financial officer promptly to bring to the attention of the Disclosure Committee (or in the event that the Company has not established a Disclosure Committee, to the Board of Directors) any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Disclosure Committee in fulfilling its responsibilities.

2. The President, CEO and each senior financial officer shall promptly bring to the attention of the Disclosure Committee and the Audit Committee (or in the event that the Company has not established an audit committee, to the Board of Directors) any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

3. The President, CEO and each senior financial officer shall promptly bring to the attention of the General Counsel, President, or the CEO and to the Audit Committee any information he or she may have concerning any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. The President, CEO and each senior financial officer shall promptly bring to the attention of the General Counsel, President, or the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of these procedures.

5. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of these procedures by the President, CEO or the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in questions had committed other violations in the past.

                                  Exhibit 31.1

                                  CERTIFICATION


I,  Dale  B.  Lavigne,  certify  that:

(1)  I have reviewed this annual report on Form 10-KSB/A of Daybreak Mines, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  March  15,  2004

/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President,  and  Chief  Executive  Officer
                                       19

                                  Exhibit 31.2

                                  CERTIFICATION

I,  Thomas  Kilbourne,  certify  that:

(1)  I have reviewed this annual report on Form 10-KSB/A of Daybreak Mines, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

March  15,  2004

/s/  Thomas  Kilbourne
----------------------
Thomas  Kilbourne
Principal  Accounting  Officer
                                         20

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Daybreak Mines, Inc. (the "Company") on Form 10-KSB/A for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. 1.
Date:  March  15,  2004
       ----------------
/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer
                                            21

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Daybreak Mines, Inc. (the "Company") on Form 10-KSB/A for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March  15,  2004
       ----------------
/s/  Thomas  C.  Kilbourne
--------------------------
Thomas  C.  Kilbourne
Principal  Accounting  Officer

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

                              DAYBREAK MINES, INC.
                                TABLE OF CONTENTS







Balance Sheets, February 28, 2003 and 2002                                           F-3


Statements of Operations for the years ended February 28, 2003 and 2002              F-4


Statements of Changes in Stockholders' Equity
for the years ended February 28, 2003 and 2002                                       F-5


Statements of Cash Flows for the years ended February 28, 2003 and 2002              F-6


Notes to Financial Statements                                                   F-7-F-12



DAYBREAK  MINES,  INC.
BALANCE  SHEETS
February  28,  2003  and  2002




                                         ASSETS

                                                           2003        2002

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $   9,965   $  34,328
                                                      ----------  ----------
    Total current assets . . . . . . . . . . . . . .      9,965      34,328
                                                      ----------  ----------

  Marketable securities. . . . . . . . . . . . . . .      2,595
                                                      ----------
      Total assets . . . . . . . . . . . . . . . . .  $  12,560   $  34,328
                                                      ==========  ==========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .  $     750   $     100
  Related party payables . .             . . . . . . . . . . . .         78
                                                      ----------  ---------
      Total liabilities. . . . . . . . . . . . . . .        750         178
                                                      ----------  ----------

Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized, none issued and outstanding
  Common stock, $0.001 par value; 200,000,000 shares
    authorized, 16,949,419 issued and outstanding. .     16,949      16,949
  Additional paid-in capital . . . . . . . . . . . .    689,789     689,789
  Accumulated deficit. . . . . . . . . . . . . . . .   (697,523)   (672,588)
  Accumulated other comprehensive income . . . . . .      2,595
                                                      ----------   ---------
      Total stockholders' equity . . . . . . . . . .     11,810      34,150
                                                      ----------  ----------
      Total liabilities and stockholders' equity . .  $  12,560   $  34,328
                                                      ==========  ==========



   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
For  the  years  ended  February  28,  2003  and  2002



                                                 2003         2002

Operating expenses:
  Legal expenses . . . . . . . . . . . . .  $     5,001   $    3,888
  General and administrative expenses. . .       20,175        9,485
                                            ------------  -----------
                                                 25,176       13,373
                                            ------------  -----------

Other (income) expense:
  Interest income. . . . . . . . . . . . .         (241)         (65)
                                            ------------  -----------

NET LOSS . . . . . . . . . . . . . . . . .  $    24,935   $   13,308
                                            ============  ===========

Other comprehensive (income) loss
  Unrealized gain in marketable securities  $    (2,595)
                                            ------------  -----------
COMPREHENSIVE LOSS . . . . . . . . . . . .  $    22,340   $   13,308
                                            ============  ===========

Net loss per common share. . . . . . . . .  $       Nil   $      Nil
                                            ============  ===========

Weighted average common
shares outstanding-basic . . . . . . . . .   16,949,419    8,028,871
                                            ============  ===========




   The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  February  28,  2003  and  2002




                                                                                           OTHER
                                                            ADDITIONAL      ACCUMULATED COMPREHENSIVE
                                 SHARES      AMOUNT       PAID-IN CAPITAL     DEFICIT      INCOME     TOTAL

Balance, February 28, 2001    5,949,419   $    594,942   $         62,869  $(659,280)                $(1,469)

Reduction in par value
of common stock. . . . . .                    (588,993)           588,993

Issuance of common stock,
net of offering costs. . .   11,000,000         11,000             37,927                             48,927

Net loss . . . . . . . . .                                                   (13,308)                (13,308)
                            ------------  -------------  ----------------   ---------  ------------  --------

Balance, February 28, 2002   16,949,419         16,949            689,789   (672,588)                 34,150

Unrealized gain in
marketable securities. . .                                                             $     2,595     2,595

Net loss . . . . . .                                                         (24,935)                (24,935)
                            ------------  -------------   ---------------   ---------  ------------  --------

Balance, February 28, 2003   16,949,419   $     16,949   $        689,789  $(697,523)  $     2,595   $11,810
                            ============  =============  ================  ==========  ===========    =======




 The accompanying notes are an integral part of these financial statements.

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  February  28,  2003  and  2002





                                                    2003     2002

Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . .  $(22,340)  $(13,308)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Unrealized gain in marketable securities. . .    (2,595)
    Change in:
    Accounts payable. . . . . . . . . . . . . .       650       (488)
    Related party payables. . . . . . . . . . .       (78)      (853)
                                                 ---------  ---------
      Net cash used by operating activities . .   (24,363)   (14,649)
                                                 ---------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock, net . . .               48,927
                                                 ---------  ---------
      Net cash provided by financing activities               48,927
                                                 ---------  ---------


Net increase (decrease) in cash . . . . . . . .   (24,363)    34,278
                                                 ---------  ---------

Cash, beginning of year . . . . . . . . . . . .    34,328         50
                                                 ---------  ---------

Cash, end of year . . . . . . . . . . . . . . .  $  9,965   $ 34,328
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