Form 10KSB
period 2004-02-29
DAYBREAK MINES INC
filed 2004-05-19
CIK 1164256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   For the fiscal year ended February 29, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X          No
                   --

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $.08 on April 28, 2004, as reported by the Over the Counter "Pink Sheets" was $744,884.

At April 28, 2004, the registrant had 18,119,419 outstanding shares of $0.001 par value common stock.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS                                       3


ITEM 2.    DESCRIPTION OF PROPERTIES                                     6


ITEM 3.    LEGAL PROCEEDINGS                                             6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    7

ITEM 7.    FINANCIAL STATEMENTS                                         12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                     24

ITEM 8A    CONTROLS AND PROCEDURES                                      24

                                   PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.           25

ITEM 10.   EXECUTIVE COMPENSATION                                       25

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                               26

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               27

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                             28

ITEM 14.   PRINCIPLE ACCOUNTANT FEES AND SERVICES                       28

SIGNATURES                                                              35

CERTIFICATIONS                                                          36



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

HISTORY

Daybreak Mines, Inc. (hereinafter "the Company") was incorporated under the laws of the State of Washington on March 11, 1955. The Company was originally named Daybreak Uranium, Inc. The Company was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company was engaged in small scale open pit uranium mining operations in the mid to late 1950s in Spokane County, Washington. By the late 1950s the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In the 1960s the Company expanded its mineral property holdings to include silver mineral properties in the Coeur d'Alene Mining District. To reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. in 1967. The Company's subsequent efforts in the acquisition, exploration and development of potentially viable and commercial properties were unsuccessful. We have conducted no active mineral exploration or other active business operations since 1970. During this time our activities have been confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. We currently hold the mineral rights to approximately 340 acres in Shoshone County, Idaho. There are no known proven or probable ore reserves on our property. The Company does not intend to conduct any exploration activities on the property in Shoshone County. It is the Company's intention to lease or sell its mineral rights in the property. Our offices are located at 805 Mullan Ave., P.O. Box 370, Osburn, ID, 83849.

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

In September 2001 the Board of Directors authorized a private placement of the Company's common Stock to raise $55,000. The proceeds were utilized to pay for legal and accounting fees associated with the preparation and filing of a Form 10SB registration Statement, to pay ongoing expenses related to complying with the reporting requirements of the Securities Exchange Act of 1934, (i.e. preparation of audited financial statements and periodic reports) and working capital. An additional private placement was conducted in 2003 to raise an additional $25,000. The proceeds of the offering will be utilized to pay expenses relating to the Company's ongoing reporting requirements under the Securities Exchange Act of 1934.

RISK  FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended February 29, 2004 and February 28, 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

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

Speculative  Nature  of  Company's  Proposed  Operations
--------------------------------------------------------

The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.
                                        4

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

None











          [The balance of this page has been intentionally left blank]

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock of the Company is traded in the over the counter market on the Pink Sheets under the symbol "DBRM". The following table shows the high and low closing sales prices for the Common Stock for each fiscal quarter since commencing with the fiscal year starting on March 1, 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Fiscal Year Ending      High Closing  Low Closing
------------------     ------------- ------------

February 28, 2003
First Quarter. . .           .06          .05
Second Quarter . .           .07          .06
Third Quarter. . .           .08          .07
Fourth Quarter . .           .08          .07


Fiscal Year Ending  High Closing  Low Closing

February 29, 2004
First Quarter. . .           .05          .04
Second Quarter . .           .08          .05
Third Quarter. . .           .07          .05
Fourth Quarter . .           .10          .07




The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

GENERAL
-------

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





          [The balance of this page has been intentionally left blank.]

PLAN  OF  OPERATION.

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

GENERAL  BUSINESS  PLAN.

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity which desires to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. However, the Board of Directors has adopted a resolution that prohibits any acquisition or merger with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest. Because there is no legal prohibition against such transactions, this policy could be rescinded by the Board of Directors if it deemed such action to be in the best interest of the shareholders. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The primary method we will use to find potential merger or acquisition candidates will be to periodically run classified ads in the Wall Street Journal seeking companies which are looking to merge with a public shell. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.

Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, minimal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial Public Offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers or through advertising our availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time frame required by federal securities laws. Our management, while not especially experienced in matters relating to our new business, will rely primarily upon their own efforts to accomplish our business purposes. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There is no agreement or understanding that non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. The Company's officers, directors or affiliates have not used any particular consultants or advisors on a regular basis and there is no intention that any particular consultant or advisor will be hired by the Company in the future. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as we have limited cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. The Directors have adopted a resolution prohibiting the Company from borrowing funds and using the proceeds therefrom to make payments to the Company's promoters, management or their affiliates or associates. In no event will any consultant or finders' fees be paid to any member of the Company's management or any of the Company's principal shareholders. We will not restrict our search to any specific industry, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict, at this time, the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements, public offerings or loan transactions to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. All transactions in securities affected in connection with the Company's business model will be effected by a registered broker-dealer. There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements. The Company will not enter into any loan transactions to loan money to or borrow money from any prospective merger or acquisition candidates or to an unaffiliated third party. We also have no plans to conduct any offerings under Regulation S.

ACQUISITION  OF  OPPORTUNITIES.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code"). With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilative effect on the percentage of shares held by our then-shareholders. We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We intend to be subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of our present management.

FINANCING

The Company believes it that can satisfy its cash requirements for the foreseeable future and has no plans to raise additional funds in the next twelve months. Management has no plans to seek loan financing.

EMPLOYEES

The Company does not expect any significant change in the number of employees unless or until such time as it acquires a business opportunity.








          [The balance of this page has been intentionally left blank.]
                                  11

ITEM  7.     FINANCIAL  STATEMENTS

                                                             DeCoria, Maichel
                                                             &  Teague P.S.





REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Daybreak  Mines,  Inc.


We have audited the accompanying balance sheets of Daybreak Mines, Inc. ("the Company") for the years ended February 29, 2004 and February 28, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Mines, Inc. for the years ended February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/:DeCoria, Maichel & Teague P.S.

Spokane,  Washington
April  8,  2004

                              DAYBREAK MINES, INC.
                                TABLE OF CONTENTS









Balance Sheets, February 29, 2004 and February 28, 2003                                        14


Statements of Operations for the years ended February 29, 2004 and February 28, 2003           15


Statements of Changes in Stockholders' Equity
for the years ended February 29, 2004 and February 28, 2003                                    16


Statements of Cash Flows for the years ended February 29, 2004 and February 28, 2003           17


Notes to Financial Statements                                                             18 - 23





DAYBREAK  MINES,  INC.
BALANCE  SHEETS
February  29,  2004  and  February  28,  2003






                                      ASSETS

                                                                2004        2003
CURRENT ASSETS
     Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  20,141   $   9,965
     Accounts receivable. . . . . . . . . . . . . . . . .        930
     Prepaid expense. . . . . . . . . . . . . . . . . . .        361
          Total current assets. . . . . . . . . . . . . .     21,432       9,965
                                                           ----------  ----------

     Marketable securities. . . . . . . . . . . . . . . .      8,675       2,595
                                                           ----------  ---------

          Total assets. . . . . . . . . . . . . . . . . .  $  30,107   $  12,560
                                                           =========   =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable . . . . . . . . . . . . . . . . . .  $       -   $     750
                                                           ----------  ----------

          Total liabilities . . . . . . . . . . . . . . .          -         750
                                                           ----------  ----------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value; 10,000,000
          shares authorized, none issued and outstanding
     Common stock, $0.001 par value; 200,000,000
          shares authorized, 18,199,419 and 16,949,419
          issued and outstanding, respectively. . . . . .     18,199      16,949
     Additional paid-in capital . . . . . . . . . . . . .    709,997     689,789
     Accumulated deficit. . . . . . . . . . . . . . . . .   (709,764)   (697,523)
     Accumulated other comprehensive income . . . . . . .      8,675       2,595
                                                            --------   ----------
               Total stockholders' equity . . . . . . . .     30,107      11,810
                                                           ----------  ----------

               Total liabilities and stockholders' equity  $  30,107   $  12,560
                                                           =========   =========



    The accompanying notes are an integral part of these financial statements
                                   14

DAYBREAK  MINES,  INC.
STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
For  the  years  ended  February  29,  2004  and  February  28,  2003



                                                                  2004     2003

OPERATING EXPENSES
     General and administrative expenses                  $    12,821   $    25,176
                                                               12,821        25,176
                                                           ----------   ------------

OTHER (INCOME) EXPENSE
     Interest income                                              (55)         (241)
     Realized gain on marketable securities                    (3,525)            -
                                                           -----------   -----------
                                                               (3,307)         (241)
                                                           -----------   -----------

NET LOSS                                                  $     9,241   $    24,935
                                                          ===========   ============

OTHER COMPREHENSIVE (INCOME) LOSS
     Unrealized gain in marketable securities, net
          of reclassification adjustments for gain
          Included in net income                          $     6,080   $    (2,595)
                                                          -----------   -----------

COMPREHENSIVE LOSS                                        $     3,161   $    22,340
                                                          ===========   ===========

NET LOSS PER COMMON SHARE . . . . . . . . . . . . . .     $    Nil      $    Nil
                                                          ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC     17,586,405    16,949,419
                                                         ===========    ==========



    The accompanying notes are an integral part of these financial statements

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  February  29,  2004  and  February  28,  2003




     OTHER
                                                                  ADDITIONAL     ACCUMULATED   COMPREHENSIVE
                                   SHARES           AMOUNT     PAID-IN  CAPITAL     DEFICIT        INCOME      TOTAL

Balance, February 28, 2002       16,949,419        $  6,949        $689,789        $(672,588)                 $34,150

Unrealized gain in
marketable securities. . .                                                                    $     2,595       2,595

Net loss . . . . . . . . .                                                           (24,935)                 (24,935)
                              ------------        --------        ---------        ---------  -----------    ---------
Balance, February 28, 2003      16,949,419          16,949          689,789         (697,523)       2,595      11,810
                              ------------        --------        ---------        ---------  -----------    ---------

Issuance of common stock,
net of offering costs. . .       1,250,000           1,250           20,208                                    21,458

Unrealized gain in
marketable securities, net                                                                          6,080       6,080

Net loss . . . . . . . . .                                                           (9,241)                   (9,241)
                               ------------       ---------      ----------        ---------  -----------    ---------

Balance, February 29, 2004       18,199,419       $ 18,199         $709,997       $(706,764)      $ 8,675      $30,107
                               ============       =========      ==========       ==========  ===========    =========




    The accompanying notes are an integral part of these financial statements

DAYBREAK  MINES,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  February  29,  2004  and  February  28,  2003




                                                              2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES
               Net loss. . . . . . . . . . . . . . . . . .  $ (9,241)  $(24,935)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
               Realized gain on sale of marketable equity
                 securities. . . . . . . . . . . . . . . .    (3,525)
     Change in:
          Accounts payable . . . . . . . . . . . . . . . .      (750)       650
          Related party payables . . . . . . . . . . . . .                  (78)
                                                            ---------  --------
               Net cash flows used by operating activities   (13,516)   (24,363)
                                                            ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash provided by sale of marketable equity
        securities . . . . . . . . . . . . . . . . . . . .     2,234
                                                            ---------  ---------
               Net cash provided by investing activities .     2,234
                                                            ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock, net . . . . . . .    21,458
                                                            ---------  ---------
               Net cash provided by financing activities .    21,458
                                                            ---------  ---------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . .    10,176    (24,363)
                                                            ---------  ---------

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . .     9,965     34,328
                                                            --------   ---------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . .  $ 20,141   $  9,965
                                                            ========   ========

SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
     Account receivable and prepaid expense realized
          from sale of marketable equity securities. . . .  $  1,291
                                                            ========









    The accompanying notes are an integral part of these financial statements

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

Income  Taxes
-------------

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At February 29, 2004 and February 28, 2003, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

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

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Net  Loss  Per  Share
---------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At February 29, 2004 and February 28, 2003, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

Fair  Values  of  Financial  Instruments
----------------------------------------

The amounts of financial instruments including cash, account receivable, prepaid expenses and accounts payable, approximated their fair values as of February 29, 2004 and February 28, 2003.

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

Investments
-----------

Marketable equity securities consist of various micro-cap equity securities, and are categorized as non current and available for sale and carried at quoted market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income or loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations. During the year ended February 29, 2004, the Company's investments experienced an unrealized gain, net of reclassification adjustments for gains included in net income of $6,080.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Investments,  Continued:
------------------------

The gain increased the Company's investment in marketable securities from $2,595 at February 28, 2003 to $8,675 at February 29, 2004. During the year ended February 28, 2003 the Company's investments in marketable equity securities experienced an unrealized gain of $2,595.

New  Accounting  Pronouncements
-------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on the Company's financial statements.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements,  Continued:
--------------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

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

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements,  Continued:
--------------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

3.     MINERAL  PROPERTIES

At February 29, 2004 and February 28, 2003, the Company's mineral properties consisted of approximately 340 acres of unpatented mining claims and mineral rights on privately deeded lands located in Shoshone County Idaho. The properties contain no known economical mineral resources. In 1999, the Company reduced the carrying value of its mineral properties to zero.

4.     INCOME  TAXES

Income taxes are recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision as it has no taxable income. The Company has no net operating loss carryforwards for income tax purposes and accounts for its operating expenses as capitalized deferred development costs on its income tax returns. At February 29, 2004 and February 28, 2003, the Company had no deferred tax assets or liabilities.

DAYBREAK  MINES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

5.     STOCKHOLDERS'  EQUITY

Common  Stock
-------------

The Company has one class of common stock outstanding with 200,000,000 shares authorized for issue. The common stock has a par value of $0.001 per share and is non-assessable.

Preferred  Stock
----------------

The Company is authorized to issue of up to 10,000,000 shares of $0.001 par value preferred stock. At February 29, 2004 and February 28, 2003, no shares of preferred stock were issued or outstanding.

Private  Placement
------------------

In August of 2003, the Company offered shares of its common stock for sale, in a private placement, to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 1,250,000 shares of the Company's unregistered common stock for $0.02 per share, or $25,000. Net proceeds of $21,458 from the offering were used to fund general and administrative activities and investigate potential business opportunities with other entities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM  8A.    CONTROLS  AND  PROCEDURES

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's President has concluded that the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
                    SECTION  16(A)  OF  THE  EXCHANGE  ACT

Identification  of  Directors  and  Executive  Officers  are  as  follows:

The following information is provided with respect to each executive officer and director of the Company as of April 28, 2004:


Name. . . . . . . .  Age  Office with the Company


Dale B. Lavigne . .   73  President and Director
-------------------  ---  --------------------------------

Ronald D. Lavigne .   50  Vice President and Director

Thomas C. Kilbourne   53  Secretary/Treasurer and Director

Lewis J. Lavigne. .   79  Director



Dale B. Lavigne is the President and a Director of the Company. Mr. Lavigne has been a director of the Company for more than 30 years and has served as the Company's President for more than 15 years. Dale Lavigne has been a Director of the Company since January 1983. Mr. Lavigne has been a director of Daybreak Mining Company for more than 30 years and has served as Daybreak's President for more than 15 years. Mr. Lavigne receives no compensation for serving as an officer or director of Daybreak. Mr. Lavigne's prior experience with shell companies is related to mineral exploration companies which became inactive. Mr. Lavigne has been a director of Aberdeen Idaho Mining Company since 1883. Mr. Lavigne owns 55,000 shares of Aberdeen Idaho common Stock (approximately .006%). Mr Lavigne receives no compensation for serving as a director of Aberdeen Idaho. Mr. Lavigne was a director, but not a stockholder of Idaho Montana Silver Mines at the time controlling interest was sold in February 2000. The company is now called Grant Douglas Acquisition Corp. The stock has been reverse split 1:55. There is no current market for the stock. Mr. Lavigne received no compensation in connection with the acquisition of the company. Mr. Lavigne was a director but not a stockholder of Capitol Silver Mines Inc. Control of the Company was acquired by Internet Culinary in June 1999. The stock was subsequently reverse split 1:50. There is no current market for the stock.
                                                24

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)

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

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

As of the close of business on April 28, 2004, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Mines, Inc.



Title of Class. . . .  Name and Address of                                               Amount and Nature           Percent
                        Beneficial Owner                                                  of Beneficial               Class (1)
                                                                                            Ownership

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



(1)Percent of ownership is based upon 18,199,419 shares of common stock outstanding on April 28, 2004.

SECURITY  OWNERSHIP  OF  MANAGEMENT  AS  OF  APRIL  28,  2004

The following table sets forth certain information as of April 28, 2004 regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.

Title of Class. . . .       Name and Address of                          Amount and Nature           Percent
                              Beneficial Owner                             of Beneficial              Class (1)
                                                                             Ownership

                             Dale B. Lavigne
Common                       P.O. Box A
Stock                        Osburn, ID 83849                              743,425                           4.08%

                             Ronald D. Lavigne
Common                       21 Sunset Avenue
Stock                        Silverton, ID 83867                           403,000                           2.21%

                             Thomas C. Kilbourne
Common                       P.O. Box 953
Stock                        Osburn, ID 83849                              403,000                           2.21%

                             Lewis J. Lavigne
Common                       HC-01 Box 188
Stock                        Marler St. Montgomery Gulch
                             Kellogg, ID 83837                             558,950(2)                        3.07%

Common                       All Directors and Officers
Stock                        As a Group
                            (4 Individuals)                              2,108,375                          11.59%
                                                                        ===========



(1)Percent of ownership is based upon 18,199,419 shares of common stock outstanding on April 28, 2004.

(2)Includes  2,200  shares  of  stock  held  by  Mr.  Lavigne's  children.

Committees of the Board of Directors. We do not have a compensation or audit committee or a nominating committee. The board of directors as a whole acts as the compensation, audit, and the nominating committee.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. These persons are also required by the regulation to furnish copies of all of these reports to us, as they are filed. During fiscal the fiscal year ended February 29, 2004. During fiscal year ended February 29, 2004; certain officers and directors owning more than 10% stock were delinquent in their Section 16(a) filings. These reports were filed in the first quarter ending May 31, 2004.

Code Of Ethics. The Company has adopted a Code of Ethics that applies to the Company's executive officers. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Daybreak Mines, Inc. 805 Mullen Ave.; P.O. Box 370, Osburn, ID, 83849. The Company does not presently have a website.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company has funded the majority of its operating activities by advances from related parties throughout much of its history. The related parties, to a large extent, have been business entities owned or controlled by Dale B. Lavigne, the Company's president and a director. The advances have not been subject to any specific repayment terms and are payable on demand There have been on such advances for the fiscal years ended February 29, 2004 or February 28, 2003.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     The  following  Exhibits  are  filed  as  part  of  the  report:

(3)(i)     Articles  of  Incorporation.  (1)
(3)(ii)    Bylaws.  (1)
(13) Annual report to security holders, Form 10Q or quarterly report to security holders. (1)
(15)       Code  of  Ethics  (Pages  29-34)
(31)       Rule  13a-14(a)/15d-14(a)  Certifications
(31)(i)    Certification  of  Dale  B.  Lavigne
(31)(ii)   Certification  of  Thomas  C.  Kilbourne
(31)       Section  1350  Certifications
(32)(i)    Certification  of  Dale  B.  Lavigne
(32)(ii)   Certification  of  Thomas  C.  Kilbourne
(99)       Additional  Exhibits.

      (1)  Incorporated  by  reference  to  previous  filing

(b) No reports have been filed on Form 8-K during the last fiscal quarter covered by this report.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 and 2004 were pre-approved by the board of directors.

Audit  Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements for the fiscal years ended February 29, 2004 and February 28, 2003 and the reviews of the financial statements included in the Company's Forms 10QSBs during those fiscal years were $11,770 and $9,000 respectively.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES  (CONTINUED)

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

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not  Applicable

                                   Exhibit 15
                              Daybreak Mines, Inc.

                                 CODE OF ETHICS



INTRODUCTION

"Quality and Integrity" has been a part of Daybreak Mines, Inc. (hereinafter called the Company) since its inception. Truthfulness, honesty, fairness, to each other, our Company, and to our investors, customers and suppliers are the ethical standards, by which we live and work. Each person who is an officer or director of the Company is a Company "associate" and has a responsibility to deal ethically in all aspects of the Company's business and to comply fully with all laws, regulations, and Company policies. Anyone who is employed by the Company is expected to assume the responsibility for applying these standards of ethical conduct. When in doubt any future employees will have the responsibility to seek clarification from the appropriate Company representative. (See Disclosure, Guidance and Approvals below).

Each director, officer and employee of the Company is required to comply with this Code of Ethics.


                              CONFLICTS OF INTEREST

A CONFLICT OF INTEREST EXISTS WHEN AN INDIVIDUAL'S PRIVATE INTEREST CONFLICTS WITH THE INTERESTS OF THE COMPANY. WHEN AN INDIVIDUAL'S LOYALTY TO THE COMPANY AND CONDUCT OF RESPONSIBILITIES AND DUTIES TOWARDS THE COMPANY IS PREJUDICED BY ACTUAL OR POTENTIAL BENEFIT FROM ANOTHER SOURCE A CONFLICT OF INTEREST EXISTS.

We are confident of the individual loyalty and honesty of our associates. Good relations with investors, customers and suppliers and the integrity of our associates are critical sources of goodwill and absolutely necessary to our success. Associates should never be in a position where their personal interests or third parties inappropriately influence their judgment on Company matters.

No associate should be subject, or even reasonably appear to be subject to, influences, interests or relationships that conflict with the best interests of the Company. This means avoiding any activity that might compromise or seem to compromise the integrity of the Company or the associate. An associate shall avoid conflicts of interests in connection with the conduct of the Company's business except as expressly permitted by this Code.

Common  Sources  of  Conflicts.

Although it is impossible to prepare a list of all potential conflict of interest situations, conflicts of interest generally arise in four situations:

-INTEREST OF ASSOCIATE - When an associate, a member of the associate's family or a trust in which the associate is involved, has a significant direct or indirect financial interest in, or obligation to, an actual or potential competitor, supplier, lender, service provider or customer of the Company.

-INTEREST OF RELATIVE - When an associate conducts business on behalf of the Company with a supplier or customer of whom a relative by blood or marriage is a principal, partner, shareholder, officer, employee or representative.

-GIFTS - When an associate, a member of the employee's household, a trust in which the employee is involved, or any other person or entity designated by the employee, accepts gifts, credits, payments, services or anything else of more than token or nominal value from an actual or potential competitor, supplier or customer.

-MISUSE OF INFORMATION - When employee misuses information obtained in the course of employment.

Specific  Examples.
-------------------

While it is not possible to describe every situation, it is useful to consider a few examples in which clear conflicts of interest are present so that ground rules can be established:

-POSITION OF INFLUENCE - If an associate or a member of that associate's family has a significant financial or other beneficial interest in an actual or potential supplier or customer, the associate may not, without full disclosure and specific written clearance by appropriate Company representatives, influence decisions with respect to business with such supplier or customer. Such positions include situations where associates create specifications for suppliers' raw materials, products or services; recommend, evaluate, test or approve such raw materials, products or services; or participate in the selection of, or negotiating arrangements with, suppliers.

-OTHER POSITIONS - It is expressly acceptable for individuals of this Company to serve as officers and directors of other companies at their discretion.

Advance  Disclosure.
-------------------

Because conflicts of interest have the potential of serious abuse, all conflict of interest circumstances affecting any associate should be disclosed to the appropriate Company representative. While transactions affected by a conflict of interest must generally be avoided, there may be times when such transactions are nevertheless fair and appropriate and in the Company's best interest. When an associate believes a potential transaction that may be affected by a conflict of interest should nevertheless be pursued, they must disclose all material terms of the proposed matter to the appropriate Company representative in advance. No such transaction may be pursued, however, unless it is approved in advance by the appropriate, duly authorized and disinterested officers of the Company, the board of directors or an appropriate committee thereof.

                                 LAWFUL CONDUCT

All associates shall carry on the business of the Company in compliance with all applicable laws. Without limiting this obligation, the following conduct is prohibited:

-Employee theft, fraud, embezzlement, misappropriation, or any form of wrongful conversion of property belonging to the Corporation or another employee.

-Any act of fraud, deception or intentional misrepresentation against or involving the Corporation, an investor, a customer, a supplier or any other party.

-Any act of bribery, including a promise, offer or gift of money or anything of value made or offered by an employee to:

1.     A  government  official  or  someone  acting  for  the  government;  or

2. A person employed by, or acting on behalf of, an investor, a customer, supplier or other organization, with which the Corporation does business or has prospective business, (except in the case of certain permitted gifts described below).

-The destruction or alteration of Corporation records in order to falsify, conceal or misrepresent information for any purpose including any motivation to:

1. Avoid criticism for errors of judgment or to conceal failure to follow a supervisor's instructions.

2. Show a performance record better than, or different from, performance actually achieved.

3. Misrepresent the employee's performance, activities, or other transactions, or those of another employee.

-Political contributions of money, services, or other property of the Corporation that are in violation of the law when the contributions are made.

-Violations of securities laws rules or regulations, including concealment of information required to be disclosed in filings the Corporation makes with the Securities and Exchange Commission.


                                      GIFTS


Associates and their families generally shall not solicit or accept gifts, fees, bequests, services or entertainment from investors, customers, suppliers or prospective customers. A gift is regarded as any type of gratuity, favor, loan, legacy, fee, compensation, or anything of monetary value. All such gifts are prohibited except:

-Business entertainment and other courtesies such as meals, sporting events, and the like, that involves no more than ordinary amenities, and can be properly reciprocated by the employee and charged as a business expense. Lavish or extravagant entertainment, such as weekend trips, etc., should not be accepted unless full reimbursement is made by the recipient to the donor.

-Gifts received because of kinship, marriage, or social relationships and not because of any business relationship.

-Unsolicited advertising or promotional materials that are made widely available.

-Customer or supplier paid travel or lodging where the trip has a legitimate business purpose. An appropriate Company representative must approve any such trips in advance in writing.

-Fees or other compensation received from an organization in which membership or an official position is held, subject to prior written approval by an appropriate Company representative.

Associates who believe that acceptance of a permitted gift might make them feel obligated and therefore improperly influenced in the performance of their duties should not accept it, or turn it over to the Company. Associates, who are unsure whether a gift is a violation of the law and the Code, should seek guidance from an appropriate Company representative.

Likewise, no associate of the Company or members of his or her family may extend a gift to any existing or prospective investor, customer or supplier that will not meet these same criteria.

MISUSE  OF  INFORMATION

No information obtained as a result of employment or association with the Company may be used for personal profit or as the basis for a "tip" to others unless the Company has made such information generally available to the public, This is true whether or not direct injury to the Company appears to be involved. The requirement is not limited to transactions relating to the Company stock but also applies to securities of any other company and includes any situation in which information may be used as the basis for unfair bargaining with an outsider. The public disclosure of confidential data and trade secrets relating to our business can have a material adverse effect on the Company and is prohibited.

CORPORATE OPPORTUNITIES. A CORPORATE OPPORTUNITY IS AN OPPORTUNITY USEFUL TO THE COMPANY THAT IS DISCOVERED THROUGH THE USE OF COMPANY PROPERTY, OPPORTUNITY OR POSITION AS A COMPANY ASSOCIATE.

Associates are prohibited from taking corporate opportunities for themselves. When an associate uses corporate property, corporate information or corporate position for personal gain, he or she is taking a corporate opportunity. You must use corporate opportunities only for advancing the legitimate business interests of the Company.

COMPLETE  TRUTHFUL  AND  FULL  DISCLOSURES  IN  PUBLIC  FILINGS

The Company's filings made under the Securities Exchange Act of 1934, such as quarterly and annual reports and proxy statements, are to contain all required disclosures. All such filings shall provide required information in a full, fair, accurate, timely, and understandable manner. The Company has procedures in place to achieve these goals with respect to securities reports and shareholder communications. Any employee who has concerns about the accuracy or adequacy of disclosures being made in these documents should feel free to contact the Chief Financial Officer. No employee shall engage in any conduct with the intent of impairing the Company's compliance with this provision.

                               ACCOUNTING MATTERS

The Company's financial statements and books and records on which they are based must accurately reflect all corporate transactions. All receipts and disbursements of corporate funds shall be promptly and properly recorded on the Company's books. The Company's records must disclose the nature and purpose of the transactions. The Company's investors, creditors and other decision makers rely on its records and have a right to information which is timely and accurate.

-All employees shall cooperate fully with the independent auditors of the Company and under no circumstances withhold any information from them.

-A director, officer or employee may not maintain the Company's accounting or other records, or cause them to be maintained, in such a way that they do not reflect the true nature of transactions, account balances or other matters with clarity and completeness.

-A director, officer or employee may not establish for any purpose an unauthorized, undisclosed, or unrecorded fund or asset account involving Company assets.

-A director, officer or employee may not allow transactions with an investor, supplier, agent, or customer to be structured or recorded in a way not consistent with normal business practice or generally accepted accounting principles.

-No false, incomplete, misleading or artificial entries or records shall be made on the books or records of the Company or its subsidiaries for any reason. The shifting of charges or costs to inappropriate accounts is prohibited.

-No payment on behalf of the Company shall be made or approved with the understanding that it will or might be used for something other than the stated purposes.

-Undisclosed or unrecorded corporate funds shall not be established for any purpose, nor shall the Company funds be placed in any personal or non-corporate account.

-"Slush funds" or similar off-book accounts, where there is no accounting for receipts or expenditures on corporate books, are prohibited.

A system of internal accounting controls shall be maintained which is sufficient to provide reasonable assurances that transactions:

-are  executed  in  accordance  with  management's  authorization.

-are recorded in a manner that permits preparation of the Company's financial statements in conformity with generally accepted accounting principles and applicable regulations.

-are  recorded  so  as to maintain accountability for the Company's assets.
No officer or employee acting on behalf of the Company shall engage in any activity that circumvents or seeks to circumvent the Company's systems of internal controls.


                       DISCLOSURE, GUIDANCE AND APPROVALS


This Code permits or requires associates in various situations to disclose certain facts to, and seek guidance or obtain approval from "appropriate Company representatives".

For  each  associate,  the  "appropriate  Company representative" is as follows:

- In the case of any non-officer employee, such employee's supervisor. If such employee has concerns regarding the supervisor's objectivity or independence with respect to the matter, the appropriate Company representative is the Chief Financial Officer.

- In the case of any officer or management employee (other than the CEO, President, CFO or Controller) the appropriate Company representative is the Chief Financial Officer. If such employee has concerns regarding the Chief Financial Officer's objectivity or independence with respect to the matter, the appropriate Company representative is the Chief Executive Officer or the President.

- In the case of the Chief Executive Officer, the President, the Chief Financial Officer or the Controller, and any director, the appropriate Company representative is the Chairman of the Audit Committee of the Board of Directors or, if the Chairman so determines, the full Audit Committee.

These are the persons associates should contact to seek guidance, to clarify issues and to obtain confirmation that a particular course of conduct or transaction is permissible or impermissible under this Code. The Audit Committee has adopted separate procedures for employees to report concerns they may have regarding financial reporting abuses, illegality or violations of this Code on a confidential basis. The Company Corporation Employee Reporting Procedure for Accounting and Auditing Concerns are circulated periodically and any employee may obtain a copy from the Chief Financial Officer.

                                 CERTIFICATIONS

Employees may be required periodically to certify their understanding of and intent to comply with or their past compliance with this Code.

Any employee who violates this Code of Ethics is subject to possible suspension or other disciplinary action, including discharge. Any employee who assists in, or knowingly fails to report, a violation of this Code is also subject to suspension, discharge or other appropriate action. Any employee who suspects a violation of these policies (including any material transaction or relationship that gives rise to a conflict of interest which to the knowledge of such employee has not been disclosed to the appropriate persons) should inform the appropriate Company representatives by using the Company Corporation Employee
Reporting  Procedure  for  Accounting  and  Auditing  Concerns.

ADOPTED  AND  ACCEPTED  BY  THE  BELOW  SIGNED  DIRECTORS OF DAYBREAK MINES INC.




Signed  this  3rd  day  of  May,  2004








/s/  Dale  B.  Lavigne
----------------------
Dale  Lavigne



/s/  Ronald  D.  Lavigne
------------------------
Ronald  Lavigne



/s/  Thomas  C.  Kilbourne
--------------------------
Thomas  Kilbourne



/s/  Lewis  J.  Lavigne
-----------------------
Lewis  Lavigne

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DAYBREAK  MINES,  INC.

                       By:     /s/  Dale  B.  Lavigne
                               ----------------------
                               Dale  B.  Lavigne,  its  President  and
                               Chief  Executive  Officer
                               Date:  May  11,  2004

                       By:     /s/  Thomas  C.  Kilbourne
                               --------------------------
                               Thomas  C.  Kilbourne,  its
                               Principal  Financial  Officer
                               Date:  May  11,  2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:   /s/  Thomas  C.  Kilbourne
           --------------------------
          Thomas  C.  Kilbourne
          Secretary/Treasurer
          Date:  May  11,  2004

     By:  /s/  Ronald  D.  Lavigne
          ------------------------
          Ronald  D.  Lavigne
          Director
          Date:  May  11,  2004


     By:  /s/  Dale  B.  Lavigne
          ----------------------
          Dale  B.  Lavigne
          Director
          Date:  May  11,  2004

     By:  /s/  Lewis  J.  Lavigne
          -----------------------
          Lewis  J.  Lavigne
          Director
          Date:  May  11,  2004

                                  Exhibit 31.1

                                  CERTIFICATION
I,  Dale  B.  Lavigne,  certify  that:

(1)  I  have  reviewed this annual report on Form 10-KSB of Daybreak Mines, Inc.

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

Date:  May  11,  2004
       --------------

/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

                                  Exhibit 31.2

                                  CERTIFICATION

I,  Thomas  Kilbourne,  certify  that:

(1)  I  have  reviewed this annual report on Form 10-KSB of Daybreak Mines, Inc.

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

Date:  May  11,  2004
       --------------

/s/  Thomas  Kilbourne
----------------------
Thomas  Kilbourne
Principal  Accounting  Officer
                              38

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Daybreak Mines, Inc. (the "Company") on Form 10-KSB for the period ending February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. 1.
Date:  May  11,  2004
       --------------

/s/  Dale  B.  Lavigne
----------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer
                           39

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Daybreak Mines, Inc. (the "Company") on Form 10-KSB for the period ending February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May  11,  2004
       --------------
/s/  Thomas  C.  Kilbourne
--------------------------
Thomas  C.  Kilbourne
Principal  Accounting  Officer