Form 10QSB
period 2004-05-31
DAYBREAK MINES INC
filed 2004-07-08
CIK 1164256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                   For the quarterly period ended May 31, 2004

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

Yes  [X]  No  [  ]

At June 14, 2004, 18,119,419 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I



                                                                             Page
ITEM 1.   Balance Sheets as of May 31, 2004
          and February 29, 2004 . . . . . . . . . . . . . . . . . . . . . .   3

          Statements of Operations For the Three Month
          Periods Ended May 31, 2004 and 2003 . . . . . . . . . . . . . . .   4

          Statements of Cash Flows For the Three Month Periods
          Ended May 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations. . . . . . . . . . . . . . . . . .   7

ITEM 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .     7

                                      PART II

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .      8

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .      8

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .      8

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . .      8

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .      8

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .      8

          Signatures. . . . . . . . . . . . . . . . . . . . . . .             9

          Certifications. . . . . . . . . . . . . . . . . . . . .            10


                                     PART I.



                                                                      BALANCE SHEETS AS OF MAY 31, 2004
DAYBREAK MINES, INC.                                                              AND FEBRUARY 29, 2004



ITEM 1:  FINANCIAL STATEMENTS


                                     ASSETS
                                                          (UNAUDITED),
                                                            MAY 31,         FEBRUARY 29,
                                                             2004             2004
CURRENT ASSETS:
     Cash. . . . . . . . . . . . . . . . . . . . . .  $      13,136   $      21,071
     Prepaid expenses. . . . . . . . . . . . . . . .            361             361
                                                      -------------   -------------
          Total current assets . . . . . . . . . . .         13,497          21,432
                                                      --------------  -------------

Marketable securities. . . . . . . . . . . . . . . .         11,003           8,675
                                                      -------------- --------------


Total assets . . . . . . . . . . . . . . . . . . . .  $      24,500   $      30,107
                                                      =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . .  $       2,055   $           -
                                                      -------------   -------------
          Total liabilities. . .     . . . . . . . .          2,055               -
                                                      -------------   -------------

STOCKHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 10,000,000
shares authorized, none issued and outstanding
     Common stock; $0.001 par value; 200,000,000
          shares authorized; 18,199,419 shares issued
          and outstanding. . . . . . . . . . . . . .         18,199          18,199
     Additional paid-in capital. . . . . . . . . . .        709,997         709,997
     Accumulated deficit . . . . . . . . . . . . . .       (717,996)       (706,764)
     Accumulated other comprehensive income. . . . .         12,245           8,675
                                                      -------------   -------------
          Total stockholders' equity . . . . . . .           22,445          30,107
                                                      --------------  -------------

          Total liabilities and stockholders' equity  $      24,500   $      30,107
                                                      ==============  =============


      The accompanying notes are an integral part of these financial statements.
                                     Page 3



                                                                          STATEMENTS  OF OPERATIONS  FOR  THE
DAYBREAK  MINES,  INC.                                                    THREE  MONTH  PERIODS  ENDED
(UNAUDITED)                                                               MAY  31,  2004  AND  2003



                                                                                   MAY 31,        MAY 31,

                                                                                    2004          2003
OPERATING EXPENSES:
     Accounting expense                                                        $     9,950   $     7,577
     General and administrative expenses                                             2,049           156
                                                                               ------------  ------------
          Total operating expenses                                                  11,999         7,733
                                                                               ------------  ------------

OTHER (INCOME):
     Interest income                                                                   (17)          (12)
Realized gain on marketable security                                                  (750)            -
                                                                               ------------  ------------
          Total other (income)                                                        (767)          (12)
                                                                               ------------  ------------

NET LOSS                                                                       $    11,232   $     7,721
                                                                               ===========   ============

OTHER COMPREHENSIVE (INCOME)
Unrealized gain on marketable securities, net
     of reclassification adjustments for gain
     included in net income                                                         (3,570)       (3,793)
                                                                               -----------   ------------

COMPREHENSIVE LOSS                                                             $     7,662   $     3,928
                                                                               ===========   ============

NET LOSS PER COMMON SHARE . . . . . . . . . . . . . .                          $      Nil    $        Nil
                                                                               ===========   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING - BASIC                            18,199,419    16,949,419
                                                                               ===========   ============



  The accompanying notes are an integral part of these financial statements.
                                     Page 4




                                                     STATEMENTS  OF  CASH  FLOWS  FOR  THE
DAYBREAK MINES, INC.                                 THREE MONTH  PERIODS  ENDED
(Unaudited)                                          MAY  31,  2004  AND  2003


                                                             MAY 31,     MAY 31,
                                                              2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(11,232)  $ (7,721)
Adjustments to reconcile net loss to net cash
used by operating activities:
Realized gain on marketable securities . . . . . . . . . .      (750)         -
     Change in:
          Accounts payable . . . . . . . . . . . . . . . .     2,055      4,327
                                                            --------   ---------
               Net cash flows used by operating activities    (9,927)    (3,394)
                                                            --------   ---------
Cash flows from investing activities:
     Cash provided by sale of marketable equity
          securities . . . . . . . . . . . . . . . . . . .     1,992          -
                                                            ---------  ---------
               Net cash flows from investing activities. .     1,992          -
                                                            ---------  ---------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . .    (7,935)    (3,394)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .    21,071      9,965
                                                            --------   ---------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . .  $ 13,136   $  6,571
                                                            ========   =========




  The accompanying notes are an integral part of these financial statements.
                                     Page 5

DAYBREAK  MINES,  INC.
(UNAUDITED)                                   NOTES  TO  FINANCIAL  STATEMENTS
-----------                              -------------------------------------

1.     BASIS  OF  PRESENTATION:

The financial statements of Daybreak Mines, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Daybreak Mines, Inc. believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 29, 2004 included in the registrant's filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 28, 2005.

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's February 29, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.     RECLASSIFICATIONS:

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported earnings.





              [The balance of this page left intentionally blank.]

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  OR  PLAN  OF  OPERATIONS

PLAN  OF  OPERATION

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

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's February 29, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended May 31, 2004, the Company used $9,927 of cash for operating activities, compared to $3,394 used for operating activities in the first fiscal quarter of 2004 including $750 of realized gains on marketable securities. The Company had $1,992 provided by investing activities during the quarter ended May 31, 2004. The Company has no recurring revenue from operating activities. As of May 31, 2004, the Company had a cash balance of $13,136 and accounts payable of $2,055. Management believes that the Company has sufficient cash to meet operating expenses for the remainder of 2004.

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II


ITEM  1.  LEGAL  PROCEEDINGS

NONE

ITEM  2.  CHANGES  IN  SECURITIES

NONE

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



                              Daybreak Mines, Inc.
                              --------------------
                                  (Registrant)


By:  /s/  Dale  B.  Lavigne             July 6, 2004
---------------------------            ----------------------
Dale  B.  Lavigne                      Date
President  and  Chief  Executive  Officer



By:  /s/  Thomas  C.  Kilbourne         July 6, 2004
-------------------------------        ----------------------
Thomas  C.  Kilbourne                  Date
Secretary/Treasurer, and
Principal  Accounting  Officer

EXHIBIT  31.1
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

Date: July 6, 2004

/s/Dale  B.  Lavigne
--------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

EXHIBIT  31.2
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

Date: July 6, 2004

/s/Thomas  C.  Kilbourne
------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer

EXHIBIT  32.1

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Dale B. Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended May 31, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: July 6, 2004

/s/Dale  B.  Lavigne
--------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer
                           Page 12

EXHIBIT  32.2

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Thomas C. Kilbourne, Principal Accounting Officer of Daybreak Mines, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended May 31, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: July 6, 2004

/s/Thomas  C.  Kilbourne
------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and
Principal  Accounting  Officer