Form 10QSB
period 2004-08-31
DAYBREAK MINES INC
filed 2004-10-12
CIK 1164256

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

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

Yes  [X]  No  [  ]

             At September 29, 2004, 18,119,419 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I

                                                                           PAGE
                                                                           ----


ITEM 1.   Balance Sheets as of August 31, 2004
          and February 29, 2004. . . . . . . . . . . . . . . . . . . . . .   3

          Statements of Operations For the Three and Six Month
          Periods Ended August 31, 2004 and 2003 . . . . . . . . . . . . .   4

          Statements of Cash Flows For the Six Month Periods
          Ended August 31, 2004 and 2003 . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition or
          Plan of Operation . . . . . . . . . . . . . . . . . . .            7

ITEM 3.   Controls and Procedures. .   . . . . . . . . . . . . . . . . . .   7

                                PART II

ITEM 1.   Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.   Changes in Securities    . . . . . . . . . . . . . . . . . . . .   8

ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .      8

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . .      8

ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .      8

ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      8

          Signatures . . . . . . . . . . . . . . . . . . . . . .             9

          Certifications . . . . . . . . . . . . . . . . . . . .            10



                                     PART I.




                                           BALANCE  SHEETS  AS  OF  AUGUST  31,  2004
DAYBREAK MINES, INC.                       AND FEBRUARY  29,  2004



ITEM  1:  FINANCIAL  STATEMENTS


                                        ASSETS

                                                      (UNAUDITED),
                                                          AUGUST 31,      FEBRUARY 29,
                                                             2004            2004
                                                       --------------  --------------
CURRENT ASSETS:

     Cash . . . . . . . . . . . . . . . . . . . . . .  $      13,916   $      21,071
     Prepaid expenses . . . . . . . . . . . . . . . .              -             361
                                                       --------------  --------------
          Total current assets. . . . . . . . . . . .         13,916          21,432
                                                       --------------  --------------

Marketable securities . . . . . . . . . . . . . . . .          7,503           8,675
                                                       --------------  --------------

          Total assets. . . . . . . . . . . . . . . .  $      21,419   $      30,107
                                                       ==============  =============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding

Common stock; $0.001 par value; 200,000,000
   shares authorized; 18,199,419 shares issued
   and outstanding        . . . . . . . . . . . . . .         18,199          18,199
Additional paid-in capital      . . . . . . . . . . .        709,997         709,997
Accumulated deficit     . . . . . . . . . . . . . . .       (718,021)       (706,764)
Accumulated other comprehensive income . . . . .              11,244           8,675
                                                       --------------  --------------
          Total stockholders' equity. . . . . . . . .         21,419          30,107
                                                       --------------  --------------

          Total liabilities and stockholders' equity.  $      21,419   $      30,107
                                                       ==============  ==============


 The accompanying notes are an integral part of these financial statements.
                                      Page 3



                                                                    STATEMENTS OF OPERATIONS FOR THE
DAYBREAK  MINES,  INC.                                              THREE AND SIX MONTH PERIODS ENDED
(UNAUDITED)                                                         AUGUST  31,  2004 AND 2003



                                                             AUGUST 31, 2004 .  . . . . .  AUGUST 31, 2003
                                                          THREE            SIX            THREE        SIX
                                                          MONTHS          MONTHS         MONTHS       MONTHS
                                                     ------------- - ------------     ---------- ------------
OPERATING EXPENSES:
     General and administrative . . . . . . . . . .  $          1,426   $    13,425   $     1,153  $     8,886
                                                     -----------------  ------------  -----------  ------------
          Total operating expenses. . . . . . . . .             1,426        13,425         1,153        8,886
                                                     -----------------  ------------  -----------  ------------

OTHER INCOME:
     Interest income. . . . . . . . . . . . . . . .                 9            26             2           14
     Realized gain on marketable
          securities. . . . . . . . . . . . . . . .             1,392         2,142         2,234        2,234
                                                     -----------------  ------------  -----------  ------------
          Total other income. . . . . . . . . . . .             1,401         2,168         2,236        2,248
                                                     -----------------  ------------  -----------  ------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .  $            (25)  $   (11,257)  $     1,083  $    (6,638)
                                                     =================  ============  ===========  ============

OTHER COMPREHENSIVE
INCOME (LOSS):
     Realized gain (loss) on
          marketable securities,
          net of reclassification
          adjustments for gain
          included in net income. . . . . . . . . .            (1,000)       (2,570)        1,612        1,612
                                                     -----------------  ------------ ------------  ------------
               Total comprehensive
                    income (loss) . . . . . . . . .  $         (1,000)  $    (2,570)  $     1,612  $     1,612
                                                     -----------------  ------------  -----------  ------------


COMPREHENSIVE INCOME
(LOSS). . . . . . . . . . . . . . . . . . . . . . .  $         (1,025)  $   (13,827)  $     2,695  $    (5,026)
                                                     =================  ============  ===========  ============

NET INCOME (LOSS) PER
COMMON SHARE. . . . . . . . . . . . . . . . . . . .  $            Nil   $       Nil   $       Nil  $       Nil
                                                     ================   ===========   ===========  ============



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC.        18,119,419    18,119,419    17,017,354   16,983,386
                                                     ================   ============  ===========  ============


  The accompanying notes are an integral part of these financial statements.
                                      Page 3




                                                 STATEMENTS  OF  CASH  FLOWS  FOR  THE
DAYBREAK  MINES,  INC.                           SIX MONTH PERIODS  ENDED
(UNAUDITED)                                      AUGUST  31,  2004  AND  2003


                                                            AUGUST 31,    AUGUST 31,
                                                                2004          2003
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . .  $   (11,257)  $    (6,638)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Realized gain on marketable equity securities. . . . .       (2,142)       (2,234)
  Change in:
          Prepaid expense. . . . . . . . . . . . . . . . .          361             -
          Accounts payable . . . . . . . . . . . . . . . .            -          (619)
                                                            ------------  ------------
            Net cash flows used by operating activities         (13,038)       (9,491)
                                                            ------------  ------------

Cash flows from investing activities:
     Cash provided by sale of marketable equity
          securities . . . . . . . . . . . . . . . . . . .        5,883         2,234
                                                            ------------  ------------
            Net cash flows from investing activities. .           5,883         2,234
                                                            ------------  ------------

Cash flows from financial activities:
     Proceeds from common stock sales, net of
          offering costs . . . . . . . . . . . . . . . . .            -        21,458
                                                            ------------  ------------
            Net cash flows from investing activities. .               -        21,458
                                                            ------------  ------------

NET CHANGE IN CASH . . . . . . . . . . . . . . . . . . . .       (7,155)       14,201
                                                            ------------  ------------

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .       21,071         9,965
                                                            ------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . .  $    13,916   $    24,166
                                                            ------------  ------------




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

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  OR  PLAN  OF  OPERATION


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

PLAN  OF  OPERATION

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

FINANCIAL  CONDITION  AND  LIQUIDITY

During the six month period ended August 31, 2004, the Company used $10,896 of cash for operating activities, compared to $9,491 used for operating activities in the first six months of 2003. The Company has no recurring revenue from operating activities. As of August 31, 2004, the Company had a cash balance of $13,916. In conjunction with marketable securities of $7,503, management believes that the Company has sufficient working capital to meet operating expenses for the next twelve months.

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



                              Daybreak Mines, Inc.
                              --------------------
                                  (Registrant)


By:  /s/  Dale  B.  Lavigne                    October  7,  2004
---------------------------                    -----------------
Dale  B.  Lavigne                              Date
President  and  Chief  Executive  Officer



By:  /s/  Thomas  C.  Kilbourne               October  7,  2004
-------------------------------               -----------------
Thomas  C.  Kilbourne                         Date
Secretary/Treasurer,  and
Principal  Accounting  Officer

EXHIBIT  31.1
                                 CERTIFICATIONS

I,  Dale  B.  Lavigne,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Daybreak Mines, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  October  7,  2004
       -----------------


By:/s/  Dale  B.  Lavigne
-------------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

EXHIBIT  31.2
                                 CERTIFICATIONS

I,  Thomas  C.  Kilbourne,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Daybreak Mines, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
(d) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(e) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(f) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:     October  7,  2004
          -----------------


By:/s/  Thomas  C.  Kilbourne
-----------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and  Principal  Accounting  Officer
                       Page 11

EXHIBIT  32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Daybreak Mines, Inc., (the "Company") on Form 10-QSB for the period ending August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale B. Lavigne, President and Chief Executive Officer of Daybreak Mines, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     October  7,  2004
          -----------------


By/s/  Dale  B.  Lavigne
------------------------
Dale  B.  Lavigne
President  and  Chief  Executive  Officer

EXHIBIT  32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Daybreak Mines, Inc., (the "Company") on Form 10-QSB for the period ending August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
C. Kilbourne, Secretary/Treasurer and Principal Accounting Officer of Daybreak Mines, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:     October  7,  2004
          -----------------


By:/s/  Thomas  C.  Kilbourne
-----------------------------
Thomas  C.  Kilbourne
Secretary/Treasurer  and  Principal  Accounting  Officer