Form 10QSB
period 2004-11-30
DAYBREAK MINES INC
filed 2005-01-19
CIK 1164256

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50107

DAYBREAK MINES, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

805 Mullan Ave; P.O. Box 370, Osburn, ID 83849

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (208) 556-1139

Title of each class	Name and exchange on which registered
Common Stock	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]  No [  ]

         At January 6, 2005, 18,199,419 shares of the registrant’s common stock were outstanding.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.     Unaudited Balance Sheet as of November 30, 2004

3

                  Unaudited Statements of Operations For the Three and Nine Month

                  Periods Ended November 30, 2004 and 2003

4

                  Unaudited Statements of Cash Flows For the Nine Month Periods

                  Ended November 30, 2004 and 2003

5

                  Notes to Unaudited Financial Statements

6

ITEM 2.     Management’s Discussion and Analysis of Financial Condition or

                   Plan of Operation

9

ITEM 3.     Controls and Procedures

9

PART II

ITEM 1.      Legal Proceedings

10

ITEM 2.      Changes in Securities

10

ITEM 3.      Defaults Upon Senior Securities

10

ITEM 4.      Submission of Matters to a Vote of Security Holders

10

ITEM 5.      Other Information

10

ITEM 6.      Exhibits

10

                    Signatures

11

                    Certifications

12

PART I.

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Mines, Inc. Balance Sheet as of November 30, 2004 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,629

Total assets	$14,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts Payable	$375

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 18,199,419 shares issued and outstanding	18,199
Additional paid-in capital	709,997
Accumulated deficit	(713,942)
Total stockholders’ equity	14,254

Total liabilities and stockholders’ equity	$14,629

The accompanying notes are an integral part of these unaudited financial statements.

Daybreak Mines, Inc. Statements of Operations For the Three and Nine Month Periods Ended November 30, 2004 and 2003 (Unaudited)
		November 30, 2004				November 30, 2003
		Three Months		Nine Months		Three Months		Nine Months
Operating expenses:
General and administrative		$6,537		19,962		$1,155		$10,041
Impairment of investments		1,770		1,770		-		-
Total operating expenses		8,307		21,732		1,155		10,041

Other income:
Interest income		10		36		20		34
Sale of mineral rights		1,500		1,500		-		-
Realized gain on marketable securities		10,876		13,018		1,291		3,525
Total other income		12,386		14,554		1,311		3,559

Net income (loss)		4,079		(7,178)		156		(6,482)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of reclassification adjustments for gain included in net income		-		-		6,294		7,906
Total comprehensive income (loss)		-		-		6,294		7,906

Comprehensive income (loss)		$4,079		$(7,178)		$6,450		$1,424

Net income (loss) per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average common shares outstanding – basic		18,199,419		18,199,419		18,199,419		17,385,783

The accompanying notes are an integral part of these unaudited financial statements.

Daybreak Mines, Inc. Statements of Cash Flows For the Nine Month Periods Ended November 30, 2004 and 2003 (Unaudited)

	November 30,	November 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,178)	$(6,482)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized gain on marketable equity securities	(13,018)	(3,525)
Impairment of investments	1,770	-
Change in:
Prepaid expense	361	-
Accounts payable	375	(750)
Marketable securities receivable	-	(1,291)
Net cash used in operating activities	(17,690)	(12,048)

Cash flows from investing activities:
Cash provided by sale of marketable equity securities	11,248	3,525

Cash flows from financial activities:
Proceeds from common stock sales, net of offering costs	-	21,458

Net change in cash and cash equivalents	(6,442)	12,935

Cash and cash equivalents - beginning	21,071	9,965

Cash and cash equivalents - ending	$14,629	$22,900

The accompanying notes are an integral part of these unaudited financial statements.

Daybreak Mines, Inc.

Notes to Unaudited Financial Statements

1.

Basis of Presentation:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the year ended February 29, 2004 were filed on May 19, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005.

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s February 29, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.

Reclassifications:

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported earnings.

3.

 Marketable Securities and Impairment loss

The Company’s investment in securities is classified as available-for-sale and, as such, is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company did not have any held-to-maturity or trading securities during the periods ending November 30, 2004 and 2003.

Daybreak Mines, Inc.

Notes to Unaudited Financial Statements

3.

Marketable Securities and Impairment loss (continued)

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. During the quarter ended November 30, 2004, the Company sold marketable securities for a gain of $10,876.

For the remaining investments in marketable securities, the Company has recorded the decline in market value as other than temporary. Accordingly, a loss of $1,770 has been recognized as realized loss in the Statements of Operations for the three month period ended November 30, 2004. In deciding whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, and change in market value of the security subsequent to the year end, but prior to issuance of the financial statements.

4.

 Net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

5.

Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the three month period ended November 30, 2004 and 2003. The Company paid $ 0 interest during the three month period ended November 30, 2004 and 2003, respectively.

6.

Subsequent events

On December 4, 2004, the Company announced the finalization of an agreement whereby Crosspoint Holdings, Inc. has the right to purchase 3,000,000 shares of the Company’s Series A non-voting convertible preferred shares of stock for $3,000,000. Crosspoint Holdings, Inc. is a privately owned Nevada Corporation with offices in Beverly Hills, California. At Crosspoint's discretion, each share shall be convertible into four shares of the Company’s common stock for a period of twelve months from the date of purchase.

Daybreak Mines, Inc.

Notes to Unaudited Financial Statements

6.

Subsequent events (continued)

In addition, Crosspoint shall have the option, until March 31, 2005, to purchase an additional 3,000,000 shares of the Company's Series A non-voting convertible preferred shares of stock for $3,000,000. Again, at Crosspoint's discretion, each share of preferred stock acquired upon the exercise of this option shall be convertible into four shares of the Company’s common stock for a period of twelve months from the date of the purchase of the optioned preferred stock.

Upon Crosspoint's purchase of the initial 3,000,000 shares of the Company's Series A non-voting convertible preferred shares of stock from the Company, Crosspoint may appoint a controlling number of directors to the Company's board of directors.

At a Board of Directors meeting held on Tuesday, December 7, 2004, the former management of the Company, including its President, Secretary-Treasurer and a certain member of the Board of directors resigned from their respective positions and new management took over responsibilities as President, Secretary-Treasurer and member of the Board of the Directors of the Company.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Plan of Operation

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s February 29, 2004 financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the nine month period ended November 30, 2004, the company used $17,690 of cash for operating activities, compared to $12,048 used for operating activities in the first nine months of 2003. The Company has no recurring revenue from operating activities. As of November 30, 2004 the Company had a cash balance of $14,629. Management believes that the company has sufficient working capital to meet operating expenses for the next twelve months.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

(a) Reports on Form 8-K during and subsequent to the period ended November 30, 2004:

November 2, 2004 – An 8-K was filed announcing the signing of a letter of intent in regard to a potential purchase of preferred stock from Daybreak Mines, Inc. by Crosspoint Holdings, Inc.

December 4, 2004 – An 8-K was filed stating that the letter of intent with Crosspoint Holdings, Inc. was finalized.

December 7, 2004 – An 8-K was filed in regard to the resignation of four directors of Daybreak Mines, Inc. and the addition of three replacement directors.

(b)  Information required by 401(g) of Regulation S-B(229.401):

NONE

ITEM 6.

EXHIBITS

No.

Description

Exhibit 31.1

Certification of Robert N. Martin, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350.

Exhibit 31.2

Certification of Jeffrey R. Dworkin, Secretary/Treasurer and Principal Accounting Officer, pursuant to 18 U.S.C. 1350.

Exhibit 32.1

Certification of Robert N. Martin, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Jeffrey R. Dworkin, Secretary/Treasurer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daybreak Mines, Inc.

(Registrant)

/s/ Robert N. Martin

January 18, 2005

By:

Robert N. Martin

Date

President and Chief Executive Officer

/s/ Jeffrey R. Dworkin

January 18, 2005

By:

Jeffrey R. Dworkin

Date

Secretary/Treasurer, and

Principal Accounting Officer