Form 10KSB
period 2005-02-28
DAYBREAK MINES INC
filed 2005-06-15
CIK 1164256

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934          For the transition period _________ to ___________

DAYBREAK MINES, INC.

(Name of small business issuer in its charter)

Washington	000-50107	91-0626366
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 462-0315

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]             No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $0.32 on June 7, 2005, as reported by the Over the Counter Bulletin Board was $3,883,567.

At June 7, 2005, the registrant had 20,449,419 outstanding shares of $0.001 par value common stock.

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

5

ITEM 3.

LEGAL PROCEEDINGS

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

5

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

6

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

6

ITEM 7.

FINANCIAL STATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

18

ITEM 8A

CONTROLS AND PROCEDURES

18

ITEM 8B

OTHER INFORMATION

19

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

20

ITEM 10.

EXECUTIVE COMPENSATION

21

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

22

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13.

EXHIBITS

24

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

24

SIGNATURES

26

EXHIBIT TABLE

27

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

Daybreak Mines, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

History

Daybreak Mines, Inc. (hereinafter “the Company”) was incorporated under the laws of the State of Washington on March 11, 1955. The Company was originally named Daybreak Uranium, Inc. The Company was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company was engaged in small scale open pit uranium mining operations in the mid to late 1950s in Spokane County, Washington. By the late 1950s, the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In the 1960s the Company expanded its mineral property holdings to include silver mineral properties in the Coeur d’Alene Mining District. To reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. in 1967. The Company’s subsequent efforts in the acquisition, exploration and development of potentially viable and commercial properties were unsuccessful. We have conducted no active mineral exploration or other active business operations since 1970. During this time our activities have been confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. During the past fiscal year, the Company sold its mineral rights in approximately 340 acres in Shoshone County, Idaho.

History (Continued)

Due to depressed prices for precious metals, lack of a financable mineral exploration property and the general consensus that it would not be able to finance any mineral exploration properties it might acquire, the Board of Directors of the Company decided in 2001 not to pursue any further business operations in the mining sector and to implement a new business direction for the Company as described in “Management’s Discussion and Analysis or Plan of Operation.”

In September 2001 the Board of Directors authorized a private placement of the Company’s common Stock to raise $55,000. The proceeds were utilized to pay for legal and accounting fees associated with the preparation and filing of a Form 10SB registration Statement, to pay ongoing expenses related to complying with the reporting requirements of the Securities Exchange Act of 1934, (i.e. preparation of audited financial statements and periodic reports) and working capital. An additional private placement was conducted in 2003 to raise an additional $25,000. The proceeds of the offering will be utilized to pay expenses relating to the Company’s ongoing reporting requirements under the Securities Exchange Act of 1934.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended February 28, 2005 and February 29, 2004, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

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

Speculative Nature of Company’s Proposed Operations

The Company is planning to engage in the acquisition of oil and/or gas drilling prospects or interests in such prospects and in conducting drilling operations thereon which is an extremely high risk business.

Continued Management Control, Limited Time Availability

The Company does not have any full-time employees. Management anticipates devoting part-time efforts to the Company. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest – General

The Company’s officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

Employees

As of March 1, 2005, the Company has committed to pay the president and secretary $1,000 each per month for providing services on a part-time basis. The agreement for theses services expires on February 28, 2006.

Item 2. Description of Properties

In April, 2005 the Company signed two oil and gas exploration leases with MPG Petroleum of San Antonio, Texas. The leases are for prospects in San Patricio County, on the Gulf Coast of Texas. The Ginny South lease represents a 25% working interest and required an initial earnest money payment of $21,600 with the residual balance of $194,400 due in June of 2005. The second lease for the Pearl Prospect is a lease bank agreement. A $10,000 earnest money payment was made in April, 2005. The residual balance on this lease is $90,000, which is due in June, 2005. If the Company is unsuccessful in raising funds through a private placement memorandum, there is a risk of default on the leases by the Company.

The Company presently operates from office space provided on a rent-free basis by a shareholder of the Company. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates. Shareholder is a control shareholder of the Company (See Item 11).

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Common Stock of the Company is traded in the over the counter market on the Bulletin Board under the symbol “DBRM”. The following table shows the high and low closing sales prices for the Common Stock for the two most recent fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending	High Closing	Low Closing

February 29, 2004
First Quarter	.05	.04
Second Quarter	.08	.05
Third Quarter	.07	.05
Fourth Quarter	.10	.07

Fiscal Year Ending	High Closing	Low Closing

February 28, 2005
First Quarter	.15	.08
Second Quarter	.14	.12
Third Quarter	.16	.12
Fourth Quarter	.95	.12

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. As of April 30th, 2005, the Company had 2,212 shareholders of record.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Plan of Operation

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

During 2004, management of the Company decided to engage in the business of acquiring oil and/or gas drilling prospects or interests in such prospects and in conducting drilling operations thereon. Subsequent to March 1, 2005, the Company entered into an agreement to acquire the right to farm-in on an oil prospect called the Ginny South on the Gulf Coast of Texas. Daybreak has also entered into an agreement to acquire an interest in a property position called the Pearl Prospect together with a working interest in the prospect.

The Company intends to raise up to a maximum of $1,000,000 through a private placement memorandum for the sale of common stock at $0.25 per share. The proceeds from the private placement will fund its initial oil and gas acquisition and exploratory projects.

Financing

The Company believes that it can satisfy its short term cash requirements including the next twelve months, through the successful completion of its private placement.

Employees

As of March 1, 2005, the Company retained the services of its president and secretary on a part-time basis as officers.

[The balance of this page has been intentionally left blank.]

Item 7.

Financial Statements

DeCoria, Maichel & Teague A PROFESSIONAL SERVICES FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Daybreak Mines, Inc.

We have audited the accompanying balance sheets of Daybreak Mines, Inc. (“The Company”) as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Mines, Inc. as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

June 6, 2005

Daybreak Mines, Inc.

Table of Contents

                                                                                                                                        Page

Balance Sheets, February 28, 2005 and February 29, 2004

10

Statements of Operations for the years ended February 28, 2005 and February 29, 2004

11

Statements of Changes in Stockholders’ Equity (Deficit)

for the years ended February 28, 2005 and February 29, 2004

12

Statements of Cash Flows for the years ended February 28, 2005 and February 29, 2004

13

Notes to Financial Statements

14

Daybreak Mines, Inc.

Balance Sheets

February 28, 2005 and February 29, 2004

ASSETS

	2005	2004
Current assets:
Cash	$91	$20,141
Accounts receivable		930
Prepaid expenses	441	361
Total current assets	532	21,432

Marketable securities	-	8,675
Total assets	$532	$30,107

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,371	$-

Contingency (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 200,000,000
shares authorized, 18,199,419 shares issued
and outstanding at February 28, 2005 and
February 29, 2004	18,199	18,199
Additional paid-in capital	709,997	709,997
Accumulated other comprehensive income	-	8,675
Accumulated deficit	(736,035)	(706,764)
Total stockholders’ equity (deficit)	(7,839)	30,107
Total liabilities and stockholders’ equity (deficit)	$532	$30,107

The accompanying notes are an integral part of these financial statements

Daybreak Mines, Inc.

Statements of Operations

For the years ended February 28, 2005 and February 29, 2004

		2005		2004
Operating expenses:
General and administrative		$42,059		$12,821
Impairment of investments		1,770
		43,829		12,821

Other income:
Interest income		40		55
Gain on sale of mineral rights		1,500
Realized gain on sale of marketable equity securities		13,018		3,525
Total other income		14,558		3,580

Net loss		29,271		9,241

Other comprehensive income:
Unrealized gain in marketable securities				6,080

Comprehensive loss		$29,271		$3,161

Net loss per common share	$	Nil	$	Nil

Weighted average common shares outstanding - basic		18,199,419		17,586,405

The accompanying notes are an integral part of these financial statements

Daybreak Mines, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended February 28, 2005 and February 29, 2004

 Accumulated

 Other

Additional Paid-

Comprehensive

Accumulated

Shares

Amount

in Capital

Income (loss)

Deficit

Total

Balance, February 28, 2003

16,949,419

$

16,949

$

689,789

$

2,595

$

(697,523)

$

11,810

Unrealized gain in marketable

equity securities, net

6,080

6,080

Issuance of common stock,

net of issuance costs

1,250,000

1,250

20,208

21,458

Net loss

      (9,241)

      (9,241)

Balance, February 29, 2004

18,199,419

18,199

709,997

8,675

(706,764)

30,107

Realized gain on sale of

marketable equity securities

(8,675)

(8,675)

Net loss

(29,271)

(29,271)

Balance, February 28, 2005

18,199,419

$

     18,199

$

   709,997

$

                 -

$

  (736,035)

$

      (7,839)

The accompanying notes are an integral part of these financial statements

Daybreak Mines, Inc.

Statements of Cash Flows

For the years ended February 28, 2005 and February 29, 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(29,271)	$(9,241)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of mineral rights	(1,500)
Realized gain on sale of marketable equity securities	(13,018)	(3,525)
Impairment of investments	1,770
Change in:
Accounts receivable	930
Prepaid expenses	(80)
Accounts payable	8,371	(750)
Net cash used by operating activities	(32,798)	(13,516)

Cash flows from investing activities:
Proceeds from sale of marketable equity securities	11,248	2,234
Proceeds from sale of mineral rights	1,500
Net cash provided by investing activities	12,748	2,234

Cash flows from financing activities:
Proceeds from sale of common stock, net		21,458
Net cash provided by financing activities		21,458

Net increase (decrease) in cash	(20,050)	10,176
Cash, beginning of year	20,141	9,965

Cash, end of year	$91	$20,141

Supplemental non-cash investing activities: Account receivable and prepaid expense realized from sale of marketable equity securities	$1,291

The accompanying notes are an integral part of these financial statements

Daybreak Mines, Inc.

Notes to Financial Statements

1.

Description of Business

Daybreak Mines, Inc. was incorporated under the laws of the State of Washington on March 11, 1955.  The Company was organized to explore for, acquire, and develop mineral properties in the Western United States. During the past several years the Company’s activities have been confined to general and administrative functions.

During 2004, management of the Company decided to engage in the business of acquiring oil and/or gas drilling prospects.  In April 2005, the Company signed two agreements with MPG Petroleum, Inc. to acquire interests in oil exploration prospects in Texas.  The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s February 29, 2004 financial statements. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

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

Income Taxes

Income taxes are accounted for under the liability method.  Under this method, deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  At February 28, 2005 and February 29, 2004, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents.

Daybreak Mines, Inc.

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, continued

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation.  These reclassifications had no effect on reported earnings.

Fair Values of Financial Instruments

The amounts of financial instruments including cash, accounts receivable, prepaid expenses and accounts payable, approximated their fair values as of February 28, 2005 and February 29, 2004.

Environmental Matters

The Company previously owned mineral property interests on certain public and private lands in Idaho, which it had explored for commercial mineral deposits. The Company also previously held mineral property interests in California and Washington. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Investments

Marketable equity securities are carried at the lower of cost or quoted market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income or loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  Statement 123(R) requires that all

Daybreak Mines, Inc.

Notes to Financial Statements

2.

  Summary of Significant Accounting Policies, continued

New Accounting Pronouncements, continued

share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Proforma disclosure is no longer an option.  Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

3.

Mineral Properties

At February 29, 2004, the Company’s mineral properties consisted of approximately 340 acres of unpatented mining claims and mineral rights on privately deeded lands located in Shoshone County Idaho. The properties contained no known economical mineral resources. In 1999, the Company reduced the carrying value of its mineral properties to zero, and subsequently, the properties were sold for $1,500 during the year ended February 28, 2005.

4.

Income Taxes

The Company has not recorded an income tax provision for the years ended February 28, 2005, or February 29, 2004, as it had no taxable income, and has no net operating loss carryforwards for income tax purposes. At February 28, 2005 and at February 29, 2004, the Company had no deferred tax assets or liabilities.

5.

Contingency

On December 15, 2004, Robert Martin, the Company’s President, executed a Consulting Agreement with Summitt Ventures, Inc., purporting to obligate the Company pursuant to its terms and conditions.   Due to drafting ambiguities and contradictions, the Company disputes that it is a party to the agreement and, alternatively believes that no contracted services were provided to the Company by Summitt Ventures, Inc.  The Agreement calls for the payment of $500,000 to Summitt Ventures, Inc. for consulting services payable in cash or unrestricted common stock.  Additionally, the Agreement implies that transaction fees may be payable for certain business opportunities in which the Company participates at the direction of Summitt Ventures, Inc. The term of the Agreement is December 15, 2004 through May 15, 2005.  The Company has not paid any money or issued any stock to Summitt Ventures, Inc.  We believe that Summitt Ventures may assert claims under the Consulting Agreement.  We intend to vigorously dispute, and or defend any Summitt Venture claim under this Agreement.

Daybreak Mines, Inc.

Notes to Financial Statements

5.

Contingency, continued

While we currently believe that the ultimate outcome of this matter will not have a material adverse effect on our financial position or results of operations, potential litigation is subject to inherent uncertainties. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our net income in the period in which the negative outcome occurs. Our estimate of the potential impact from a negative outcome could change in the future.

6.

Stockholders’ Equity

Common Stock

The Company has one class of common stock outstanding with 200,000,000 shares authorized for issue. The common stock has a par value of $0.001 per share and is non-assessable.

Preferred Stock

The Company is authorized to issue of up to 10,000,000 shares of $0.001 par value preferred stock.  Of the 10,000,000 shares, the Company has designated 6,000,000 of the shares as “Series A Preferred Stock”, with a $0.001 par value.  At February 28, 2005 and February 29, 2004, no shares of preferred stock were issued or outstanding.

7.

Related Party Transaction

At February 28, 2005, the Company had prepaid $250 in expenses to a company owned by a significant shareholder.

The Company is provided office space without charge from one of its major shareholders, the fair value of the office space is not material to the financial statements and accordingly, has not been recorded in the financial statements.

8.

Subsequent Events

On May 5, 2005, the Company prepared a Private Placement Memorandum and Subscription Agreement to issue 4,000,000 common shares at a price of $0.25 per share. Proceeds from the offering are intended to finance the Company’s activities on its newly acquired oil and gas leases.

During March, April and May of 2005, loans amounting to approximately $75,000 were made to the Company by various officers, directors, and shareholders owning over 10% of the Company’s common stock.  The loans accrue interest at 6% per annum, are due in full one year from the date of issue, and are convertible into common stock of the Company at $0.25 per share any time after six months from the issue date. The loans were made to provide the Company with sufficient funds to pay necessary, ongoing operating expenses.

In April of 2005, the Company made earnest money deposits totaling $31,600 on two separate oil and gas lease prospects with MPG Petroleum, Inc., a Texas company. The total balance due on the leasehold interests is $284,400 and is due in June of 2005.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

The CPA firm of DeCoria, Maichel & Teague resigned as auditors in December, 2004. The firm of Kabani and Company was retained in January, 2005. Their firm was subsequently dismissed by Daybreak in May, 2005 and the firm of DeCoria, Maichel & Teague was again retained. There have been no disagreements with either accounting firm in regard to accounting and financial disclosure.

ITEM 8A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, February 28, 2005, and subsequent to the date of this report, we carried out evaluations, by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 1, 2005 to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

•

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities & Exchange Commission.  In particular, the Company does not have adequate controls over (1) the management’s review and execution of material contracts, (2) the process for authorization and issuance of common shares; (3) the timely disclosure of material contracts and common stock issuance transactions.

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of February 28, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, our controls (1) failed to ensure that material contracts were thoroughly reviewed by management prior to execution and (2) that common stock transactions during the first quarter of 2005 were properly disclosed on Form 8-K Current Reports under the applicable rules and regulations required by law.

As a result our evaluation, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

•

We have begun to develop operation checklists relating to the management’s execution of material contracts and the related disclosure requirements and the Company’s timely disclosure unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.  We intend to implement this checklist before any other material contracts are executed or common shares are authorized for issuance.

(c)   Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.

Other Information

On December 15, 2004, Robert Martin, the Company’s President, executed a Consulting Agreement with Summitt Ventures, Inc., purporting to obligate the Company pursuant to its terms and conditions.   Due to drafting ambiguities and contradictions, the Company disputes that it is a party to the agreement and, alternatively believes that no contracted services were provided to the Company by Summitt Ventures, Inc.  The Agreement calls for the payment of $500,000 to Summitt Ventures, Inc. for consulting services payable in cash or unrestricted common stock.  Additionally, the Agreement implies that transaction fees may be payable for certain business opportunities in which the Company participates at the direction of Summitt Ventures, Inc. The term of the Agreement is December 15, 2004 through May 15, 2005.  The Company has not paid any money or issued any stock to Summitt Ventures, Inc.  We believe that Summitt Ventures may assert claims under the Consulting Agreement.  We intend to vigorously dispute, and or defend any Summitt Venture claim under this Agreement.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers are as follows:

Name	Age	Position(s) with the Company	Director Since
Robert N. Martin	51	Director/President	December 2004
Jeffrey R. Dworkin	47	Director/Secretary	December 2004
Thomas C. Kilbourne	53	Director/Treasurer	2000
Dale B. Lavigne	74	Director	1965
Ronald D. Lavigne	51	Director	2000
Michael Curtis	51	Director	December 2004

Robert N. Martin, a Professional Geologist, is the President and a Director of the Company.  Mr. Martin graduated from McGill University with a Bachelor of Science degree. Prior to becoming the President of the Company in December 2004, Mr. Martin was the President of LongBow Energy Corporation from October 2003 until October 2004.  From September 2000 until November 2002, Mr. Martin was the Vice President of Exploration for New Energy West LTD. of Calgary, Alberta.   Mr. Martin is a member of the Association of Professional Geologists, Geophysicists and Engineers of Alberta and a member of the Canadian Society of Petroleum Geologists.

Dale B. Lavigne is a Director of the Company.  Mr. Lavigne has been a director of the Company since 1965 and served as the Company’s President from 1989 until December 2004.  Mr. Lavigne graduated from the University of Montana with a B. S. Degree in Pharmacy. For the past 47 years, Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of drug stores in North Idaho.  Mr. Lavigne is also a Director and Officer of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; President of the Silver Valley Economic Development Corporation and a current member of the Governor's Task Force on Rural Idaho. Mr. Lavigne is the father of Ronald B. Lavigne and the father-in-law of Thomas C. Kilbourne

Ronald D. Lavigne is a Director of the Company.  Mr. Lavigne has been Vice President and a Director of the Company since 2000.  Mr. Lavigne graduated from the University of Montana with a BS Degree in Pharmacy.  Mr. Lavigne is the President and a Director of the Osburn Drug Company.  Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies, and is the son of director Dale B. Lavigne.

Item 9.

Directors and Executive Officers of the Registrant (Continued)

Thomas C. Kilbourne is the Treasurer and a Director of the Company.  Mr. Kilbourne has been an officer of the Company since February 2001 and a Director of the Company since January 2000.  Mr. Kilbourne graduated from the University of Montana with a BS Degree in Business Administration and Finance.  Mr. Kilbourne has been the Chief Financial Officer and a Director of the Osburn Drug Company since 1999.  Prior to that time he had been the General Manager of Tabor’s/Modern Drug in Wallace, Idaho since 1980. Mr. Kilbourne is the son-in-law of director Dale B. Lavigne.

Jeffrey R. Dworkin is a Director and Corporate Secretary of the Company.  Mr. Dworkin graduated from Queens University with a Bachelor of Arts Degree and the London School of Economics and Politics with a Bachelor of Laws degree.  Since 2000 Mr. Dworkin has been employed by LongBow Energy Corp., a junior oil and gas company listed on the TSX Venture Exchange, and assisted in the raising of approximately Cdn$3 MM.  Mr. Dworkin declared personal bankruptcy under Canadian law on September 3, 2003 and was discharged on June 3, 2004.

Michael Curtis is a Director of the Company.  Since 1998 Mr. Curtis has been the president of Cardwell Capital Corporation, a private investment and trading company that invests in private and public corporations in the North American Markets.

Committees of the Board of Directors. The Company does not have compensation, audit, or nominating committees. The entire Board of Directors serves as the compensation, audit, and nominating committees. Due to the Company’s limited resources, it is not feasible to have an independent financial expert on the audit committee.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. These persons are also required by the regulation to furnish copies of all of these reports to the Company, as they are filed. Based upon a review of such Forms 3, 4, and 5, Dale Lavigne, Ronald Lavigne, Thomas Kilbourne, Robert martin, Jeffrey Dworkin, and Michael Curtis, our Company officers and directors, all failed to file Forms 3 and 5. Additionally, Terrence J. Dunne and Robert W. O’Brien failed to file Forms 5. No new directors and officers and 10%+ shareholders filed Form 3 “Initial Statement of Beneficial Ownership” and all officers, directors and 10%+ shareholders failed to file Forms 5 “Annual Statement of Beneficial Ownership”. Additionally, Martin failed to file a Form 4 on the 1,100,000 shares issued to his Alberta company.

Code Of Ethics. The Company has adopted a Code of Ethics that applies to the Company's executive officers. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Daybreak Mines, Inc. 601 W. Main Ave., Suite 1017; Spokane, WA 99201. The Company does not presently have a website.

Item 10. Executive Compensation

The president of the Company, Robert N. Martin, received 1,100,000 shares of common stock for services to be performed from March 1, 2005 to February 28, 2006. He will also receive $1,000 per month from March 1, 2005 to February 28, 2006. The secretary of the Company, Jeffery Dworkin, will also receive $1,000 per month from March 1, 2005 to February 28, 2006. During fiscal years ended February 28, 2003 and February 29, 2004, no executive compensation was paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Forms 3 and 4 filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, to the Company’s knowledge each person has sole voting power and sole investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners

As of the close of business on April 30, 2005, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Mines, Inc.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Terrence J. Dunne 601 W. Main Ave., Ste. 1017 Spokane, WA 99201	2,989,000	15.7%
Common Stock	Robert W. O’Brien 1511 S. Riegel Court Spokane, WA 99212	3,049,850	16.02%

(1)Percent of ownership is based upon 19,049,419 shares of common stock outstanding on April 30, 2005.

[This balance of this page has been intentionally left blank.]

Security Ownership of Management as of April 30, 2005

The following table sets forth certain information as of April 30, 2005 regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Dale B. Lavigne P.O. Box 2170 Osburn, ID 83849	568,425	2.99%
Common Stock	Ronald D. Lavigne 21 Sunset Avenue Silverton, ID 83867	303,000	1.6%
Common Stock	Thomas C. Kilbourne P.O. Box 953 Osburn, ID 83849	303,000	1.6%
Common Stock	Robert N. Martin (2) 612 B 37th Street S.W. Calgary, Alberta Canada T3C1R8	-0-	-0-
Common Stock	Jeffrey R. Dworkin #320, 1001 13th Ave. S.W. Calgary, Alberta Canada T2R0L5	-0-	-0-
Common Stock	Michael Curtis 161 Rue Des Cedres St. Eustache, Quebec Canada, J7R4V7	-0-	-0-
Common Stock	All Directors and Officers As a Group (6 Individuals)	1,174,425	6.19%

(1)Percent of ownership is based upon 19,049,419 shares of common stock outstanding on April 30, 2005.

(2)Does not include 1,100,000 shares issued after April 30, 2005 to 413249 Alberta. This company is controlled by Mr. Martin.

Item 12. Certain Relationships and Related Transactions

From March 22, 2005 until May 31, 2005 the Company has borrowed a total of $38,000 from three of its directors (Tom Kilbourne, Dale Lavigne, and Ron Lavigne) and a total of $37,198 from two (in excess of 10% ownership) control shareholders (Terry Dunne and Robert O’Brien). These various loans all have the following terms and conditions:

1)

Interest rate of 6% per annum

2)

Due one year from the date of the loan

3)

Convertible into common stock of Daybreak after six months (both principle and interest) at the rate of $0.25 per share at the option of the noteholder.

Item 13.  Exhibits

(a)

The following Exhibits are filed, or incorporated as reference, as part of the report:

(3)(1)	Articles of Incorporation. *
(3)(2)	Bylaws. *
(10)	Material Contracts
(10)(1)	Ginny South Agreement
(10)(2)	Pearl Prospect Agreement
(10)(3)	Consulting Agreement with Summitt Ventures
(14)	Code of Ethics *
(16)	Letter on change in certifying accountant *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(1)	Certification of Robert N. Martin
(31)(2)	Certification of Thomas C. Kilbourne
(32)	Section 1350 Certifications
(32)(1)	Certification of Robert N. Martin
(32)(2)	Certification of Thomas C. Kilbourne

 *  Previously filed

Item 14.

Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2004 and 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s current principal accountants, DeCoria, Maichel & Teague P.S., for the audit of the Company’s annual financial statements for the fiscal year ended February 28, 2005 and the reviews of the financial statements included in the Company’s Forms 10QSBs  for the first and second quarters for that fiscal year were $11,350. The fees billed for professional services rendered by the accounting firm of Kabani & Company for the review of the financial statements included in the Company’s Form 10QSB for quarters ended November 30, 2005 (3rd Quarter) was $5,000. The total aggregate fees billed for professional services rendered by the accounting firm of DeCoria, Maichel & Teague P.S. for the audit of the Company’s annual financial statements for fiscal year ended February 29, 2004 and for the reviews of the financial statements included in the Company’s Forms 10QSBs during that fiscal year were $11,770.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

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

DAYBREAK MINES, INC.

By:

/s/ Robert N. Martin

Robert N. Martin, its President and

Chief Executive Officer

Date:  June 14, 2005

By:

/s/ Thomas C. Kilbourne

Thomas C. Kilbourne, its

Principal Financial Officer

Date:  June 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Thomas C. Kilbourne

Thomas C. Kilbourne

Director/Treasurer

Date:  June 14, 2005

By:

/s/ Ronald D. Lavigne

Ronald D. Lavigne

Director

Date:  June 14, 2005

By:

/s/ Dale B. Lavigne

Dale B. Lavigne

Director

Date:  June 14, 2005

By:

/s/ Jeffrey R. Dworkin

Jeffrey R. Dworkin

Director/Secretary

Date:  June 14, 2005

By:

/s/ Michael Curtis

Michael Curtis

Director

Date:  June 14, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1	Ginny South Agreement
10.2	Pearl Prospect Agreement
10.3	Consulting Agreement with Summitt Ventures
14	Code of Ethics
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)