Form 10QSB
period 2005-05-31
DAYBREAK MINES INC
filed 2005-07-14
CIK 1164256

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

DAYBREAK MINES, INC.

(Exact name of small business issuer as specified in its charter)

Washington	000-50107	91-0626366
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 462-0315

(Registrant's telephone number, including area code)

Common Stock	None
Title of each class	Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes [X]  No [  ]

             At July 12, 2005, 20,149,419 shares of the registrant’s common stock  were outstanding.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheet at May 31, 2005

3

Statements of Operations for the Three Month

Periods Ended May 31, 2005 and 2004

4

Statements of Cash Flows for the Three Month Periods

Ended May 31, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Plan of Operation

8

ITEM 3.

Controls and Procedures

8

PART II

ITEM 1.

Legal Proceedings

10

ITEM 2.

Changes in Securities

10

ITEM 3.

Defaults Upon Senior Securities

10

ITEM 4.

Submission of Matters to a Vote of Security Holders

10

ITEM 5.

Other Information

10

ITEM 6.

Exhibits

10

Signatures

11

Certifications

12

PART I

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Mines, Inc.

Balance Sheet at May 31, 2005 (Unaudited)

_____________________________________________________________________________________

ASSETS

May 31,
2005
CURRENT ASSETS:
Cash	$3,665
Deposits	31,600
Prepaid expenses	366,256
Total assets	$401,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,764
Interest payable	660
Loans payable-shareholders	37,820
Loans payable-directors	38,000
Total current liabilities	101,244

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common stock; $0.001 par value; 200,000,000 shares authorized; 20,149,419 shares issued and outstanding	20,149
Additional paid-in capital	1,195,547
Accumulated deficit	(915,419)
Total stockholders’ equity	300,277

Total liabilities and stockholders’ equity	$401,521

The accompanying notes are an integral part of these financial statements.

Daybreak Mines, Inc.

Statements of Operations for the Three Month Periods Ended

May 31, 2005 and 2004 (Unaudited)

_____________________________________________________________________________________

	2005		2004
OPERATING EXPENSES:
Legal and accounting expense	$25,821		$9,950
Management fees	74,800		-
Investor relations fees	69,335		-
General and administrative expenses	9,427		2,049
Total operating expenses	179,383		11,999

OTHER INCOME:
Interest income	-		17
Realized gain on marketable security	-		750
Total other income	-		767

NET LOSS	179,383		11,232

OTHER COMPREHENSIVE (INCOME):
Unrealized gain on marketable securities, net of reclassification adjustments for gain included in net income			(3,570)

COMPREHENSIVE LOSS	$179,383		$7,662

NET LOSS PER COMMON SHARE	$0.01	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC	18,969,528		18,199,419

The accompanying notes are an integral part of these financial statements.

Daybreak Mines, Inc.

Statements of Cash Flows for the Three Month Periods Ended

May 31, 2005 and 2004 (Unaudited)

_____________________________________________________________________________________

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,383)	$(11,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized gain on marketable securities		(750)
Common stock issued for:
Prepaid management and consulting expense	487,500
Change in operating assets and liabilities:
Accounts payable	16,393	2,055
Prepaid expenses	(365,816)
Interest payable	660
Net cash flows used by operating activities	(40,646)	(9,927)

Cash flows from (used by) investing activities:
Cash provided by sale of marketable equity securities		1,992
Cash paid for deposits	(31,600)
Net cash flows from (used by) investing activities	(31,600)	1,992

Cash flows from financing activities:
Proceeds from shareholder loans	37,820
Proceeds from director loans	38,000
Net cash flows from financing activities	75,820

NET INCREASE (DECREASE) IN CASH	3,574	(7,935)

CASH AT BEGINNING OF PERIOD	91	21,071

CASH AT END OF PERIOD	$3,665	$13,136

The accompanying notes are an integral part of these financial statements.

Daybreak Mines, Inc.

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation

The financial statements of Daybreak Mines, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Daybreak Mines, Inc. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2005, included in the registrant’s filing of Form 10-KSB.

The Company has no recurring source of revenue and has incurred operating losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s February 28, 2005, financial statements.  The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.  Management’s plans, however, are to finance the Company’s growth through sales of its common stock, and borrowings from investors.  However, there can be no assurances as to the overall success of these plans.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 28, 2006.

2.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported earnings.

3.

Related Party Transactions

During March, April and May of 2005, loans amounting to $75,820 were made to the Company by various officers, directors, and significant shareholders.  The loans accrue interest at 6% per annum, are due in full one year from the date of issue, and are convertible into common stock of the Company at $0.25 per share any time after six months from the issue date. The loans were made to provide the Company with sufficient funds to pay necessary, ongoing operating expenses.

4.

Consulting Agreements

On March 1, 2005, the Company entered into a one year Consulting Agreement with 413294 Alberta Ltd., a Canadian company controlled by the President of the Company, Robert N. Martin.  As consideration for performance of Mr. Martin’s services, the Company has agreed to pay him 1,100,000 common shares and $1,000 per month for incidental expenses for which services are provided, and reimburse him for out-of-pocket travel and related business expenses.  The 1,100,000 shares were valued at $275,000, or $0.25 per share, and recorded as a prepaid expense on March 1, 2005.

Daybreak Mines, Inc.

Notes to Financial Statements (Unaudited), continued:

4.

Consulting Agreements, continued

On March 1, 2005, the Company entered into a one year Consulting Services Agreement with AnMac Enterprises Inc., a Canadian company, for investor relations and other consulting services.  In consideration for the services provided for, the Company agreed to issue 350,000 common shares of the Company and pay a monthly salary of $3,000 for twelve months.  The 350,000 shares were valued at $87,500, or $0.25 per share, and recorded as a prepaid expense at March 1, 2005.

On March 1, 2005, the Company entered into a twelve month Consulting Services Agreement with an individual for investor relations and other consulting services.  The Company agreed to issue 500,000 common shares and pay a monthly salary of $2,000.  The 500,000 shares were valued at $125,000, or $0.25 per share, and recorded as a prepaid expense at March 1, 2005.

5.

Oil and Gas Properties

In April of 2005, the Company made earnest money deposits totaling $31,600 on two separate oil and gas lease agreements with MPG Petroleum, Inc. (MPG), a Texas company. The balance due on the two lease agreements was $284,400, and due on June 20, 2005.  On June 15, 2005, the closing dates on both agreements were extended to July 30, 2005.  In consideration of the extensions, the Company paid an additional $50,000 to MPG on June 16, 2005.  The remaining obligation of $234,400 is due to MPG at closing on July 30, 2005.

6.

Contingency

On December 15, 2004, Robert N. Martin, the Company’s President, executed a Consulting Agreement with Summitt Ventures, Inc., purporting to obligate the Company pursuant to its terms and conditions.   Due to drafting ambiguities and contradictions, the Company disputes that it is a party to the agreement and, alternatively believes that no contracted services were provided to the Company by Summitt Ventures, Inc.  The Agreement calls for the payment of $500,000 to Summitt Ventures, Inc. for consulting services payable in cash or unrestricted common stock.  Additionally, the Agreement implies that transaction fees may be payable for certain business opportunities in which the Company participates at the direction of Summitt Ventures, Inc. The term of the Agreement is December 15, 2004 through May 15, 2005.  The Company has not paid any money or issued any stock to Summitt Ventures, Inc.  We believe that Summitt Ventures may assert claims under the Consulting Agreement.  We intend to vigorously dispute, and or defend any Summitt Venture claim under this Agreement.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

During 2004, management of the Company decided to engage in the business of acquiring oil and/or gas drilling prospects.  In April 2005, the Company signed two agreements with MPG Petroleum, Inc. to acquire interests in oil exploration prospects in Texas.  The Company has no recurring source of revenue and has incurred operating losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as expressed by the Company’s independent accountants in their report on the Company’s February 28, 2005, financial statements.  The financial statements contained herein do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

Financial Condition and Liquidity

During the three month period ended May 31, 2005, the Company used $40,646 of cash for operating activities, compared to $9,927 used for operating activities in the first fiscal quarter of 2004, including $750 of realized gains on marketable securities. During the quarter ended May 31, 2005, shareholders and directors provided $75,820 in loans to finance the Company’s operating activities.  The Company had no revenue during the quarter ended May 31, 2005.  Management believes that the Company has the ability to raise sufficient cash to meet operating expenses for the next twelve months, either through additional loans from shareholders and directors, or from the proceeds of private placements of its common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the reporting period, May 31, 2005, we carried out an evaluation by the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of May 31, 2005 to ensure timely reporting with the Securities and Exchange Commission.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of May 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, our controls (1) failed to ensure that material contracts were thoroughly reviewed by management prior to execution and (2) that common stock transactions were properly disclosed on Form 8-K Current Reports under the applicable rules and regulations required by law.

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

Changes Implemented to Correct Material Weaknesses:

•

We have begun to develop operation checklists relating to management’s execution of material contracts and the related disclosure requirements, and the Company’s timely disclosure of unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.  We intend to implement this checklist before any other material contracts are executed or common shares are authorized for issuance.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Martin

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Kilbourne

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Martin

Exhibit 32.2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kilbourne

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daybreak Mines, Inc.

(Registrant)

By:  /s/  Robert N. Martin

July 14, 2005

Robert N. Martin

Date

President, Chief Executive Officer, and

 Director

By:  /s/  Thomas C. Kilbourne

July 14, 2005

Thomas C. Kilbourne

Date

Treasurer, Principal Accounting Officer,

 and Director