Form 10QSB
period 2005-08-31
DAYBREAK MINES INC
filed 2005-10-20
CIK 1164256

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

DAYBREAK MINES, INC.

(Exact name of small business issuer as specified in its charter)

Washington	000-50107	91-0626366
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 462-0315

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 12, 2005, 21,335,419 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Information

Balance Sheet at August 31, 2005

3

Statements of Operations for the Three and Six Month

Periods Ended August 31, 2005 and 2004

4

Statements of Cash Flows for the Six Month Periods

Ended August 31, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

8

ITEM 3.

Controls and Procedures

9

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

11

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

11

ITEM 3.

Defaults Upon Senior Securities

11

ITEM 4.

Submission of Matters to a Vote of Security Holders

11

ITEM 5.

Other Information

11

ITEM 6.

Exhibits

12

Signatures

13

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Mines, Inc. Balance Sheet at August 31, 2005 (Unaudited)

ASSETS

Current assets:
Cash	$340
Prepaid expenses	244,331
Total current assets	244,671

Oil and gas properties	378,500
Total assets	$623,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,690
Interest payable	2,276
Loans payable-shareholders	103,821
Loans payable-directors	65,000
Total current liabilities	224,787

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common stock; $0.001 par value; 200,000,000 shares authorized; 21,295,419 shares issued and outstanding	21,295
Additional paid-in capital	1,480,901
Accumulated deficit	(1,103,812)
Total stockholders’ equity	398,384

Total liabilities and stockholders’ equity	$623,171

The accompanying notes are an integral part of these financial statements.

Daybreak Mines, Inc. Statements of Operations for the Three and Six Month Periods Ended August 31, 2005 and 2004 (Unaudited)

	August 31, 2005			August 31, 2004
	Three	Six		Three		Six
	Months	Months		Months		Months
Operating expenses:
Legal and accounting expense	$9,740	$35,561
Management fees	74,750	149,550
Investor relations fees	76,870	146,205
General and administrative expenses	27,033	36,460		$1,426		$13,425
Total operating expenses	188,393	367,776		1,426		13,425

Other income:
Interest income				9		26
Realized gain on marketable security				1,392		2,142
Total other income				1,401		2,168

Net loss	188,393	367,776		25		11,257

Other comprehensive loss:
Unrealized loss on marketable securities, net of reclassification				1,000		2,570

Comprehensive loss	$188,393	$367,776		$1,025		$13,827

Net loss per common share	$0.01	$0.02	$	Nil	$	Nil

Weighted average number of shares outstanding – basic	20,553,897	19,772,310		18,119,419		18,119,419

The accompanying notes are an integral part of these financial statements.

Daybreak Mines, Inc. Statements of Cash Flows for the Six Month Periods Ended August 31, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(367,776)	$(11,257)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized gain on marketable securities		(2,142)
Common stock issued for:
Prepaid management and consulting expense	495,000
Change in operating assets and liabilities:
Accounts payable	10,319
Prepaid expenses	(243,891)	361
Interest payable	2,276
Net cash flows used by operating activities	(104,072)	(13,038)

Cash flows from investing activities:
Cash provided by sale of marketable equity securities		5,883
Cash paid for oil and gas properties	(318,500)
Net cash flows provided (used) by investing activities	(318,500)	5,883

Cash flows from financing activities:
Proceeds from sales of common stock	254,000
Proceeds from shareholder loans	103,821
Proceeds from director loans	65,000
Net cash flows provided by financing activities	422,821

Net increase (decrease) in cash	249	(7,155)

Cash at beginning of period	91	21,071

Cash at end of period	$340	$13,916

Non-cash investing activities: Common stock issued for: Oil and gas properties	$25,000
Oil and gas properties purchased with account payable	$35,000
Unrealized loss on marketable securities, net of reclassification		$2,570

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

3.

Related Party Transactions

During the six months ended August 31, 2005, loans amounting to $168,821 were made to the Company by various officers, directors, and significant shareholders.  The loans accrue interest at 6% per annum, are due in full one year from the date of issue, and are convertible into common stock of the Company at $0.25 per share any time after six months from the issue date. The loans were made to provide the Company with sufficient funds to pay necessary, ongoing operating expenses.

Daybreak Mines, Inc.

Notes to Financial Statements (Unaudited)

4.

Consulting Agreements

On March 1, 2005, the Company entered into a one year Consulting Agreement with 413294 Alberta Ltd., a Canadian company controlled by the President of the Company, Robert N. Martin.  Under the terms of the agreement, the Company  issued 1,100,000 common shares as a management fee, and will pay a $1,000 per month consulting fee for the term of the agreement.  Additionally, the Company will pay a $4,000 per month consulting fee for geology work and drill site supervision starting October 1, 2005, on a month to month basis.  The 1,100,000 shares were valued at $275,000, or $0.25 per share, and were recorded as a prepaid expense on March 1, 2005.  The prepaid expense is being amortized over the term of the agreement.

On March 1, 2005, the Company entered into a one year Consulting Services Agreement with AnMac Enterprises Inc., a Canadian company, for investor relations and other consulting services.  In consideration for the services provided for, the Company agreed to issue 350,000 common shares of the Company and pay a monthly consulting fee of $3,000 for twelve months.  The 350,000 shares were valued at $87,500, or $0.25 per share, and recorded as a prepaid expense at March 1, 2005.  The prepaid expense is being amortized over the term of the agreement.

On March 1, 2005, the Company entered into a twelve month Consulting Services Agreement with an individual for investor relations and other consulting services.  The Company agreed to issue 500,000 common shares and pay a monthly consulting fee of $2,000.  The 500,000 shares were valued at $125,000, or $0.25 per share, and were recorded as a prepaid expense at March 1, 2005.  The prepaid expense is being amortized over the term of the agreement.

5.

Oil and Gas Properties

The Company made deposits totaling $31,600 on two separate oil and gas lease agreements, the Pearl Prospect and the Ginny South Prospect, with MPG Petroleum, Inc. (MPG), a Texas company, during the first quarter of 2005. The Company paid an additional $286,900 on these two lease agreements during the second quarter of 2005.  In consideration of an extension on the Pearl Prospect agreement to September 30, 2005, the Company paid an additional 100,000 shares, valued at $0.25 per share, to MPG on August 31, 2005.  The remaining obligation of $35,000 on the Pearl Prospect agreement was paid to MPG in September 2005.

6.

Settlement Agreement

On August 17, 2005, the Company entered into a Settlement and Mutual Release Agreement with Summitt Ventures, Inc., Crosspoint Holdings, Inc., and other affiliated entities controlled by Mark Anderson. The agreement settled a dispute with Mr. Anderson and his related companies relating to a consulting agreement entered into on December 15, 2004, and alleged costs incurred on the Company’s behalf. The settlement was consummated by paying $15,000 to Mr. Anderson and his companies in mutual release of all contractual and other obligations.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") use terminology such as “believe”, “expect”, “may”, “should”, “up to”, “approximately”, “likely”, “potential”, or “anticipates”.  These prospective statements involve a number of known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such prospective statements.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by such prospective statements.

During 2004, management of the Company decided to engage in the business of acquiring oil and/or gas drilling prospects.  In April 2005, the Company signed two agreements with MPG Petroleum, Inc. to acquire interests in oil exploration prospects in Texas.  In May 2005, Daybreak also signed an agreement (see Exhibits 10.1 and 10.2) to investigate some oil and gas data for drilling prospects in the Southern San Joaquin Basin near Bakersfield, California.

The first agreement with MPG Petroleum covers an area referred to as the Ginny South Prospect, which is in San Patricio County, Texas, and is expected to be drilled in October 2005.   The Company has sufficient funds on deposit with the operator to pay for its 25% working interest to drill the well to 9,770 feet to test the Frio sands.  The Ginny South well is being drilled near an old well originally drilled in 1965 by R.L Huffington.  The well logs from that old well have indications of hydrocarbons that are now believed to be of quantity to merit commercial production.  Daybreak and the operator have leased all relevant mineral rights over the Ginny South prospect.

The second agreement with MPG Petroleum covers an area referred to as the Pearl Prospect and is located on the Texas Gulf Coast.  It is a much deeper prospect than the Ginny South Prospect, with very large potential reserves.  Geological and drilling risk is correspondingly higher, but this risk can be mitigated by taking a smaller working interest and possibly contracting out some of the working interest.  As of August 31, 2005 Daybreak had contributed $68,000 to a fund to acquire leases on the Pearl Prospect.  Daybreak had also paid $25,000 in stock to the president of MPG Petroleum.  By September 30, 2005 Daybreak had fully met its contractual agreement by contributing $100,000 to this fund.  Based upon review of the existing seismic data, Daybreak is encouraged by structural closures on the northern and western sides of the prospect.  These structural closures are what a geologist looks for in seismic data when deciding where to drill for oil and gas.

In May 2005, Daybreak entered into an agreement with a private energy company from Calgary, Alberta, Canada, and with three geotechnical professionals from Bakersfield, California, to explore an area in the southeastern part of the San Joaquin Basin. We are seeking fields that have the proven propensity for oil yields in the one million barrel range. Daybreak has committed to a 50% working (cost) interest in this project. The initial capital budget is for $2 million dollars.  The San Joaquin Basin is a very prolific oil producing area that has a long history of production.  Production in the region is typically from shallow depths (1000-3000 feet) and the oil is of low to medium gravity (13-20 API).  We expect to lease lands over the leads, run up to three 3D seismic surveys looking for good structural closures and to potentially drill two wells.  Five prospect areas have already been identified.

The Company had no operating revenue during the last fiscal year or the six months ended August 31, 2005 or 2004.  Management believes that the Company has the ability to raise sufficient cash to meet operating expenses for the next twelve months, either through additional loans from shareholders and directors, or from the proceeds of private placements of its common stock.  Our operating budget for the next 12 months is estimated to be $6.5 million dollars, based on our current lease obligations.  At this point, no shareholders or directors are obligated to provide any additional funds. Additionally, there is no assurance that we can raise this sum of money, and that based on current share prices substantial dilution to shareholders’ equity may result.

Off-Balance Sheet Arrangements

Management has signed a letter of intent for developing a fundraising project with an investment banker.

ITEM 3.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2005, an evaluation was conducted by the Company's Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls needed improvement and were not adequately effective as of August 31, 2005, to ensure timely reporting with the Securities and Exchange Commission.

A material weakness identified was:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities and Exchange Commission.  In particular, the Company does not have adequate controls over the timely disclosure of common stock issuance transactions.

(b)

Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of August 31, 2005, the Company concluded that the current system of disclosure controls and procedures are effective because the internal control weaknesses identified above have been corrected.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, controls failed to ensure that common stock transactions were properly disclosed on Form 8-K, Current Reports under the applicable rules and regulations required by law.   On June 7, 2005, the Company commenced a Regulation D Rule 506 common stock offering.  The Securities and Exchange Commission’s rules and regulations require that we report certain issuances of unregistered equity securities on a Current Report Form 8-K.  Our Regulation D offering is an unregistered offering of equity securities.  If the equity securities sold in the aggregate since our last report filed under Item 3.02 of Form 8-K or our last periodic report, whichever is more recent, constitutes 5% or more of our outstanding common stock, then we are required to report the aggregate issuances under Item 3.02 of Form 8-K Current Report.  Our most recent report was our Quarterly report for the period ending May 31, 2005. We failed to report aggregate issuances as of August 31, 2005, and October 7, 2005.  We have included the issuances up to August 31, 2005 in Part II, Item 2 of this quarterly report.  We have included a summary of the monthly issuances for June, July, August  including September 1 through October 7, the second failed 8-K report in Part II, Item 5, titled “Other Information”.

As a result our evaluation, the Company initiated the changes in internal control described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

We have revised our operation checklist relating to management’s issuance of common stock and the timely disclosure of unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2005, the Company sold 1,016,000 unregistered common shares at $0.25 per share, for a total offering price of $254,000.   The Company claimed exemption for registration under Regulation D, Rule 506, Exemption for Limited Offers and Sales Without Regard to Dollar Amount of Offering.  There was no underwriter involved in the sale of these shares, and the securities were only offered to accredited investors.    The primary use of the proceeds from the sale will be used for the acquisition of oil and gas lease leases and exploratory drilling.

On August 31, 2005, we sold 100,000 common shares to Margaret Perales of MPG Petroleum as consideration for an extension of a funding commitment for the Pearl Prospect. This transaction was valued at $25,000. We believe these securities were issued in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and are restricted securities, which may not be publicly resold without registration under the Act or an exemption from the registration provisions of the Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

ITEM 5.

OTHER INFORMATION

On June 7, 2005, we commenced an unregistered offering of our common stock under the securities transaction exemption Regulation D Rule 506.  We proposed to offer and sell 4,000,000 common shares for One Million ($1,000,000) Dollars.

In June we sold 200,000 shares for $50,000.  In July, we sold 616,000 shares for $154,000.  In August, we sold 200,000 shares for $50,000.  In September, we sold 384,000 shares for $96,000.  October 1 through October 13, we have sold 2,520,000 shares for $630,000.  To date we have sold 3,920,000 shares for $980,000 to thirty-six investors.

Based on these sales, we were required to disclose our unregistered equity sales in a Current Report on Form 8-K when we exceeded the sale of 1,007,470 shares, or 5% of our outstanding common stock.   As of August 31, 2005, we had sold 1,016,000 shares in our Regulation D offering.  Again, between September 1 and October 7, 2005, we exceeded the disclosure limit by selling in excess of 5% of the outstanding shares.

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

10.1

Prospect Review Noncompetition and Confidentiality Agreement

10.2

Addendum Number One to Prospect Review Noncompetition and

Confidentiality Agreement

31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a), Martin

31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a), Kilbourne

32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Martin

32.2

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Kilbourne

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daybreak Mines, Inc.

(Registrant)

By:  /s/  Robert N. Martin

October 19, 2005

Robert N. Martin

Date

President, Chief Executive Officer, and

 Director

By:  /s/  Thomas C. Kilbourne

October 19, 2006

Thomas C. Kilbourne

Date

Treasurer, Principal Accounting Officer,

 and Director