Form 10QSB
period 2005-11-30
DAYBREAK OIL & GAS INC
filed 2006-01-23
CIK 1164256

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

DAYBREAK OIL AND GAS, INC.

(An Exploration Stage Company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 4, 2006, 26,755,346 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a

currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Information

Balance Sheet at November 30, 2005

3

Statements of Operations for the Three and Nine Month

Periods Ended November 30, 2005 and 2004

4

Statements of Cash Flows for the Nine Month Periods

Ended November 30, 2005 and 2004

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

10

ITEM 3.

Controls and Procedures

16

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

18

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

ITEM 3.

Defaults Upon Senior Securities

18

ITEM 4.

Submission of Matters to a Vote of Security Holders

18

ITEM 5.

Other Information

18

ITEM 6.

Exhibits

20

Signatures

21

Certifications

22

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005) Balance Sheet at November 30, 2005 (Unaudited)

ASSETS

Current assets:
Cash	$511,451
Prepaid expenses	172,088
Total current assets	683,539

Oil and gas properties	586,833
Total assets	$1,270,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,695
Management fees payable	125,000
Interest payable	2,477
Loans payable-shareholders	81,000
Loans payable-directors	27,000
Total current liabilities	248,172

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common stock; $0.001 par value; 200,000,000 shares authorized; 26,755,346 shares issued and outstanding	26,755
Additional paid-in capital	2,838,506
Accumulated deficit	(1,843,061)
Total stockholders’ equity	1,022,200

Total liabilities and stockholders’ equity	$1,270,372

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005) Statements of Operations for the Three and Nine Month Periods Ended November 30, 2005 and 2004 (Unaudited)

	November 30, 2005			November 30, 2004
	Three	Nine		Three		Nine
	Months	Months		Months		Months
Operating expenses:
Legal and accounting expense	$36,768	$72,329
Management and director fees	290,250	439,750
Investor relations fees	320,245	466,500
Exploration and drilling	58,400	70,900
General and administrative Impairment of investments	33,907	57,867		$6,537 1,770		$19,962 1,770
Total operating expenses	739,570	1,107,346		8,307		21,732

Other income:
Interest income	321	321		10		36
Sale of mineral rights				1,500		1,500
Realized gain on marketable securities				10,876		13,018
Total other income	321	321		12,386		14,554

Net income (loss)	$(739,249)	$(1,107,025)		$4,079		$(7,178)

Net income (loss) per common share	$(0.03)	$(0.05)	$	Nil	$	Nil

Weighted average number of shares Outstanding – basic	23,471,326	20,997,432		18,199,419		18,199,419

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005) Statements of Cash Flows for the Nine Month Periods Ended November 30, 2005 and 2004 (Unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(1,107,025)	$(7,178)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized gain on marketable securities		(13,018)
Impairment of investments		1,770
Common stock issued for management and director fees	415,500
Common stock issued for investor relations	470,000
Common stock issued for other expenses	4,000
Change in operating assets and liabilities:
Accounts payable	129,324	375
Prepaid expenses	(171,647)	361
Interest payable	4,720
Net cash flows used by operating activities	(255,128)	(17,690)

Cash flows from investing activities:
Cash provided by sale of marketable equity securities		11,248
Cash paid for oil and gas properties	(411,833)
Net cash flows provided (used) by investing activities	(411,833)	11,248

Cash flows from financing activities:
Proceeds from sales of common stock	1,009,500
Proceeds from shareholder loans	103,821
Proceeds from director loans	65,000
Net cash flows provided by financing activities	1,178,321

Net increase (decrease) in cash	511,360	(6,442)

Cash at beginning of period	91	21,071

Cash at end of period	$511,451	$14,629

Non-cash investing activities: Common stock issued for: Oil and gas properties	$175,000
Non-cash financing activities:
Common stock issued for: Satisfaction of loans payable and accrued interest to directors and shareholders	$63,065

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation

The financial statements of Daybreak Oil and Gas, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Daybreak Oil and Gas, Inc. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2005, included in the registrant’s filing of Form 10-KSB.

In accordance with SFAS No. 7, “Accounting for Development Stage Entities,” the Company presents itself as an exploration stage company with an inception date of March 1, 2005.  The Company is in the process of exploring for viable oil and gas properties.

The Company has no recurring source of revenue and has incurred operating losses since inception.  Management’s plans, however, are to finance the Company’s growth through the use of either joint venture agreements, sales of its common stock, or borrowings from investors or financial institutions, until an oil and gas prospect creates a positive cash flow.

However, there can be no assurances as to the overall success of these plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent registered accountants in their report on the Company’s February 28, 2005, financial statements.  The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.  The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 28, 2006.

2.

Reclassifications

Certain reclassifications have been made to conform prior period data to the current presentation. These reclassifications had no effect on reported earnings.

3.

Earnings (Loss) per Share

Basic earnings per share is arrived at by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including common stock issuable upon the conversion of loans payable are excluded from the calculations when their effect is anitdilutive.  At November 30, 2005, loans payable to related parties were $108,000 and convertible at $0.25 per share, and were considered anitdilutive.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements, continued (Unaudited)

4.

Related Party Transactions

During the nine months ended November 30, 2005, loans amounting to $168,821 were made to the Company by various officers, directors, and significant shareholders.  During the third quarter ended November 30, 2005, $63,065 of loan principal and accrued interest was converted to common stock, reducing outstanding loan payables to $108,000 at November 30, 2005.  The loans accrue interest at 6% per annum, are due in full one year from the date of issue, and are convertible into common stock of the Company at $0.25 per share any time after six months from the issue date. The loans were made to provide the Company with sufficient funds to pay necessary, ongoing operating expenses.

5.

Consulting Agreements

On March 1, 2005, the Company entered into a one year Consulting Agreement with 413294 Alberta Ltd., a Canadian company controlled by the President of the Company, Robert N. Martin.  Under the terms of the agreement, the Company issued 1,100,000 common shares as a management fee, and pays $1,000 per month consulting fee for the term of the agreement.  Additionally, the Company pays $4,000 per month consulting fee for geology work and drill site supervision starting October 1, 2005, on a month to month basis.  The 1,100,000 shares were valued at $275,000, or $0.25 per share, and were recorded as a prepaid expense on March 1, 2005.  The prepaid expense is being amortized over the term of the agreement.

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

On March 1, 2005, the Company entered into a twelve month Consulting Services Agreement with an individual for investor relations and other consulting services.  The Company agreed to issue 500,000 common shares and pay a monthly consulting fee of $2,000.  The 500,000 shares were valued at $125,000, or $0.25 per share, and were recorded as a prepaid expense at March 1, 2005.  The prepaid expense is being amortized over the term of the agreement.  During the third quarter ended November 30, 2005, the Company paid an additional 1,000,000 common shares as a bonus for services rendered by this individual.  The 1,000,000 shares were valued at $250,000, or $0.25 per share, and were recorded during the quarter ended November 30, 2005.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements, continued (Unaudited)

6.

Management and Director Fees

Management Fees Paid in Restricted Common Stock:  During the quarter ended November 30, 2005, the Board of Directors resolved to compensate four individuals for management services.  The compensation covers the six month period from October 2005 through February 2006 and is paid in restricted common stock valued at $0.25 per share.  Dale Lavigne and Ron Lavigne are to be compensated $12,000 per month or $75,000 for six months (a total of 600,000 shares).  Terry Dunne and Thomas Kilbourne are to be compensated $16,666.67 per month or $100,000 for six months (a total of 800,000 shares).  At November 30, 2005, Terry Dunne had received 400,000 shares at $0.25 per share compensating him for the same six month period; the remaining three months are being amortized and are included in the Company’s prepaid expenses.  Management fees payable was paid in common shares in January 2006.

Director Fees:  During the three months ended November 30, 2005, the Company issued 27,000 shares to each of six directors for their services for a total of 162,000 shares at $0.25 or $40,500.

Following is the detail of management and director fees:

For the Three

For the Nine

Fees

Months Ended

Months Ended

Payable at

Name

Title

11/30/05

11/30/05

11/30/05

Robert Martin

President & Director

$

78,500

$

222,000

Tom Kilbourne

Treasurer & Director

56,750

56,750

$

50,000

Dale Lavigne

Director

44,250

44,250

37,500

Ron Lavigne

Director

44,250

44,250

37,500

Jeffrey Dworkin

Secretary & Director

9,750

15,750

Michael Curtis

Director

6,750

6,750

Terrence Dunne

Significant Shareholder*

       50,000

       50,000

Totals

$

    290,250

$

   439,750

$

   125,000

*Mr. Dunne was appointed as a director of the Company in January 2006.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements, continued (Unaudited)

7.

Oil and Gas Properties

The Company paid $378,500 on two separate oil and gas lease agreements, the Pearl Prospect and the Ginny South Prospect, with MPG Petroleum, Inc. (MPG), a Texas company, during the nine months ended November 30, 2005.

The Company entered into an agreement with a group of joint venture partners named the Chicago Mill Joint Venture to jointly develop oil and gas leases within a 55 square mile property in Tensas and Franklin Parishes, Louisiana, on September 21, 2005.  The agreement states Daybreak will pay 80% of the drilling and completion cost on the initial well and have the right to 80% of net revenue before Payout; after Payout Daybreak will have a 40% (forty percent) working interest subject to a 75% (seventy-five percent) net revenue interest in the project. Daybreak paid for its interest in the joint venture by issuing 600,000 common shares of its restricted stock to the manager of the joint venture.

8.

Subsequent Events

Write-off of Oil Property

In April 2005, the Company signed an agreement with MPG Petroleum Inc (“MPG”), a private company located in San Antonio, Texas. The agreement related to Daybreak’s acquisition of a 25% (twenty-five percent) working interest in a certain well to be drilled onshore in San Patricio County on the Gulf Coast of Texas. In connection with the agreement, we paid MPG $253,500 (two hundred fifty-three thousand five hundred) in cash.

On December 5, 2005, drilling commenced on the Curlee #1 well. On December 31, 2005, the working interest participants in the well decided not to complete the well.  This decision was made after reaching total depth (TD) and finding that the amount of water saturation was too high in several potential gas zones. As the termination of the drilling project occurred during the fourth quarter of the current fiscal year, we recorded the write-off of our 25% (twenty-five percent) working interest in January of 2006.  The proforma effect of the write-off on our financial statements as of November 30, 2005, would be as follows:

As Reported

Proforma

Assets

Oil properties

$

      586,833

$

      333,333

Results of operations

Net loss

$

   1,107,025

$

   1,360,525

Net loss per common share

$

            0.05

$

            0.07

Financing Guarantee

In December 2005, Daybreak Oil and Gas, Inc. borrowed $60,000 from a lending institution to help finance operating activities.  Terrence Dunne, who is a significant shareholder and a director of the Company as of January 2006, personally guaranteed the loan. As a result, he received 30,000 shares of restricted common stock of the Company.  The stock was valued at $0.25 per share, for a total value of $7,500.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

FORWARD-LOOKING INFORMATION

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition or Plan of Operation are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this report, including statements regarding our current expectations and projections about future results, business strategy, performance, prospects and opportunities, are forward-looking statements. We have tried to identify these forward-looking statements by using words such as "believe," "may," "will," "estimate," "continue," ”plan,” "anticipate," "intend," “project,” “forecast,” "expect," and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those projected in such forward-looking statements include: our lack of operating history; limited and potentially inadequate management of our cash resources; risk and uncertainties associated with exploration; matters affecting the natural resource and energy industry generally; lack of availability of oil and gas field goods and services; environmental risks; drilling and production risks, as well as changes in laws or regulations affecting our operations.

OVERVIEW

Daybreak Oil and Gas, Inc. was incorporated in the State of Washington in March 1955, as Daybreak Uranium, Inc.  The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the western United States. Daybreak Uranium acquired the assets of Morning Sun Uranium, Inc. in October 1955.  Daybreak Uranium changed its name to Daybreak Mines, Inc. in May 1964, as it had become a precious metal company primarily interested in exploration and development of silver, lead and zinc properties in the Pacific Northwest.  The trading symbol for Daybreak became DBRM.  In February 1967, the Company ceased active operations.

In January 2001, the Company applied for OTC (over-the-counter) Bulletin Board status rather than being traded on the pink sheets market. This change became effective in May 2004. At a shareholder meeting in September 2001, approval was granted to increase the authorized capital of the Company to 200,000,000 (two hundred million) shares of common stock.  Funds to pay for continuing operations and the upgraded stock listing were acquired by means of a Rule 506 Regulation D private placement offering.

In February 2005, the Company entered into the oil and gas exploration and development industry. Since that time, the Company has become an early stage energy exploration company with exploration and developmental projects in Texas, California and Louisiana. Again, funding for these activities has been primarily accomplished through another Rule 506 Regulation D private placement offering.  We have retained the services of a registered

Professional Geologist with over 25 years experience in the oil and gas exploration and development field to serve as our Company president.  Our goal is to increase shareholder value by exploring for oil and gas.

At the annual shareholders meeting in October 2005, the shareholders of Daybreak Mines, Inc. approved changing the name of the Company to better reflect its current focus in the oil and gas industry. The new company name is Daybreak Oil and Gas, Inc.  Our trading symbol continues to be DBRM.

OUR CURRENT PROJECTS

Ginny South, Texas

In April 2005, the Company signed an agreement with MPG Petroleum Inc., located in San Antonio, Texas. The agreement called for a well to be drilled to the 8,150 (eight thousand one hundred fifty) foot level to test the Frio Sands. The well is located onshore in San Patricio County on the Gulf Coast of Texas.

On December 5, 2005, drilling commenced on the Curlee #1 well. On December 31, 2005 after reaching total depth, the working interest participants decided not to complete the well. This decision was made after finding that the amount of water saturation was too high in several potential gas zones. A proforma presentation showing the effect of writing-off the project costs is included in the financial statements as a subsequent event footnote. The Company will be expensing the project costs amounting to $253,500 (two hundred fifty-three thousand five hundred) in the fourth quarter of the current fiscal year ending February 28, 2006.

Pearl Prospect, Texas

Daybreak signed a second agreement with MPG Petroleum, Inc. again in April 2005. This agreement called for the Company to acquire a 1/3 (one-third) interest in a land bank, which would be used to acquire leases over the Pearl Prospect. As a member of the land bank Daybreak is entitled to a .05% (one-half percent) royalty on the Pearl with the right to participate for up to a 33.3% (thirty-three and 1/3 percent) working interest in the project. Daybreak has currently contributed $100,000 (one hundred thousand) to the land bank to meet its contractual agreements. The Pearl Prospect is an onshore site located on the Texas Gulf Coast. The intent is to obtain the rights to 5,000 (five thousand) acres of land before drilling begins. A test well would be drilled to a depth between 15,000 (fifteen thousand) and 19,000 (nineteen thousand) feet. We believe this project has potential and because of the depth, this prospect is believed to be primarily a natural gas play. Based upon review of the existing seismic data, we are encouraged by the types of structural closures on the northern and western sides of the prospect. These closures are the type of structure that a geologist looks for as an indication of potential oil and gas deposits. Geological and drilling risk is correspondingly higher but this risk can be mitigated by taking a smaller working interest. Daybreak estimates the total project cost to be about $15,000,000 (fifteen million) including acquisition, processing and interpretation of additional seismic data; land acquisition and drilling the test well. Project costs are currently under review. MPG Petroleum and Daybreak Oil and Gas, Inc. are working together to find funding partners and bring this project to a point where we can commence drilling operations.

East Slopes, San Joaquin Mountains, California

In May 2005, Daybreak entered into an agreement with Nomad Hydrocarbons, Ltd., a private energy company from Calgary, Alberta, Canada and three geotechnical professionals from the Bakersfield, California area. Our intent is to jointly explore an Area of Mutual Interest (AMI) in the southeastern part of the San Joaquin Basin. We are seeking fields that are in the one million barrel range based upon size and analogous production. Production in the region is typically from shallow depths of 1,000’ (one thousand feet) to 3,000’ (three thousand feet). The oil is of low to medium gravity. Daybreak has committed to a 50% (fifty percent) working interest in this project. The company paid a $12,500 (twelve thousand, five hundred) fee to secure the project and the geological concepts. Five prospect areas have been identified and we are actively leasing lands. Since there is no modern seismic on any of the areas selected the next step will be to run up to three, 3D seismic surveys. Plans are then to drill at least two wells. Daybreak will pay an additional $5,000 (five thousand) fee upon the completion of each sub-regional lead that is developed for 3D seismic. Additionally, another $5,000 (five thousand) fee will be paid upon the spud of the first well in each prospect area.

Tuscaloosa Sands Project, Louisiana

In October 2005, Daybreak signed a Letter of Intent (LOI) with the Chicago Mill Joint Venture to jointly explore a 55,000 (fifty-five thousand) acres of an Area of Mutual Interest (AMI) in eastern Louisiana. We have currently acquired leases on 2,200 (two thousand two hundred) acres. Our working interest cost of 600,000 shares of restricted common stock valued at $0.25 per share or $150,000. Daybreak’s interest consists of a 40% (forty percent) working interest subject to a 75% (seventy-five percent) net revenue interest in this project.

Most of the AMI has been covered by 3D seismic survey, which the company will have full access to. There are eight possible drilling locations already identified on the 3D seismic data, some with multi-zone potential. The first test well is currently being drilled on the 2,200 (two thousand, two hundred) acre lease. Should this first well be successful, four additional development locations are planned. The principal target at this first location is the Basal Tuscaloosa sand of the Cretaceous age. Total depth (TD) of the first well of approximately 8,600 (eight thousand six hundred) feet is expected to be reached by the third week of January  2006.

Saxet Field Re-entry, Texas

In December 2005, Daybreak signed a Letter of Intent (LOI) with Oracle Operating Company of Dallas, Texas to participate in the re-entry of a well in the Saxet Deep Field on a 320 acre lease in Nueces County, Texas. The project is within the city limits of Corpus Christi, Texas. Because of its location, an FAA (Federal Aviation Agency) approval is also needed in addition to the normal state workover permits. This project gives the company an opportunity at an existing pool with multi-zone potential. Infrastructure is available for oil and gas delivery and the initial well already has a pipeline tied into a gas distribution system. The well will be re-entered to a depth of 7,022’ (seven thousand, twenty-two feet). The 7022’ (seven thousand twenty-two foot) Frio sand exhibits approximately 15’ (fifteen feet) of hydrocarbon pay believed to be primarily natural gas. The Saxet Deep field has previously been primarily produced as an oil field and the gas sands have been neglected. Daybreak will have a 20% (twenty percent) working interest subject to a 75% (seventy-five percent) net revenue interest. Daybreak’s exploration cost of the operation is expected to be about $160,000 (one hundred sixty thousand).

OTHER ACTIVITIES

Drilling Rig

One of the first obstacles we have encountered with both the Ginny South and Tuscaloosa Sands prospects was the availability of suitable drilling rig in a timely manner.  There is a severe shortage of drilling rigs throughout North America for a number of reasons. This problem started in the late 1980’s, continued to grow throughout the 1990’s and in the current decade it has become extremely severe. Waiting periods of one year or more are not unusual, especially because of increased demand for the rigs with energy prices setting new record highs on a weekly basis. We have identified a drilling rig that can be purchased for approximately $5,000,000 (five million). Daybreak is currently seeking to obtain financing on this proposal.

RESULTS OF OPERATIONS

We have not recognized any revenue from our operations during the first nine months of this fiscal year and Daybreak does not anticipate receiving any revenue from any of our projects until our exploration efforts become successful.

We incurred a net loss of $739,249 for the quarter ended November 30, 2005, compared with net income of $4,079 for the same quarter last year.  Our year to date losses amount to $1,107,025, compared to losses of $7,178 for the nine months ended November 30, 2004. We expect to incur losses for the remainder of this fiscal year. In the fiscal year ending February 28, 2005, and in previous years, Daybreak was essentially a shell company primarily concerned with being a SEC compliant and a reporting company. Our primary goal was to find a suitable merger candidate. Therefore the majority of our expenses in the past were legal, accounting and SEC reporting related expenses. The company did not have any employees.

In February 2005, management of Daybreak decided to become an energy exploration company and concentrate on oil and gas exploration.  In the past nine months we have accomplished a number of goals that were necessary for Daybreak to become successful. We have contracted with a registered Professional Geologist with over 25 years of experience in the oil and gas exploration and development field to serve as Company president. Our president has been directly responsible for finding opportunities in Texas, Louisiana and California.

In the last nine months the Company’s total assets have increased from $532 to $1,270,372, as a result of sales of common stock to accredited investors.  In that time, the executive management and directors have strived to grow the company in a manner that would increase shareholder value and accommodate our planned growth.   We have tried to conserve our cash flow by paying for contracted services and management fees with stock rather than cash. In most instances when stock was issued during the quarter, the value was estimated at $0.25 per share, based upon the value of our private placement offering and considering the restricted nature of the shares issued.

Following is a comparison of the financial results for the last three months and the last nine months in comparison to the same time periods of a year ago.

Cash and Cash Equivalents. On November 30, 2005, the Company had $511,451 in cash compared to $14,629 at the same time in 2004. This increase happened because of the private placement offering.  The private placement raised a total of $1,100,000 and was closed in December of 2005. We oversubscribed the offering by the 10% as allowed in the initial offering memorandum.

Prepaid Expenses. These prepaid expenses amounted to $172,088 and primarily represents common stock that has been issued to individuals and companies as compensation for management and investor relation fees. These fees are being amortized on a monthly basis. The balance of the prepaid stock based compensation will be depleted by the end of February, 2006.

Oil and Gas Properties:  Our goal is to build a successful oil and gas exploration company through exploration or potential oil and gas properties. To this end we have invested in properties in Texas, Louisiana, and California.  The $586,833 represents the amount capitalized as property acquisition costs on current projects.  During the fourth quarter, we reduced our property acquisition costs by $253,500 (see Footnote 8)..We continue to look at new opportunities and are only limited by funding constraints.

Management Fees Payable:  Prior to this year, Daybreak did not have any paid officers or executive management, however as the time requirements for operating the Company increased, and while we grow of Daybreak, it has become appropriate to compensate the officers and executive management of the Company. The payable amount of $125,000 represents the accrued stock compensation for the third quarter for three individuals involved in the day to day management of the Company.

Interest Payable. In the first and second quarters of the current fiscal year Daybreak was loaned money on convertible notes from some of the officers, directors and shareholders of the Company. This amount of $2,477 represents the interest due on those loans after directors and shareholders converted $63,065 of loan principal and accrued interest to common stock, reducing outstanding loan payables to $108,000 at November 30, 2005.

Loans Payable – Shareholders. The amount of $81,000 at November 30, 2005, represents the balance on the loans made to Daybreak on the convertible notes from the first and second quarters of the current year. Some shareholders are choosing to convert their loans into common stock after an initial six month period of time has elapsed from the loan origination date. The original amount of loans from shareholders was $103,821. The loans are convertible at a rate of $0.25 per share.

Loans Payable – Directors. The amount of $27,000 at November 30, 2005, is the balance on the loans made to Daybreak on the convertible notes from the first and second quarters of the current year. All the directors are choosing to convert their loans into common stock after an initial six month period of time has elapsed from the loan origination date. The original amount of loans from directors was $65,000. The loans are convertible at a rate of $0.25 per share.

Common Stock:  As of November 30, 2004 Daybreak had issued 18,199,419 shares. This compares with 26,755,346 shares issued by November 30, 2005. The increase is primarily attributable to the following factors: First, the Company did a private placement offering from June through December of 2005. We oversubscribed the offering by 10% and raised a total of $1,100,000 at $0.25 per share for a total of 4,400,000 shares. Secondly, in an effort to preserve cash flow, we have paid management and director compensation totaling $356,750 in 1,427,000 shares of our restricted common stock for services provided, and to be provided, for the six month period from October 2005 through February 2006.

Legal and Accounting Expenses. In the third quarter of this year, we spent $36,768 on legal and accounting. For the nine months ending with the third quarter, we spent $72,329. These costs simply reflect the changing nature of our growth. We have had to spend more time and money on complying with SEC disclosure regulations, attorneys in states where we are drilling and in private placement offerings.

Management and Director Fees. If Daybreak is to grow into a successful company we need to have quality people involved in the management of the company. Through the third quarter this year, $439,750 has been spent on fees. In an effort to preserve working capital, $421,750 of this compensation has been in stock. These fees are for the seven company officers, directors or shareholders who are involved in the management of the company. A total of 2,500,000 shares of common stock has been, or will be, paid by the end of the current fiscal year to five of these people. Again the stock is being valued at $0.25 per share.

Investor Relations Fees. The companies and individuals that we have been working with since the beginning of this fiscal year have been dedicated to helping to grow Daybreak. These people have been instrumental in having a successful private placement completion for $1,100,000. We just closed that offering in which we oversubscribed the initial amount of the offering by the 10% amount as allowed in the offering documents. Again in an effort to preserve working capital, of the $466,450 spent year to date over $426,000 has been paid in stock based compensation. The stock has been valued at $0.25 per share. The management and directors feel that stock compensation has achieved the best results for the company.

Exploration and Drilling. During the nine months ended November 30, 2005, we spent $70,900 for exploration and drilling.

General and Administrative. Through the end of the third quarter of this year we had spent $57,867 as compared to $19,962 from the prior year. Again the increase in spending is due to expanding our company growth. Travel expenses for exploration projects, investor relations, and management costs have all accounted for a large part of this increase.

LIQUIDITY AND CAPITAL RESOURCES

We are an early stage independent energy exploration company engaged in oil and gas exploration. Our business model is focused on acquiring exploration properties and successfully exploring them. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and / or acquisition of oil and gas properties. The primary use of cash was to fund operating activities, which primarily consisted of geological and engineering services, exploration costs and travel. Other expenses included investor relations services, management and director fees, legal and accounting and general and administrative expenses, which we have incurred in order to address necessary organizational activities.

In the last nine months, financing to fund Daybreak’s operations has come from two sources. First, various officers, directors and shareholders have loaned $168,821 to the Company. These funds are in the form of convertible debenture notes. These convertible debentures were for a term of one year, with a 6% (six percent) interest rate. At the individual’s choice, the debentures could be converted after six months to the Company’s common stock at a rate of. $0.25 (twenty-five cents), since there was a private placement offering for that same share value at the time the loans were made. The minimum 6 (six) month holding period before conversion has now passed and the majority of these loan makers have chosen to convert their loans to restricted common stock of the Company.

Secondly, in December 2005, the Company completed a private placement offering in which we successfully raised $1,100,000 (one million, one hundred thousand dollars). The private placement was oversubscribed by the 10% allowed in the offering documents. These funds have been used for meeting our oil and gas lease and drilling costs. We are completing our second well the company has drilled in the last three months.

Daybreak is continuing to work on funding for various projects in Texas, Louisiana and California with potential joint venture partners, but there are no guarantees that these efforts will come to fruition. We seek to minimize the risk in every venture by spreading that risk among several partners. We currently do not have the funds to complete our current and proposed business operations for the next 12 (twelve) months or sustain our operating losses. Therefore, our ability to continue as a going concern depends on our ability to raise substantial funds for use in our planned exploration and development activities, and upon the success of these activities.

ITEM 3.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2005, an evaluation was conducted by the Company's Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls needed improvement and were not adequately effective as of November 30, 2005, to ensure timely reporting with the Securities and Exchange Commission.

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

(b)

Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of November 30, 2005, the Company concluded that the current system of disclosure controls and procedures are not effective because the internal control weaknesses identified above have not been corrected.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes Implemented to Correct Material Weaknesses:

•

We will revise our operation checklist relating to management’s issuance of common stock and the timely disclosure of unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.

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

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2005, the Company sold 3,022,000 unregistered common shares at $0.25 per share, for a total offering price of $755,500.   The Company claimed exemption for registration under Regulation D, Rule 506, Exemption for Limited Offers and Sales Without Regard to Dollar Amount of Offering.  There was no underwriter involved in the sale of these shares, and the securities were only offered to accredited investors.  The primary use of the proceeds from the sale will be used for the acquisition of oil and gas lease leases and exploratory drilling.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2005, an annual meeting of shareholders was held in Spokane, Washington.  At that meeting the following items were submitted to be voted upon by the Daybreak security holders.

Item 1. Approve amending the Articles of Incorporation to change the name of the Company to Daybreak Oil and Gas, Inc.

For    16,359,863

Against    500

Abstain   8,667

Item 1 was approved by a majority of security holders.

Item 2. Election of Directors.

Dale B. Lavigne

For

16,360,930

Robert N. Martin

For

16,368,030

Jeffrey R. Dworkin

For

16,063,530

Thomas C. Kilbourne

For

16,362,805

Ronald D. Lavigne

For

16,360,930

Michael Curtis

For

16,369,030

Item 2. All nominees for director were elected by a majority vote of security holders.

ITEM 5.

OTHER INFORMATION

On June 7, 2005, we commenced an unregistered offering of our common stock under the securities transaction exemption Regulation D Rule 506.  We proposed to offer and sell 4,000,000 common shares for One Million ($1,000,000) Dollars. In fact we sold 4,400,000 common shares for One Million One Hundred Thousand (1,100,000) Dollars, as allowed for in the offering documents.

In June we sold 200,000 shares for $50,000, July, 616,000 shares for $154,000, August, 200,000 shares for $50,000, September 384,000 shares for $96,000, October 2,552,000 shares for $638,000, November 86,000 for $21,500, and in December we closed the private placement with sales of 362,000 shares for $90,500.  At December 19, 2005, we had sold 4,400,000 shares for $1,100,000 to forty-three investors.

Based on these sales, we were required to disclose our unregistered equity sales in a Current Report on Form 8-K when we exceeded the sale of 1,007,470 shares, or 5% of our outstanding common stock.

APPOINTMENT TO BOARD OF DIRECTORS

On January 13, 2006, the Board of Directors appointed Terrence J. Dunne as a Director of our Company. There are no understandings or arrangements between Mr. Dunne and any other person pursuant to which Mr. Dunne was selected as a Director. Mr. Dunne does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer. Mr. Dunne is an existing shareholder of Daybreak Oil and Gas, Inc. and is considered to be a 10% shareholder of the Company.’

Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. In 1970, Mr. Dunne received a degree in Business Administration from Gonzaga University. He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984.

Appointment to Committees of the Board of Directors

Mr. Dunne has been appointed to serve on the Auditing Committee of our Board of Directors. Mr. Dunne has not been appointed to serve on any other committees of the Board of Directors at this time.

Prior Transactions with the Company

In the first and second quarters of this fiscal year, Mr. Dunne advanced the company $61,821 to help finance our operating activities. These funds were in the form of convertible debentures. The term of the loans were for 1 (one) year with a 6% (six percent) interest rate. At Mr. Dunne’s option he can convert the debentures to restricted common stock after a period of six months from the original date of the loan. The conversion rate would be $0.25 (twenty-five cents) per share. To date, Mr. Dunne has chosen to convert to restricted stock when the six month time period has elapsed. He has converted $22,821 into restricted stock and has an unconverted balance of $39,000. This balance will be converted to restricted common stock by the end of February, 2006.

In November, 2005, Mr. Dunne was paid a management fee of $100,000 (one hundred thousand) in the form of the Company’s restricted common stock. This fee is for management services from September, 2005 through February 2006. The stock had a value of $0.25 (twenty-five cents) per share.

In December, 2005, Daybreak Oil and Gas, Inc. borrowed $60,000 from a lending institution to help finance operating activities. Mr. Dunne personally guaranteed this loan. As a result, he received 30,000 (thirty thousand) shares of restricted common stock in the Company. The stock was valued at $0.25 (twenty-five cents) per share.

ITEM 6.

EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

10.1

Prospect Review Noncompetition and Confidentiality Agreement (incorporated by reference to Form 10-QSB for the quarter ended August 31, 2005)

10.2

Addendum Number One to Prospect Review Noncompetition and

Confidentiality Agreement (incorporated by reference to Form 10-QSB for the quarter ended August 31, 2005)

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

Daybreak Oil and Gas, Inc.

(Registrant)

By:  /s/  Robert N. Martin

January 23, 2006

Robert N. Martin

Date

President, Chief Executive Officer, and

 Director

By:  /s/  Thomas C. Kilbourne

January 23, 2006

Thomas C. Kilbourne

Date

Treasurer, Principal Accounting Officer,

 and Director