Form 10KSB
period 2006-02-28
DAYBREAK OIL & GAS INC
filed 2006-06-14
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to _______

Commission file number 000-50107

DAYBREAK OIL AND GAS, INC.

(Name of small business issuer in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 232-7674

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No ☑

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $2.95 on May 26, 2006, as reported by the Over the Counter Bulletin Board was $77,163,459.

At May 26, 2006, the registrant had 38,305,427 outstanding shares of $0.001 par value common stock.

PAGE

PART  I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 2.  DESCRIPTION OF PROPERTIES

17

ITEM 3.  LEGAL PROCEEDINGS

19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

PART  II

20

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

                SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

20

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

27

ITEM 7.  FINANCIAL STATEMENTS

33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                 AND FINANCIAL DISCLOSURE

47

ITEM 8A.  CONTROLS AND PROCEDURES

47

ITEM 8B.  OTHER INFORMATION

49

PART  III

50

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

50

ITEM 10.  EXECUTIVE COMPENSATION

55

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

55

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

57

ITEM 13.  EXHIBITS

58

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

59

SIGNATURES

60

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this annual report other than statements of historical fact, included or incorporated by reference in this report, including, without limitation, statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “forecast,” “plan,” “project,” “estimate,” “anticipate,” “propose,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to the following:

•

drilling and operating risks;

•

the availability of equipment, such as drilling rigs and transportation pipelines;

•

the availability of capital resources;

•

the supply and demand for oil and natural gas; and

•

the securities or capital markets

Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us, outsource certain drilling and field management services on terms satisfactory to us and our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us.

You should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc. The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc. We engaged in small scale open pit uranium mining operations in the mid to late 1950s in Spokane County, Washington. By the late 1950s, the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In the 1960s, we acquired various mineral rights in the Coeur d’Alene Mining District of North Idaho. In May 1964, to reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. The trading symbol for the Company became DBRM. Our subsequent efforts in the acquisition, exploration and development of potentially viable commercial properties were unsuccessful. By February 1967, we had ceased active operations. After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. In November 2004, we sold our mineral rights in approximately 340 acres in Shoshone County, Idaho.

Due to depressed prices for precious metals, lack of a financable mineral exploration property and the general consensus that we would not be able to finance any mineral exploration properties we might acquire, the Board of Directors of the Company decided in 2001 not to pursue any further business operations in the hard rock mining sector.

In February 2005, we undertook a new business direction for the Company as an exploration and development company in the oil and gas industry. We have become an early stage energy company currently developing prospects in Louisiana, Texas and California. In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc. Our trading symbol continues to be DBRM.

Certain Technical Terms

These terms whose meanings are explained below are used throughout this document:

AMI.

Area of Mutual Interest.

APO.

After Payout

Bbl.

One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

Bcf.

Billion cubic feet of gas.

Developed Acreage.

The number of acres which are allocated or assignable to producing wells or wells capable of production.

Diapir.

A relatively mobile mass that intrudes into preexisting rocks. It can form structures capable of trapping hydrocarbons.

Drilling Unit.

An area specified by governmental regulations or orders or by voluntary agreement for the drilling of a well to a specified formation or formations which may combine several smaller tracts or subdivides a large tract, and within which there is usually some right to share in production or expense by agreement or by operation of law.

Dry Hole.

A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory Well.

A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Gross Acre.

An acre in which a working interest is owned.

Gross Well.

A well in which a working interest is owned.

MBbls.

One thousand barrels of crude oil.

Mcf.

One thousand cubic feet of natural gas.

MMBbls.

One million barrels of crude oil.

MMcf

One million cubic feet of natural gas.

Net Acres or

Net Wells.

The sum of the fractional working interests owned in gross acres or gross wells.

Net Revenue

Interest.

Economic interest remaining after deducting all royalty interests, overriding royalty interests and other burdens from the working interest ownership.

Operating Interest.

An interest in natural gas and oil that is burdened with the cost of development and operation of the property.

Operator.

The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease, usually pursuant to the terms of a joint operating agreement among the various parties owning the working interest in the well.

Play.

A term applied to a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and gas reserves.

Producing Property.

A natural gas and oil property with existing production.

Productive Well.

A well that is producing oil or gas or that is capable of production.

Royalty Interest.

An interest in a natural gas and oil property entitling the owner to a share of oil or gas production free of production costs. Royalties may be either landowner's royalties, which are reserved by the owner of a leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with the transfer to a subsequent owner.

Spud or Spudded

Well.

To start the well drilling process by removing rock, dirt and other sedimentary material with the drill bit.

Undeveloped

Acreage.

Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Working Interest.

An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

Business Development

In September 2001, the Board of Directors authorized a private placement of the Company’s common stock to raise $55,000. The proceeds were utilized to pay for legal and accounting fees associated with the preparation and filing of a Form 10SB Registration Statement, to pay ongoing expenses related to complying with the reporting requirements of the Securities Exchange Act of 1934, (i.e. preparation of audited financial statements and periodic reports) and working capital. Also in September 2001, the shareholders approved increasing the authorized common stock of the Company to 200,000,000 shares. Additionally 10,000,000 shares of preferred stock were authorized by the shareholders.

In July of 2003, a private placement was conducted to raise an additional $25,000. The proceeds of the offering were utilized to pay expenses relating to the Company’s ongoing reporting requirements under the Securities Exchange Act of 1934.

In May of 2004, the Company’s stock moved from being traded in the pink sheet market to the OTC (over-the-counter) bulletin board market.

From March through August of 2005, six shareholders, officers or directors, through 27 loans, loaned the Company a total of $168,821 to be used to meet current operating requirements.

In April of 2005, we signed two oil and gas exploration and development agreements with MPG Petroleum of San Antonio, Texas. The first agreement called for drilling an exploratory well in an area known as the Ginny South Prospect in San Patricio County, Texas.

The second agreement covered an area known as the Pearl Prospect. This is an onshore area on the Texas Gulf Coast, also in San Patricio County. We acquired a 1/3 interest in a land bank formed to acquire additional lands over the Pearl Prospect.

In June 2005, we started a private placement of our common stock. The proceeds were used to pay for lease, exploration and drilling expenses of the Company as well as working capital.

On July 18, 2005, we entered into an agreement with a Canadian oil and gas company and three Geotechnical professionals from the Bakersfield, California area to jointly explore an AMI in the San Joaquin Basin of California.

On September 29, 2005, we agreed to jointly explore and develop an AMI with a group known as the Chicago Mill Joint Venture. This AMI comprised a 55,000 acre area in NE Louisiana which had been shot with 3-D seismic.

On November 22, 2005, we agreed to participate in a five well re-entry program in the Saxet Deep Field in Corpus Christi, Texas.

On December 5, 2005, drilling equipment for our first well finally moved onsite at the Ginny South Prospect in San Patricio County, Texas. We had encountered many delays in this project including having to wait out both Hurricanes Katrina and Rita.

On December 19, 2005, we received an advance of $60,000 on a warehousing line of credit from a finance company, Genesis Financial Inc., to help finance operating activities.

On December 19, 2005, we closed the private placement that was started in June of 2005. Net proceeds to the company were $1,087,500.

On January 3, 2006, we announced that the well at the Ginny South Prospect, San Patricio County, Texas would be plugged and abandoned. The No. 1 Curlee was a dry hole because of water encroachment.

On January 5, 2006, drilling equipment started to move onsite at our second drilling project. This was the “F1” location on the Tuscaloosa Sands Project in NE Louisiana.

The Board of Directors appointed a seventh director to the board on January 13, 2006. The individual appointed was Terrence Dunne, an existing shareholder and 10% control person.

Between January 25, 2006 and February 8, 2006, we borrowed a total of $806,700 from seven shareholders to help finance exploration activities as well as increase operating capital.

On January 31, 2006, we agreed to jointly redevelop an existing oil field in the Upper Gulf Coast of Texas. We will be targeting the Edwards Limestone area.

On February 21, 2006, we expanded the size of the AMI in the East Slopes of the San Joaquin Basin project to 2,500 square miles. We also announced that we had 1,200 acres under lease within the new AMI.

On February 24, 2006, we borrowed $100,000 from a financing company, Genesis Financial Inc., to help finance operating activities.

At the end of February and first part of March 2006, we borrowed $225,001 from three shareholders to meet operating capital needs.

On March 8, 2006, we purchased a 50% mineral right interest in an additional 28,000 acres that were located within the original 55,000 acre AMI in NE Louisiana.

In March and April 2006, we conducted a private placement to raise an additional net proceeds of $5,230,002 for use in lease, exploration, drilling and to meet working capital needs.

On March 30, 2006, we agreed to participate in a project that is primarily a deep gas play. This field, known as the Krotz Springs Field, is located in St. Landry Parish, Louisiana.

In April and May we have been in negotiations to increase our percentage ownership of the mineral rights in a project in Louisiana. To date we have contributed $4,500,000 to a fund for these additional mineral rights should the negotiations prove to be successful.

On May 1, 2006, we started the re-entry of the Weil C-8 well in the Saxet Deep Field in Texas near the Corpus Christi airport.

In May of 2006, in an effort to conserve cash flow, we sold our 40% ownership in the pipeline that is being connected to the “F1” well on the Tuscaloosa Sands project in Louisiana.

On May 19, 2006, we agreed to participate in another project in St. Landry Parish, Louisiana. This will also be a gas play and the project is known as the North Shuteston.

Business Outlook

As an early stage oil and gas company engaged in exploration and development, we are actively pursuing opportunities through both joint ventures and limited partnerships. We seek to maximize the value of our asset base by developing properties that have both production and reserve growth potential.

In addition to having many projects under either development or consideration in three different states, to date we have drilled two exploratory wells and one re-entry well. The exploratory well, in Louisiana, is expected to be perforated and connected to a pipeline by the second week of June. The exploratory well that we drilled in Texas was a dry hole. The re-entry well in Texas is expected to be connected to a pipeline by the end of June.

Competition

We compete with independent oil and gas companies for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position.

Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

Regulation

The exploration and development of oil and gas properties are subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

Risk Factors

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in our securities. These risk factors could have a material adverse effect upon our business, financial condition, results of operations, our ability to implement our business plan and the market price for our securities. Many of these events are outside our control.

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended February 28, 2006 and February 28, 2005, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

“Risks Related to Our Industry”

The oil and gas industry is highly competitive

Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can.

Complying with environmental and other government regulations could be costly and could negatively impact our production

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues.

Changes in the prices of oil and gas could adversely affect our business

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities.

Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well.

There can be no assurance that oil and gas will be produced from the properties in which we have interests.

Shortage of drilling rigs and related equipment

The oil and gas industry is presently facing a shortage of drilling rigs, equipment, materials, supplies, and services which has delayed current drilling activities in many instances by independent oil and gas operators. The inability to drill on acreage blocks may delay development of properties in which we acquire an interest and certain leases could expire as a result.

“Risks Related to Our Business”

Need for Additional Capital

We have no revenue from operations and are dependent upon our ability to raise additional capital to meet our continuing financial obligations. There is no guarantee that we will be successful in our efforts to raise the funds necessary to continue operations. In such event, we may be forced to scale back or discontinue our operations.

We are an early stage company implementing a new business plan

We are an early stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. We started in the oil and gas exploration and development industry in March of 2005.

Competitive disadvantages

We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing. The preliminary decisions regarding the acquisition of any oil and or gas prospect and undertaking drilling ventures will likely be based upon general and inferred geology or information which is publicly available to competitors.

We cannot guarantee financial results

Since our inception, we have suffered recurring losses from operations and have depended on external financing to sustain our operations. During the year ended February 28, 2006, we reported losses of $2,025,282. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments. There is no assurance that we will be able to achieve profitability.

Our future performance depends on our ability to find, acquire and develop oil and gas properties

Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable. Without successful exploration or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find, acquire or develop reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business. Although our Company President has significant industry experience, we do not have an established history of locating and developing properties that have oil and gas reserves.

Development of our current projects and expansion of our operations will require significant capital expenditures which we may be unable to fund

We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying and acquiring additional oil and gas properties.

We need to rely on external sources of financing to meet the capital requirements associated with the development of our current properties and the expansion of our oil and gas operations. We plan to obtain the funding we need through debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs will increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

We rely heavily upon geological and engineering estimates when determining whether or not to invest in oil or gas properties

Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion.

The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

Our business may be harmed if we are unable to retain our interests in leases

All of our properties are held under interests in oil and gas mineral leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot assure you that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to a lease could harm our business, financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases. We may not be able to obtain any such additional funds on terms acceptable to us, or at all.

Title deficiencies could render our leases worthless

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. We have historically relied upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry.

However, we anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease, will examine title prior to any well being drilled. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. Such deficiencies may render the lease worthless.

We intend to rely on certain third party vendors for outsourced services

To maximize the use of our otherwise limited capital and human resources, we intend to rely on third party vendors for outsourced drilling, exploration and other operational services. While we expect that this will allow us to achieve cost savings and operational efficiencies, the use of outsourced resources could expose us to greater risk should we be unable to source critical vendors on a cost budgeted and timely basis.

Furthermore, the use of outsourced resources could minimize our ability to control the work product and accountability of such vendors. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected

Our operations will be subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations.

In the projects in which we are not the operator, the operator will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

We do not have complete management control over our properties

We conduct our oil and gas exploration and development activities in joint ventures with others. We have reserved the right to participate in management decisions, but do not have ultimate decision-making authority.

In many cases, success in the operation of our properties will be dependent on the expertise and financial resources of our joint venture partners and third-party operators.

We may lose key management personnel

Our Company President has substantial experience in the oil and gas business. The rest of the management team has little or no experience in managing or conducting oil and gas operations. We do have annual employment agreements with members of our management team. The loss of any of these individuals could adversely affect our business. If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

Some of our bank accounts are not fully insured

Some of our bank accounts periodically exceed the $100,000 limit of FDIC insurance for deposits. In the unlikely event that our bank should fail, it is possible that we will lose some of our funds on deposit.

We have a material weakness in disclosure controls and procedures

In our previous filings we have disclosed material weaknesses in our disclosure controls and procedures.  During our previous reports, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon those evaluations, we concluded that our disclosure controls and procedures need improvement and were not adequately effective to ensure timely reporting with the Securities and Exchange Commission. We are working to correct this situation as quickly and effectively as possible.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended February 28, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

“Risks related to our stock”

Conflicts of interest

Some of our directors and officers participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

We may experience volatility in our stock price

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future.

The trading price of our common stock may be affected by a number of factors including events described in the risk factors set forth in this Annual Report, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves. Additional equity financing may be dilutive to our shareholders. Debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.

If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Shares of preferred stock may have greater rights than shares of common stock

Our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and to set the terms of the preferred stock without seeking any further approval from the existing shareholders.

Substantial voting power in the hands of our principal stockholders and directors

Our shareholders do not have the right to cumulative votes in the election of our directors. Our two largest principal beneficial stockholders, along with the nine directors or officers of the Company own and control about 39% percent of our outstanding common stock.

Because of the large number (over 2,000) of shareholders who own less than 50,000 shares each and the number of shareholders with invalid addresses (over 1,600 owning approximately 3,000,000 shares) should these principal stockholders and directors wish to act in concert, they would be able to vote to appoint directors of their choice, and otherwise directly or indirectly, control the direction and operation of the Company.

We do not intend to pay dividends on our stock

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Prospective investors should not purchase our stock with any view toward receipt of dividends.

Employees and Consultants

As of March 1, 2006 we have employment contracts with three individuals. These employees are: Eric Moe, Chief Executive Officer; Bennett Anderson, Chief Operating Officer; and Thomas Kilbourne, Controller. We also have a contract with a private consulting firm, 413294 Alberta, Ltd., that supplies the services of our company President, Robert Martin. These employment and consulting contracts are annual contracts that coincide with our fiscal year. All other services are currently contracted for with independent contractors. The Company has not obtained key man life insurance on any of its officers or directors.

Availability of SEC Filings

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).

Website

Our website can be found at www.daybreakoilandgas.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge by linking directly from our website under the “SEC Filings” button to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained on the website is not part of this report.

Successful Efforts Accounting

We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

ITEM 2.   DESCRIPTION OF PROPERTIES

We have developed oil and gas prospects in three areas throughout the United States. These areas are:

Louisiana

Franklin and Tensas Parishes. Known as the Tuscaloosa Sands Project, because of the geologic area that we have targeted, this project is our largest. We have already drilled one well. The well is expected to be perforated and connected to a pipeline by the second week of June.

This area encompasses a 55,000 acre AMI in NE Louisiana that has already been covered by 3-D seismic surveys. Through two different transactions, we have acquired leases on about 30,000 gross undeveloped acres. Eight potential drilling locations have been identified with this 3-D seismic data. The first test well “F1” was drilled in January of 2006, to a total depth was 8,351 feet. We have an 80% percent working interest in the first well. We will receive a 40% interest subject to a 75% net revenue interest APO in this project.

We anticipate drilling up to seven other wells in this area. In May 2006, we sold our 40% share in the pipeline that will be connected to the “F1” well. We did this to conserve our cash flow. The lease contract calls for us to repurchase the pipeline in a time period of between six and thirty months.

St. Landry Parish. This project is known as Krotz Springs and is primarily a deep gas play. Drilling is expected to start in late August of 2006. Gross undeveloped acreage in this play is 9,600 acres. We will have a 25% working interest with a net revenue interest of 20%.

On May 19, 2006 we agreed to participate in another project in St. Landry Parish, Louisiana. This project is known as North Shutetson. We have a 50% working interest in this gas play. We plan to drill to test a Miocene Age Sand at a depth of 2,500 feet. We have already leased 318 undeveloped acres for this project.

Texas

San Patricio County. This was the location of the first well that we drilled. The Curlee #1 well was spudded on December 7, 2005. This well was to test the lower Frio Sands. We committed to a 25% working interest in this project. Total depth of this well was 9,550 feet. Drilling and logging were completed by December 31, 2005. After the well logging results were reviewed it was decided to abandon the well because of water encroachment. Accordingly, we recognized $253,500 of dry hole expense in our financial statements in the fourth quarter of the current fiscal year.

In April of 2005, we signed a second agreement with MPG Petroleum, Inc. for an exploration project. This agreement called for us to acquire a one-third interest in a land bank, which would be used to acquire leases for the Pearl Prospect. As a member of the land bank, Daybreak will be entitled to a one-half percent royalty interest on the Pearl with the right to participate for up to a 33.3% working interest in the project. We have currently contributed $100,000 in cash and $25,000 in stock to meet our contractual agreements.

The Pearl Prospect is an onshore site located on the Texas Gulf Coast. We anticipate acquiring up to 10,000 acres of land before drilling begins. The test well would be drilled to a depth of 19,000 feet targeting the Vicksburg formations. Based upon review of the existing seismic data, we are encouraged by the types of structural closures on the northern and western sides of the prospect. These closures are the type of structure that a geologist looks for as an indication of potential oil and gas deposits.

Nueces County. In November 2005, Daybreak signed a Letter of Intent (LOI) with Oracle Operating Company of Dallas, Texas to participate in the re-entry of a five well project in the Saxet Deep Field on a developed 320 acre lease in Nueces County, Texas. The project is within the city limits of Corpus Christi, Texas. Because of its location, an FAA approval was also needed in addition to the normal state work over permits.

Some infrastructure is in place to produce the natural gas that is expected to be encountered. The initial well already has a pipeline tied into a gas distribution system. The well will be re-entered to a depth of 7,022 feet. On May 1, 2006 we started the rework on the Weil C-8 well. Completion is scheduled by the end of June.

The Saxet Deep field has previously been primarily produced as an oil field and the gas sands have been neglected. Daybreak will have a one-third working interest subject to a 75% net revenue interest. Daybreak’s developmental cost as of May 15, 2006 has been about $240,000.

Caldwell County. On January 31, 2006, we agreed to jointly redevelop an existing oil field in the Upper Gulf Coast of Texas. The project is expected to be started before year end. We will be going after the Edwards Limestone area. We anticipate having three horizontal wells and one salt water disposal well in the first set of wells if our development efforts are successful.

California

Kern County. In May 2005, we agreed to jointly explore an AMI in the southeastern part of the San Joaquin Basin. We initially paid a $12,500 fee to secure the project and the geological concepts. We will pay an additional $5,000 fee upon the completion of each sub-regional lead that is developed for 3D seismic. Additionally, another $5,000 fee will be paid upon the spud of the first well in each prospect area.

Five prospect areas have been identified and we are actively leasing lands. We have now leased 25,633 undeveloped acres. We anticipate running seismic and then drilling at least two wells in each prospect.

Drilling Results

From March 1, 2005 through February 28, 2006 we drilled two wells. Our Louisiana natural gas well (net 40%) has been drilled and logged. It is anticipated the well will be completed and connected to a pipeline in June 2006. The Texas well (net 25%) drilled in San Patricio County, in December of 2005 was considered to be a dry hole because of water encroachment and was abandoned.

In early May, 2006, we started a re-entry project (net 33.3%) in Corpus Christi, Texas that will be completed by the end of June.

At the present time we own no drilling equipment. All of our drilling activities are done by independent contractors.

Acreage

The table below shows our developed and undeveloped oil and gas lease and mineral acreage as of February 28, 2006.

	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net

Texas			2,586	143
Louisiana	2,000	800	28,318	14,159
California			25,633	12,817
Total	2,000	800	56,537	27,119

ITEM 3.  LEGAL PROCEEDINGS

We are not the subject of any threatened or pending legal claims or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended February 28, 2006, we did not have any matters submitted to a vote of our security holders of the Company.

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our Common Stock is traded in the over the counter market on the Bulletin Board under the symbol “DBRM”. The following table shows the high and low closing sales prices for the Common Stock for the two most recent fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending	High Closing	Low Closing

February 28, 2005
First Quarter	.15	.08
Second Quarter	.14	.12
Third Quarter	.16	.12
Fourth Quarter	.95	.12

Fiscal Year Ending	High Closing	Low Closing

February 28, 2006
First Quarter	.83	.25
Second Quarter	.34	.23
Third Quarter	.65	.27
Fourth Quarter	3.03	.45

Fiscal Year Ending	High Closing	Low Closing

February 28, 2007
First Quarter	2.95	1.66

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. As of May 26th, 2006, the Company had 2,358 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Recent Sales of Unregistered Securities

On March 19, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $623 to meet ongoing operating expenses. On November 28, 2005, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 2,593 shares of stock from this conversion.

On March 22, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $10,216 to meet ongoing operating expenses. On November 28, 2005, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 42,503 shares of stock from this conversion.

On March 23, 2005, Dale Lavigne, a director and shareholder, loaned the company $15,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 62,397 shares of stock from this conversion.

On March 23, 2005, Ronald Lavigne, a director and shareholder, loaned the company $3,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 12,479 shares of stock from this conversion.

On March 25, 2005, Thomas Kilbourne, a director, Treasurer and shareholder loaned the company $3,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 12,475 shares of stock from this conversion.

On April 25, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $8,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 33,105 shares of stock from this conversion.

On April 25, 2005, Dale Lavigne, a director and shareholder, loaned the company $8,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 33,105 shares of stock from this conversion.

On April 26, 2005, Ronald Lavigne, a director and shareholder, loaned the company $3,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 12,412 shares of stock from this conversion.

On April 26, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the company $3,000 to meet ongoing operating expenses. On November 28, 2005, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 12,412 shares of stock from this conversion.

On April 27, 2005, we issued 350,000 shares of restricted common stock worth $87,500. The shares were issued to AnMac Enterprises for Investor Relations (“IR”) work. These shares were valued at $0.25 per share and were expensed throughout the fiscal year as monthly IR costs.

On April 27, 2005, we issued 500,000 shares of restricted common stock worth $125,000. The shares were issued to Eric Moe (appointed CEO in March 2006) for IR work. These shares were valued at $0.25 per share and were expensed throughout the fiscal year as monthly IR costs.

On May 11, 2005, we issued 1,100,000 shares of restricted common stock worth $275,000. The shares were issued to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, who is our Company President. These shares were valued at $0.25 per share and were expensed throughout the fiscal year as monthly management fee costs.

On May 25, 2005, we issued 30,000 shares of restricted common stock worth $7,500. The shares were issued to Irwin Renneisen for IR work. These shares were valued at $0.25 per share and were expensed in June and July as monthly IR costs.

On May 26, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $3,982 to meet ongoing operating expenses. On November 30, 2005, Mr.

Dunne converted the note plus interest into restricted common stock. He was issued 16,418 shares of stock from this conversion.

On May 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the company $3,000 to meet ongoing operating expenses. On November 30, 2005, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 12,361 shares of stock from this conversion.

From June 7 to December 19, 2005, we conducted a private placement offering of our common stock. We sold our stock for $0.25 per share. Gross proceeds of $1,100,000 were raised from the sale and generated net proceeds of $1,087,500. A total of 4,400,000 shares of restricted common stock were issued. We did not engage a placement agent for this offering, instead all the shares were sold directly by the company. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

On June 16, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $10,000 to meet ongoing operating expenses. On February 10, 2006, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 41,558 shares of stock from this conversion.

On July 8, 2005, Golconda Mining Company, a shareholder, loaned the company $10,000 to meet ongoing operating expenses. On January 25, 2006, Golconda Mining Company converted the note plus interest into restricted common stock. They were issued 41,315 shares of stock from this conversion.

On July 27, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $13,000 to meet ongoing operating expenses. On February 10, 2006, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 53,675 shares of stock from this conversion.

On July 27, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the company $6,500 to meet ongoing operating expenses. On February 10, 2006, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 26,838 shares of stock from this conversion.

On August 1, 2005, Dale Lavigne, a director and shareholder, loaned the company $5,000 to meet ongoing operating expenses. On February 10, 2006, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 20,628 shares of stock from this conversion.

On August 1, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the company $500 to meet ongoing operating expenses. On February 10, 2006, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 2,063 shares of stock from this conversion.

On August 2, 2005, Ronald Lavigne, a director and shareholder, loaned the company $5,000 to meet ongoing operating expenses. On February 10, 2006, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 20,625 shares of stock from this conversion.

On August 22, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $5,000 to meet ongoing operating expenses. On February 28, 2006, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 20,625 shares of stock from this conversion.

On August 24, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $6,000 to meet ongoing operating expenses. On February 28, 2006, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 24,742 shares of stock from this conversion.

On August 26, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $6,000 to meet ongoing operating expenses. On February 28, 2006, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 24,734 shares of stock from this conversion.

On August 31, 2005, we issued 100,000 shares of restricted common stock worth $25,000. The shares were issued to Margaret Perales from MPG Petroleum to extend the funding deadline on the Pearl Prospect contract. These shares were valued at $0.25 per share and were capitalized in August as part of our oil and gas project costs.

On August 31, 2005, Ronald Lavigne, a director and shareholder, loaned the company $2,500 to meet ongoing operating expenses. On February 28, 2006, Mr. Lavigne converted the note plus interest into restricted common stock. He was issued 10,298 shares of stock from this conversion.

On August 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the company $2,500 to meet ongoing operating expenses. On February 28, 2006, Mr. Kilbourne converted the note plus interest into restricted common stock. He was issued 10,298 shares of stock from this conversion.

On August 31, 2005, Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person, loaned the company $4,000 to meet ongoing operating expenses. On February 28, 2006, Mr. Dunne converted the note plus interest into restricted common stock. He was issued 16,476 shares of stock from this conversion.

On October 5, 2005, we issued 1,000,000 shares of restricted common stock worth $250,000. The shares were issued to Eric Moe (appointed CEO in March 2006) for IR work. These shares were valued at $0.25 per share and were expensed in October as part of our IR costs.

On October 27, 2005, we issued 600,000 shares of restricted common stock worth $150,000. The shares were issued to Sam Pfiester, Trustee for the Tuscaloosa Sands Prospect in Louisiana. These shares were valued at $0.25 per share and were capitalized in October as part of our oil and gas project costs in Louisiana.

On October 27, 2005, we issued 1,667 shares of common stock worth $500. The shares were issued to Laura Crist for marketing work. These shares were valued at $0.30 per share and were expensed in October as part of our marketing and advertising costs.

On October 27, 2005, we issued 10,000 shares of common stock worth $3,500. The shares were issued to Greg Lipsker for legal work. These shares were valued at $0.35 per share and were expensed in October as part of our legal costs.

On November 30, 2005, we issued 18,000 shares of restricted common stock worth $4,500 to each of the six members of the Board of Directors. These shares were issued for work that had been done beyond their regular director duties. These shares were valued at $0.25 per share and were expensed in November as part of management fees.

On November 30, 2005, we issued 9,000 shares of restricted common stock worth $2,250 to each of the six members of the Board of Directors. These shares were valued at $0.25 per share and were expensed in the third quarter of the fiscal year as part of director’s fees.

On November 30, 2005, we issued 400,000 shares of restricted common stock worth $100,000. The shares were issued to Terrence Dunne (appointed CFO in April 2006), a shareholder and 10% control person for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On December 19, 2005, we received an advance of $60,000 on a warehousing line of credit from a finance company, Genesis Financial Inc., to finance operating activities. This warehousing line of credit for $180,000 was set up to fund the completion costs of the Ginny South well. The balance of this line of credit was never utilized and was subsequently cancelled. The 36,000 shares of restricted common stock worth $9,000 that were issued, served as the loan origination fees on this line of credit. These shares were valued at $0.25 per share and were expensed as loan costs in December.

On December 19, 2005, we issued 30,000 shares of restricted common stock worth $7,500. The shares were issued to Terrence Dunne (appointed CFO in April 2006) for his personal guarantee on the Genesis Financial warehousing line of credit. The shares were valued at $0.25 per share and were expensed in December as part of our loan costs.

On January 17, 2006, we issued 300,000 shares of restricted common stock worth $75,000. The shares were issued to Dale Lavigne, a director and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On January 17, 2006, we issued 300,000 shares of restricted common stock worth $75,000. The shares were issued to Ronald Lavigne, a director and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On January 17, 2006, we issued 400,000 shares of restricted common stock worth $100,000. The shares were issued to Thomas Kilbourne, a director, Treasurer and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On January 17, 2006, we issued 600,000 shares of restricted common stock worth $150,000. The shares were issued to Kirby Cochran for IR work. These shares were valued at $0.25 per share and were expensed in January as part of our IR costs.

On February 10, 2006, we issued 240,000 shares of restricted common stock worth $60,000. The shares were issued to Genesis Financial Inc., of Spokane, Washington as full payment for the advance from the warehousing line of credit that was created on December 19, 2005. The shares were valued at $0.25 per share.

On February 10, 2006, we issued 100,000 shares of restricted common stock worth $50,000. The shares were issued to Bennett Anderson for management fees. These shares were valued at $0.50 per share and were expensed in February as part of our management fees.

On February 28, 2006, we issued 3,000 shares of restricted common stock worth $2,250 to each of the seven members of the Board of Directors. These shares were valued at $0.75 per share and were expensed in the fourth quarter of the fiscal year as part of directors’ fees.

In the months of March and April 2006, we conducted a private placement offering of our common stock. Bathgate Capital Partners LLC, a Denver, Colorado based investment bank acted as the placement agent. We offered units for sale which included two shares of common stock and one warrant share for $1.50 per unit. Gross proceeds from the sale were $6,020,404, which equaled 4,013,602 units. Our net proceeds were $5,230,000 and the placement agents commission and expenses equaled $790,401.65. A total of 8,027,206 shares of restricted common stock were issued. Additionally, a total of 4,013,602 warrant shares could be issued from this private placement. These warrant shares will be exercisable at a price of $2.00 per share for a period of five years and have a cashless excise provision. The placement agent earned 1,204,081 warrant shares, of which 802,721 are exercisable at $0.75 per share and the remaining 403,360 warrant shares are exercisable at $2.00 per share. These placement agent warrant shares are exercisable for a period of seven years. We had the final distribution and closing of proceeds on May 19, 2006 from this private placement. This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933., as amended. All offerees and purchasers in this private placement were accredited investors.

On May 3, 2006, we issued 70,000 shares of restricted common stock worth $42,000. The shares were issued to Gregory Donelson for consulting services. These shares were valued at $0.60 per share per terms of the contract signed in December 2005, and were expensed in May as part of our fundraising costs.

On May 10, 2006, we issued 150,000 shares of restricted common stock worth $112,500. The shares were issued to AnMac Enterprises for IR work. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as monthly IR costs.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187, 500. The shares were issued to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, who is our Company President. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as monthly management fee costs.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187,500. The shares were issued Eric Moe, CEO, for management services. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as part of our monthly management fee costs.

On May 26, 2006, we issued 100,000 shares of restricted common stock worth $75,000. The shares were issued to Thomas Kilbourne, Treasurer, for management services. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as part of our monthly management fee costs.

The convertible notes, shares issued upon conversion of the notes and shares issued in consideration of services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plan

We have no agreements with any employees or consultants about issuing options, warrants or rights on our stock. We do however issue restricted common stock as a part of our employment and consulting contracts. These instances are explained in the detail immediately above.

Common Stock

We have 200,000,000 shares of common stock authorized at a par value of $0.001 of which 29,458,221 have been issued as of February 28, 2006. At May 26, 2006 a total of 38,305,427 shares were issued and outstanding. All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights.  Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders' meeting.  Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

There are no conversion, preemptive, or other subscription rights or privileges with respect to any shares.  Our stock does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.  In such event, the holders of the remaining shares aggregating less than fifty percent (50%) would not be able to elect any directors.

Preferred Stock

We have 10,000,000 shares of preferred stock with a par value of $0.001 authorized. Of these shares 6,000,000 have been designated as Class A. We have no shares of preferred stock issued or outstanding. The Preferred Stock may be entitled to preference over the Common Stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but unissued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of Preferred Stock.

Debt Securities

As covered in the discussion from Item 1 and above, we have issued three types of convertible debentures to finance our operations:

Interest Rate	Conversion Price	Redeemable After	Loans Outstanding	Outstanding Principal
6%	0.25	6 Months	3	$ 32,000

10%	0.50	61 Days	8	$ 806,700

10%	0.75	61 Days	3	$ 300,001

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this 10-KSB report.

Safe Harbor Provision

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition or Plan of Operation are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this report, including statements regarding our current expectations and projections about future results, business strategy, performance, prospects and opportunities, are forward-looking statements. To understand about forward looking statements, please refer the section labeled forward looking statements at the beginning of this 10-KSB report.

Overview

Since we are an early stage energy company concentrating on oil and gas exploration and development; our expenditures consist primarily of geological and engineering services, acquiring mineral leases, exploration and drilling costs and travel. Our expenses also consist of consulting and professional services, compensation, legal and accounting and general and administrative expenses which we have incurred in order to address necessary organizational activities.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We have not been involved as the operator of the projects in which we participate. Instead, we have relied on others for drilling, and negotiating all sales contracts.

Long Term Success

Our success depends on the successful acquisition and drilling of commercial grade oil and gas properties and the prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Since our inception, we have suffered recurring losses from operations and have depended on external financing to sustain our operations. During the year ended February 28, 2006, we reported losses of $2,025,282. There is no assurance that we will be able to achieve profitability.

Financials

Our balance sheet on February 28, 2005 shows total assets of $532 comprised mainly of prepaid expenses. We had $8,371 in liabilities comprised entirely of accounts payable. As of February 28, 2006, our asset base was $1,970,010 comprised mainly of cash, deposits on equipment, or oil and gas properties. Our liabilities were $1,167,347 and are comprised mainly of short term debt and interest payable to existing shareholders.

Accumulated Deficit

The increase in the accumulated deficit was because of the $2,025,282 operating loss from the fiscal year ended February 28, 2006. This included the write off of $253,500 of costs involved with drilling our well in Texas that was a dry hole and had to be abandoned.

Cash Flows

1)

Cash flows used by operating activities for the fiscal year ended February 28, 2006, was ($646,686) compared to ($33,728) for the same period ending February 28, 2005. This was primarily caused by our operating loss of $2,025,282.

2)

Cash flows used by investing activities for the fiscal year ended February 28, 2006, was ($970,400) compared to $12,748 for the same period ending February 28, 2005. This difference was due to our investments in oil and gas properties of $720,400 and deposits on equipment of $250,000.

3)

Cash flows from financing activities for the fiscal year ended February 28, 2006, was $2,423,022 compared to zero for the same period ending February 28, 2005. This difference was due to proceeds from the sale of our common stock of $1,087,500 and proceeds from loans of $1,335,522.

Non-Cash Activities

For the fiscal year ended February 28, 2006, we issued common stock for non-cash activities totaling $393,034 compared to zero for the same period ending February 28, 2005. This was comprised of $175,000 for oil and gas properties, $201,534 for satisfaction of loans and accrued interest and $16,500 of financing fees.

Exploration and drilling

Texas

San Patricio County. Our oil and gas exploration projects began in April of 2005, when we signed two agreements with MPG Petroleum of San Antonio, Texas. The first agreement called for drilling an exploratory well on the Ginny South Prospect in San Patricio County, Texas. This well was to test the lower Frio Sands. Total depth was planned for 8,150 feet. We had a 25% working interest in the project with a net revenue interest of 19%.

Our first well, the Curlee #1 well was spudded on December 7, 2005. A revised total depth of 9,550 feet was reached on December 29, 2005. Drilling and logging were completed by December 31, 2005. After the well logging and coring results were reviewed, it was decided to abandon the well because of water encroachment. We accounted for the dry hole costs of $253,500 on our financial statements in the fourth quarter of the current fiscal year.

The second agreement with MPG Petroleum covered the Pearl Prospect. This is an onshore area on the Texas Gulf Coast. The intent is to acquire up to 10,000 acres of land before drilling begins. A test well would be drilled to a depth of 19,000 feet targeting the Vicksburg formations.  Based upon review of the existing seismic data, we are encouraged by the types of structural closures encountered, specifically a shale diapir on the northern and western sides of the prospect. This agreement calls for us to acquire a 1/3 interest in a land bank, which would be used to acquire leases over the Pearl Prospect. As a member of the land bank, we will be entitled to a one-half percent royalty on the Pearl with the right to participate for up to a 33.3% working interest in the project. We have currently contributed $100,000 in cash to the land bank and another $25,000 in restricted stock to Margaret Graham of MPG Petroleum for contract fees.

Nueces County, Corpus Christi. On November 22, 2005, we signed a Letter of Intent (“LOI”) with Oracle Operating Company, LLC of Dallas, Texas to participate in a five well re-entry project in the Saxet Deep Field. This project is on a 320 acre lease near the airport and within the city limits of Corpus Christi. An FAA (Federal Aviation Agency) approval for height variance was also needed in addition to the normal state work over permits.

The Saxet Deep field has produced since the 1940’s. The initial well already has a pipeline tied into a gas distribution system. The target of the re-entry well is a Frio sand at a depth of 7,022 feet. On May 1, 2006 we started the re-entry on the Socony Mobil 8 Weil “C” well. The well has now been completed for production. Daybreak has a net interest of 20%. As of May 19, 2006, our developmental cost of the operation has been about $240,000. We are able to hold the lease by production.

Caldwell County. On January 31, 2006, we agreed to jointly redevelop an existing oil field in the Upper Gulf Coast of Texas. The project will be using horizontal drilling techniques. We will be going after the Edwards Limestone area. Initial plans call for three horizontal wells and one salt water disposal well. We estimate start up costs of about $5,000,000 to set up the three horizontal wells and a salt water disposal well. We plan to find joint venture partners to pursue this opportunity.

California.

Kern County. On May 13, 2005, we entered into an agreement with Nomad Hydrocarbons, Ltd., a Canadian oil and gas company and three Geotechnical professionals from the Bakersfield, California area to jointly explore an AMI in the San Joaquin Basin of California. We are looking for potential fields in the 1MMBbl range based upon size and analogous production. Production in the region is typically from shallow depths of 1,000 feet to 3,000 feet. The oil is generally of low to medium gravity.

Five prospect areas have been identified and we are actively leasing lands. We have now leased 25,633 acres. We have committed to a 50% working interest in this project. Dry hole drilling costs are estimated to be $100,000 per well.

We initially paid a $12,500 prospect fee to secure the project and the geological concepts. We will pay an additional $5,000 prospect fee upon the completion of each sub-regional lead that is developed for 3D seismic. Additionally, another $5,000 fee will be paid upon the spud of the first well in each prospect area.

We estimate that we will proceed with a drilling program in these areas by mid to late third quarter of the current fiscal year. We are planning for five wells on the first prospect area.

Louisiana

Franklin and Tensas Parishes. On September 29, 2005, we agreed to explore and develop an AMI containing 55,000 acres which had been shot with 3-D seismic. This project is known as the Tuscaloosa Sands Project, because of the geologic area that we have targeted. Plans called for a maximum of eight wells to be drilled. Through two different transactions, we have now acquired leases on over 30,000 acres in this AMI.

The first well, known as location “F1”, is on a 2,000 acre lease and was drilled to a total depth of 8,351 feet in January of 2006. We have a working interest of 80% for a net revenue interest before payout of 80% and 40% after payout. We estimate that this well will be perforated and connected to a pipeline by the second week of June. Drilling and completion costs have totaled $780,000 through February 28, 2006. In an effort to conserve cash flow, we have sold our 40% ownership in the pipeline and will instead lease the pipeline for the next six to thirty months, after which we plan on repurchasing the pipeline.

We estimate that we will spud our second well in the second quarter of this fiscal year. The leases that we have negotiated allow us to hold each lease by production. If our current negotiations with landowners are successful we will be able to increase our percentage ownership of mineral rights within the AMI.

St. Landry Parish. On March 30, 2006 we agreed to participate in another project in Louisiana. This project is known as the Krotz Springs Field. This field has been in production for the last 60 years and has delivered over 900Bcf of natural gas. This prospect is primarily a deep gas play around 11,000 feet. Gross acreage in this prospect is 9,600 acres. We do have access to a 3-D interpretation that shows potential gas reserves in the Third Cockfield Sand. Drilling precautions will have to be taken because of a history of hydrocarbon reservoirs being under high pressure in this area. We will have a 25% working interest with a net revenue interest of 20%. We have paid a prospect fee of $24,720 to participate in this project. On May 19, 2006 we agreed to jointly participate in another project in St. Landry Parish, Louisiana. This project is known as North Shutetson. We have a 50% working interest in this play. We plan to test a Miocene Age Sand at a depth of 2,500 feet. We have already leased 318 acres for this project.

A summary of our expenditures by project as of May 19, 2006, are as follows:

	Prospect Fee	Land Costs	Net Drilling Cost	Net Completion Cost	Net Pipeline Cost
TEXAS
Ginny South			$253,500
Pearl Prospect	$25,000	$100,000
Saxet Deep Field
Weil 8-C			$158,333	$82,000

LOUISIANA
Krotz Springs	$24,720
North Shutetson		$23,538
Tuscaloosa Sands	$150,000	$840,000
Location "F1"			$570,400	$350,000	$164,800

CALIFORNIA
East Slopes		$29,500

Other Activities

Drilling Rig

One of the first obstacles that we encountered at both the Ginny South and Tuscaloosa Sands prospects was the availability of drilling rigs. There is a severe shortage of drilling rigs throughout North America for a number of reasons. This problem started in the late 1980’s, continued to grow throughout the 1990’s and in the millennium it has become extremely severe. Waiting periods of one year or more are not unusual, especially because of increased demand for the rigs with energy prices setting new record highs at the same time.

We are continuing to work on viable methods of financing for acquiring a drilling rig of our own. We have had to turn down a number of opportunities in the exploration field because we did not have our own drilling rig. At this time our ability to drill prospects continues to be hampered by the lack of our own drilling rig.

Liquidity and Capital Resources

Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. At this time, we still do not have any cash flow from our exploration and development activities. Our independent registered auditors have expressed a substantial doubt regarding our ability to continue as a going concern.

Our only source of funds in the past has been through the debt or equity markets. Our business model is focused on acquiring developmental properties and also existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties. The primary use of cash in operating activities was to fund expanded exploration activities throughout our properties.

Convertible Debentures

1) From March through August of this fiscal year, six shareholders, officers or directors advanced the company, through 27 loans, approximately $168,821 to finance our operating activities. These convertible debentures were for a term of one year, with a six percent interest rate. The notes were convertible to restricted common stock after six months from the date of issuance at an exchange rate of $0.25 per share.

A private placement offering for that same share value was being planned and conducted during the time the loans were made by these individuals to the company. The minimum six month holding period before conversion has now passed and five shareholders, officers and directors have all converted their notes to restricted common stock. As of February 28, 2006, one shareholder who loaned the Company $32,000 had not yet converted his notes to restricted common stock.

2) Between January 25, 2006 and February 8, 2006, we borrowed a total of $806,700 from seven shareholders to help finance exploration activities as well as increase operating capital. The term of these Convertible Debentures was for one year at a 10% interest rate. The notes are convertible to restricted common stock after 61 days from the date of issuance. The conversion rate is $0.50 per share. As of February 28, 2006, none of these notes have yet been converted to restricted common stock.

3) At the end of February and first part of March 2006, we borrowed $225,001 from three shareholders to meet operating capital needs. The term of these Convertible Debentures, was for one year at a 10% interest rate. The notes are convertible to restricted common stock after 61 days from the date of issuance. The conversion rate is $0.75 per share. As of February 28, 2006, none of these notes have yet been converted to restricted common stock.

Private Placement

From June to December of 2005, we conducted a private placement of our common stock. Net proceeds of $1,087,500 were used to pay for lease, exploration and drilling expenses of the Company as well as working capital. Gross proceeds of this private placement were $1,100,000. The restricted common stock was sold for $0.25 per share. We did not engage a placement agent for this offering, instead all the shares were sold directly by the company.

Line of Credit

On December 19, 2005, we received an advance of $60,000 on a warehousing line of credit from a financing company, Genesis Financial Inc., to help finance operating activities. This warehousing line of credit for $180,000 was set up to fund the completion costs of the Ginny South Prospect in Texas. When the exploratory well was plugged and abandoned, the remaining balance of this line of credit was not utilized and was therefore cancelled. The $60,000 line of credit was subsequently converted to restricted common stock at the rate of $0.25 per share which resulted in 240,000 shares of stock being issued to satisfy this debt.

Loan Agreement

On February 24, 2006 we borrowed $100,000 from a financing company, Genesis Financial Inc., to help finance operating activities. The term of the loan agreement is for one year at a 10% interest rate. The loan may be converted to restricted common stock after 61 days from the date of issuance at Genesis’ option. The conversion rate is $0.75 per share. As of February 28, 2006, no conversion to restricted common stock had yet taken place.

Private Placement

In March and April of 2006, the company conducted another private placement offering with the proceeds being used to pay drilling costs on our well in Corpus Christi, Texas; acquire more mineral rights on our lands in Louisiana and ongoing operating expenses. We used a placement agent and raised a gross amount of $6,020,404. After placement agent fees and associated costs, our net cash proceeds were $5,230,002. This private placement increased our authorized and issued common stock by 8,027,206 shares. This does not include the additional shares that will be issued if any of the associated warrants with the private placement are exercised.

Gas Pipeline Sale

In May 2006, in an effort to conserve cash flow, we sold our 40% share in the gas pipeline that will be connected to the “F1” well in Louisiana. The sales contract calls for us to repurchase the pipeline in a time period of between six and thirty months.

Summary

Our ability to continue as a going concern depends on our ability to raise substantial funds for use in our planned exploration and development activities, and upon the success of our fundraising activities.

We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities or obtaining joint venture partners. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholders. Currently, this is the only method that has been available to create the cash flow necessary to fund the growth of our company.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Daybreak Oil and Gas, Inc.

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc., (An Exploration Stage Company) (“the Company”) as of February 28, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

May 29, 2006

Spokane, Washington

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Page

Balance Sheets at February 28, 2006 and 2005

35

Statements of Operations for the years ended February 28, 2006 and 2005

36

Statements of Changes in Stockholders’ Equity (Deficit)

 for the years ended February 28, 2006 and 2005

37

Statements of Cash Flows for the years ended February 28, 2006 and 2005

38

Notes to Financial Statements

39-46

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Balance Sheets

February 28, 2006 and 2005

ASSETS

	2006	2005
Current assets:
Cash	$806,027	$91
Restricted cash	8,333
Deposit on equipment	250,000
Deferred financing costs	10,000
Prepaid expenses	250	441
Total current assets	1,074,610	532

Oil and gas properties, successful efforts method	895,400
Total assets	$1,970,010	$532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,376	$8,371
Convertible debentures and notes payable	1,138,701
Interest payable	8,270
Total current liabilities	1,167,347	8,371

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 200,000,000
authorized; 29,458,221 and 18,199,419 issued
and outstanding, respectively	29,458	18,199
Additional paid-in capital	3,534,522	709,997
Accumulated deficit prior to March 1, 2005	(736,035)	(736,035)
Accumulated deficit during the exploration stage	(2,025,282)
Total stockholders’ equity (deficit)	802,663	(7,839)
Total liabilities and stockholders’ equity, (deficit)	$1,970,010	$532

The accompanying notes are an integral part of these financial statements

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statements of Operations

For the years ended February 28, 2006 and 2005

	2006		2005
Operating expenses:
Legal and accounting fees	$89,073
Management and director fees	791,300
Investor relations fees	687,575
Exploration and drilling	327,469
General and administrative	100,744		$42,059
	1,996,161		42,059

Other income (expense):
Interest income	362		40
Interest expense	(29,483)
Gain on sale of mineral rights			1,500
Gain on sale of marketable equity securities			11,248
Total other income (expense)	(29,121)		12,788

Net loss	$2,025,282		$29,271

Net loss per common share	$0.09	$	Nil

Weighted average common shares outstanding-basic	22,709,564		18,199,419

The accompanying notes are an integral part of these financial statements

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended February 28, 2006 and 2005

Additional

Number of common

Common

Paid-In

Accumulated

Shares

Stock

Capital

Deficit

Total

Balance, February 29, 2004

18,199,419

$

18,199

$

709,997

$

(706,764)

$

21,432

Net loss

(29,271)

(29,271)

Balance, February 28, 2005

18,199,419

18,199

709,997

(736,035)

(7,839)

Issuance of common stock for:

Cash

4,400,000

4,400

1,083,100

1,087,500

Management and director fees

2,783,000

2,783

728,467

731,250

Investor relations fees

2,480,000

2,480

617,520

620,000

Services and other

23,667

24

3,976

4,000

Financing costs

66,000

66

16,434

16,500

Oil and gas properties

700,000

700

174,300

175,000

Conversion of notes payable

787,284

787

196,034

196,821

Interest payable

18,851

19

4,694

4,713

Net loss

    (2,025,282)

 (2,025,282)

Balance, February 28, 2006

   29,458,221

$

        29,458

$

   3,534,522

$

  (2,761,317)

$

   802,663

The accompanying notes are an integral part of these financial statements

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statements of Cash Flows

For the years ended February 28, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,025,282)	$(29,271)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on sale of mineral rights		(1,500)
Realized gain on sale of marketable securities		(11,248)
Common stock issued for: Management and director fees	731,250
Investor relations fees	620,000
Services and other	4,000
Change in:
Restricted cash	(8,333)
Prepaid expenses	191	(80)
Deferred financing costs	(10,000)
Interest payable	29,483
Accounts payable	12,005	8,371
Net cash used by operating activities	(646,686)	(33,728)

Cash flows from investing activities:
Purchase of oil and gas properties	(720,400)
Deposit on equipment	(250,000)
Proceeds from sale of marketable securities		11,248
Proceeds from sale of mineral rights		1,500
Net cash provided (used) by investing activities	(970,400)	12,748

Cash flows from financing activities:
Net proceeds from sale of common stock	1,087,500
Proceeds from borrowings	1,335,522
Net cash provided by financing activities	2,423,022	-

Net increase (decrease) in cash	805,936	(20,980)
Cash, beginning of year	91	21,071

Cash, end of year	$806,027	$91

Non-cash investing activities: Common stock issued for: Oil and gas properties	$175,000
Non-cash financing activities:
Common stock issued for: Conversion of notes payable and accrued interest	$201,534
Financing costs	$16,500

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

1.

Background and Basis of Presentation

Background

Originally incorporated as Daybreak Uranium, Inc. under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to engage in the business of acquiring oil and/or gas drilling prospects, and on October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc., to better reflect the business of the Company.

At present, the Company has no recurring source of revenue and has incurred losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans for the continuation of the Company as a going concern include financing the Company’s growth through the use of either joint venture agreements, sales of its common stock, or borrowings from investors or financial institutions until an oil and gas prospect creates a positive cash flow.  However, there are no assurances as to the overall future success of these plans.  The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

On or about March 1, 2005, the Company began oil and gas exploration activities, and in accordance with SFAS No. 7, “Accounting for Development Stage Entities,” the Company presents itself as an exploration stage company with an inception date of March 1, 2005. Until the Company’s oil and gas property interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

2.

Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.  At February 28, 2006, the Company’s cash deposits exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Reclassifications

Certain reclassifications have been made to conform prior year’s financial information to the current year’s presentation. These reclassifications had no effect on net loss or accumulated deficit as reported.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

2.

Significant Accounting Policies, Continued:

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes will be actually paid or recovered.  A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Restricted Cash

Included in restricted cash at February 28, 2006 was $8,333 which had been deposited into a joint venture account with Oracle Operating, LLC. The funds are to be used in connection with the joint venture agreement.

Stock-Based Compensation

The Company accounts for stock options as prescribed by accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by Statement 123, “Accounting for Stock Based Compensation,” when applicable. Shares of restricted common stock that are issued to employees and consultants for services are recorded as expense based upon management’s estimate of the fair value of the shares at the time of issuance and the value of services rendered.

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anit-dilutive.  Potential shares issuable at February 28, 2006 were:

Shares issuable for:

2/28/06

Convertible debentures and notes payable

2,141,401

Interest payable

         5,668

Total possible share dilution

  2,147,069

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

2.

Significant Accounting Policies, Continued:

Net Loss per Share, Continued:

At February 28, 2006 and 2005, the dilutive effect of converting notes payable and related interest to shares was anti-dilutive, and therefore, only basic loss per share is presented. During the year ended February 28, 2005, the Company had no common stock equivalents outstanding.

Fair Values of Financial Instruments

The amounts of financial instruments including cash, deposits, deferred financing costs, prepaid expenses, accounts payable, convertible debentures, notes payable, and interest payable approximated their fair values as of February 28, 2006 and 2005.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas operations.  Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well finds proved reserves. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense.  Its costs can, however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method.  The Company determines if impairment has occurred through either adverse changes or as a result of its annual review of all its oil and gas properties.

Environmental Matters

The Company owns and has previously owned mineral property interests on public and private lands in various states in western United States, on which it has explored for commercial mineral deposits. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

2.

Significant Accounting Policies, Continued:

Recent Accounting Pronouncements

On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position (FSP) No. 19-1,"Accounting for Suspended Well Costs." This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies that use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. Application of this pronouncement did not have a significant impact on the Company's financial statements.

In December 2004, the FASB issued Statement No. 123(R), which requires employee share-based equity awards to be accounted for under the fair value method.  Proforma disclosure is no longer an option.  Statement No. 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company believes that adoption of this Statement will not have a significant impact on its financial statements.

3.

Oil and Gas Properties

During the year ended February 28, 2006, the Company acquired interests in various properties in Texas and one property in Louisiana. The Pearl Prospect entitles the Company to a 33.3% working interest and a .05% royalty interest in certain oil and gas leases near the Texas Gulf coast. The Tuscaloosa property in Northeastern Louisiana consists of a 40% working interest, subject to a 75% net revenue interest. The Saxet Deep Field property, located in Corpus Christi, Texas, consists of an 18.75% working interest subject to a 14.4375% net revenue interest.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

3.

Oil and Gas Properties, Continued:

At February 28, 2006, the capitalized costs and the locations of the Company’s unproved properties were as follows:

Leasehold

Exploratory

Acquisition

Drilling

Name of Property

Location

Costs

Costs

Total

Saxet Deep Field

Texas

$

50,000

$

50,000

Pearl Prospect

Texas

125,000

125,000

Tuscaloosca

Louisiana

     150,000

$

   570,400

     720,400

Total

$

   325,000

$

   570,400

$

   895,400

Included in exploration and drilling expenses for the year ended February 28, 2006 are $253,500 of dry-hole drilling costs relating to an exploration well drilled on the Company’s Ginny South Prospect located near the Texas Gulf coast.

4.

Convertible Debentures and Notes Payable

During the year ended February 28, 2006, convertible debentures and notes payable were issued to various accredited individual investors.  The convertible debentures and notes have a one year maturity date from the date of issuance, and are convertible into shares of the Company’s restricted common stock at varying conversion prices that were set to equal the fair value of the Company’s restricted common stock at the date of issuance.  At February 28, 2006, convertible debentures and notes payable and interest payable were as follows:

Interest

Conversion

Accrued

Rate

Price

Principal

Interest

Convertible notes

6%

$0.25 per share

$

32,000

$

1,417

Convertible debentures

10%

$0.50 per share

806,700

6,709

Convertible debentures

10%

$0.75 per share

     300,001

         144

$

1,138,701

$

    8,270

5.

Income Taxes

The Company recorded no income tax benefit for the years ended February 28, 2006, or 2005.  At February 28, 2006 and 2005, the Company had gross deferred gross tax assets of approximately $825,000 and $15,000, respectively.  The deferred tax assets were calculated assuming a 40% combined federal and state income tax rate.  The deferred tax assets resulted primarily from regular tax net operating loss carryforwards of approximately $2,063,000 and $38,000 at February 28, 2006 and 2005, respectively.  The deferred tax assets were fully reserved for, as the Company is uncertain whether it is “more likely than not” that the asset will be fully utilized at this stage of the Company’s development.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

5.

Income Taxes, Continued:

The net operating loss carryforwards available to offset future regular taxable income expire as follows:

2024

$

9,000

2025

29,000

2026

2,025,000

The utilization of net operating loss and general business credit carryforwards are substationally limited in the event of an “ownership change” of a corporation.  The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

6.

Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  Of the 10,000,000 shares, the Company has designated 6,000,000 of the shares as “Series A Preferred Stock”, with a $0.001 par value.  At February 28, 2006 and 2005, no shares of preferred stock were issued or outstanding.

Private Placement

On June 7, 2005, the Company commenced an unregistered offering of its common stock under the securities exemption Regulation D Rule 506.  The Company sold 4,400,000 common shares at $0.25 per share for net proceeds of $1,087,500 to forty-three accredited investors.

Management Fees

During the year ended February 28, 2006, the Company paid $675,000 in management fees by issuing 2,600,000 shares of the Company’s restricted common stock; 1,000,000 shares were issued to directors and 1,600,000 were issued to executive officers.  The shares were valued between $0.25 and $0.50 per share, based on management’s estimate of the fair value of the restricted shares issued at the date they were issued.

Director Fees

During the year ended February 28, 2006, the Company issued a total of 183,000 common shares in payment of director fees to seven directors for their services.  Director compensation expense of $56,250 was recorded based on management’s estimate of the fair value of the restricted shares issued at the date they were issued.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

6.

Stockholders’ Equity, Continued:

Common Stock Issued for Investor Relations Fees

During the fiscal year ended February 28, 2006, the Company issued 2,480,000 shares of its restricted common stock for investor relations services to various individuals and entities.  Investor relations expense of $620,000 was recorded based on management’s estimate of the fair value of the restricted shares issued at the time of issue.  Included in this amount was 1,500,000 shares issued to Eric Moe, the Company’s Chief Executive Officer as of March 1, 2006.

Common Stock Issued for Services and Other

During the fiscal year ended February 28, 2006, the Company issued 23,667 shares of its restricted common stock for legal and website design services and other immaterial adjustments to the Company’s authorized and outstanding shares. The shares were valued at $4,000, based on management’s estimate of the fair value of the restricted shares issued and the services rendered.

Common Stock Issued for Financing Costs

During the fiscal year ended February 28, 2006, the Company issued 66,000 shares of its restricted common stock in connection with obtaining certain debt financing.  The shares were valued at $16,500, based on management’s estimate of the fair value of the restricted shares issued at the time of issue. Included in this amount were 30,000 shares issued to a director.

Common Stock Issued for Convertible Notes and Interest Payable

During the fiscal year ended February 28, 2006, the Company issued 806,135 shares of its restricted common stock upon the conversion of $201,534 of notes and interest payable.  Included in shares issued are 427,747 shares, converting $106,937 of notes and interest payable, held by three Directors of the Company; and 97,071 shares, converting $24,268 of notes and interest payable, held by an executive officer of the Company.

Common Stock Issued for Oil and Gas Property Interests

During the fiscal year ended February 28, 2006, the Company issued 700,000 shares of its restricted common stock to purchase oil and gas properties.  The shares were valued at $175,000, based on management’s estimate of the fair value of the restricted shares issued at the time of issue.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

7.

Related Party Transactions

In addition to the related party transactions described in Note 6, the Company is provided office space without charge from a major shareholder and a director.  The fair value of the office space is not material to the financial statements and accordingly, has not been recorded.

During the year ended February 28, 2006, loans of $126,821 were made to the Company by certain officers and directors to provide the Company with sufficient funds to pay ongoing operating expenses. The loans accrued interest of 6% per annum, were due in full one year from the date of issuance, and were converted into common shares of the Company at $0.25 per share (See Note 6).

In addition, during the year ended February 28, 2006, the Company issued a $200,000 convertible debenture to a major shareholder (See Note 4). At February 28, 2006, the convertible debenture and $1,753 of accrued interest were outstanding.

8.

Subsequent Events

On March 3, 2006, the Company offered 3,334,000 Investment Units (“Units”) for sale for $1.50 per Unit, through a placement agent, Bathgate Capital Partners.   An additional 20% of Units were available in the event of an over-subscription.  Each Unit was comprised of two shares of common stock and one redeemable common stock purchase warrant.  Each warrant is exercisable at $2.00 for a period of five years.  As of May 19, 2006, the Company had sold 4,013,602 Units, for net proceeds of $5,230,000.

In addition, in March of 2006, the Company expended $840,000 in connection with acquiring 50% of the mineral rights of a property located near its Tuscaloosa Sands project.  The Company also expended approximately $365,000 of well development costs on its existing Tuscaloosa project.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended February 28, 2003 and February 29, 2004, the Board of Directors of the Company engaged the firm of DeCoria, Maichel & Teague PS (DMT) as its independent registered public accounting firm to perform annual audits. In those reports there were no adverse opinions or disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, with the exception of a statement regarding the uncertainty of our Company’s ability to continue as a going concern.

Because of a pending merger with a company located in California, the firm of DMT resigned on January 7, 2005 as our independent accountant. On January 12, 2005 we engaged the firm of Kabani & Company, located in California, as our independent auditors to provide the requisite audit services for the Company.

On April 20, 2005, the Board of Directors dismissed the firm of Kabani & Company as our independent auditors. Since the pending merger with the California company did not occur, the Board of Directors felt that it was important to have a local independent auditor to perform the annual audits. The firm of Kabani & Company did not report on any financial statements for the Company. While they were engaged by us, they did review our Quarterly Report on Form 10-QSB for the period ending November 30, 2004

On May 24, 2005, we reported that we had again engaged the firm of DeCoria, Maichel & Teague PS (DMT) to act as our independent auditor and perform the requisite audit services.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2006, an evaluation was conducted by the Company's Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"),  which disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls needed improvement and were not adequately effective as of February 28, 2006, to ensure timely reporting with the Securities and Exchange Commission.

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

(b)

Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the preparation of the Company’s financial statements, as of February 28, 2006, the Company concluded that the current system of disclosure controls and procedures are still not effective because the internal control weakness identified above has not been fully corrected.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Additionally, controls failed to ensure that common stock transactions were disclosed in a timely manner on Form 8-K, Current Reports. We commenced a second Regulation D Rule 506 common stock offering on March 10, 2006. The Securities and Exchange Commission’s rules and regulations require that we report certain issuances of unregistered equity securities on a Current Report Form 8-K.  Our Regulation D offering was an unregistered offering of equity securities. In our filings on April 5, 2006 and again May 26, 2006, of Form 8-K that reported the sales of our equity securities, we were late by one day in meeting the timely filing requirements for 8-K reporting. In both instances, this was because of our internal control procedures for review and approvals of 8-K filings were not properly executed.

While performing audit procedures on one of our restricted cash accounts the Auditor’s received a confirmation from the bank that a specific cash account contained less than what was recorded on the financial statements. After investigation it was found that our President had written a check for $50,000 and had not informed the Company’s Treasurer. The disbursement related to our working interest in an oil and gas project.

As a result our evaluations, the Company initiated the changes in internal control described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

•

We have revised our operation checklist relating to management’s issuance of common stock and the timely disclosure of unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.

•

We have implemented the Auditor’s recommendations to properly identify and record all cash disbursement transactions. This will include a periodic reconciliation of all restricted cash accounts that we have ownership in.

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

ITEM 8B.  OTHER INFORMATION

The Board of Directors appointed a seventh director to the board on January 13, 2006. The individual appointed was Terrence Dunne, an existing shareholder and 10% control person. Mr. Dunne is a business consultant primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970. He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984. Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations. Mr. Dunne is currently the President and serves on the board of directors of Hanover Gold Company, Inc.

PART  III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

Name                                     Age        Position(s) w/the Company            Director Since

Dale B. Lavigne

75

Director/Chairman

March 1965

Robert N. Martin

51

Director/President

December 2004

Jeffrey R. Dworkin

48

Director/Secretary

December 2004

Terrence J. Dunne

57

Director/Chief Financial Officer

January 2006

Thomas C. Kilbourne

54

Director/Treasurer/Controller

January 2001

Michael Curtis

52

Director

December 2004

Ronald D. Lavigne

51

Director

July 1999

EXECUTIVE  OFFICERS

Eric L. Moe

42

Chief Executive Officer

March 2006

Bennett W. Anderson

45

Chief Operating Officer

March 2006

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

Eric L. Moe,  has over 21 years experience in the finance field. His activities have included being a registered representative with several NASD member securities firms; and a Senior Partner, Vice President and branch manager of a registered broker dealer. Since 1998, Mr. Moe has been consulting to both private and public companies specializing in mergers and acquisitions and is currently providing investor relationship services to several public companies. During his career Mr. Moe has consulted in taking over 20 private companies public and assisted in successfully raising over $100,000,000 in equity and debt financing. Mr. Moe attended Eastern Washington University.

Dale B. Lavigne, is Chairman of the Board and a Director of the Company.  Mr. Lavigne has been a director of the Company since 1965 and served as the Company’s President from 1989 until December 2004.  Mr. Lavigne graduated from the University of Montana with a B. S. Degree in Pharmacy. For the past 47 years, Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of drug stores in North Idaho.  Mr. Lavigne is also a Director and Officer of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; former President of the Silver Valley Economic Development Corporation and a current member of the Governor's Task Force on Rural Idaho. Mr. Lavigne is the father of Ronald B. Lavigne and the father-in-law of Thomas C. Kilbourne.

Bennett W. Anderson, serves as Chief Operating Officer. Mr. Anderson most recently served as a Senior Vice President with Novell from 1998-2002. His duties included product direction, strategy and market direction, and training and support for the field sales staff. He led 25 product managers in supporting products and suites with revenues of $60,000,000 and an annual growth rate of 80%. He also managed 300 engineers to develop more than 20 core technologies. From 1978 to 1982 Mr. Anderson worked as a rig hand and was involved in drilling over a dozen wells in North Dakota. He holds a B.S. degree from Brigham Young University in Computer Science and graduated with University Honors of Distinction.

Michael Curtis, is a Director of the Company.  Since January 1998 Mr. Curtis has been the president of Cardwell Capital Corporation, a private investment and trading company that invests in private and public corporations in the North American Markets.

Terrence J. Dunne, serves as Chief Financial Officer and a Director of the Company. For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

Mr. Dunne has the following present and past experience with “blind pool” or “shell” type companies:

(1) New Hilarity Mining Company which became Orbit E-Commerce after the reverse merger was completed on September 5, 2000.  Prior to the reverse merger with Orbit Canada (the private company), Mr. Dunne was a principal shareholder of New Hilarity.  He purchased stock in New Hilarity for $.025 per share.  After the reverse merger and the reverse split of the common stock, Mr. Dunne owned 249,000 shares.  Mr. Dunne sold all of his shares from October, 2000 to April of 2003.  The current market price of the stock is approximately $.08.  Mr. Dunne received no other compensation, directly or indirectly, from the company.

(2) Mr. Dunne was a principal shareholder of Gold Bond Resources, Inc. from March of 2000 until the reverse merger was completed in January of 2003.  Mr. Dunne originally owned approximately 1,880,000 shares of common stock for which he paid $.005 per share for 1,795,585 shares and $.10 per share for another 35,000 shares in October of 2001.  The balance of the shares were purchased in the market at an average price of about $.21.  Since December 5, 2002, Mr. Dunne has sold all of his shares at prices ranging from $.21 to about $.32.  Currently, the stock is trading at about $1.85 per share after a one for ten reverse stock split.

(3) Mr. Dunne was a principal shareholder of Royal Pacific Resources, Inc. (formerly Painted Desert Uranium and Oil Company).  Mr. Dunne purchased 2,030,000 (after a reverse stock split of one for six, Mr. Dunne now has 338,334 shares) shares at $.005 per share in January of 2002.  This company (Now known as Great American Family Parks) is currently listed on the pink sheets at approximately $.30.

(4) Mr. Dunne was a principal shareholder in Quad Metals Corporation. Mr. Dunne purchased 18,000,000 shares of common stock at $.001 per share in October, 2001.  After a reverse stock split in November 2002 of 1 for 50, Mr. Dunne had owned 233,000 shares of stock.  On October 1, 2003, Quad Metals closed a share exchange transaction with DataJungle Ltd. DataJungle is a software company that develops and markets web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps. The former shareholders of Quad Metals retained approximately 13% of the company after the share exchange. Mr. Dunne received no compensation in connection with the DataJungle transaction, but has sold all of his shares. DataJungle currently trades in the $.30 - $.35 range.

(5) Mr. Dunne is an officer, director and a principal shareholder of Daybreak Oil & Gas, Inc. having purchased 3,200,000 shares of common stock in December of 2001 for $.005 per share.  Mr. Dunne purchased an additional 150,000 shares of Daybreak stock at $.02 per share in July, 2003.  In November, 2004, Mr. Dunne sold 50,000 shares of Daybreak at $.12 per share.  In January, 2005, Mr. Dunne sold an additional 40,000 shares of Daybreak stock at $.13 per share. During 2005, Mr. Dunne received approximately 527,000 shares for services and debt conversion and he currently owns 3,804,000 shares. Daybreak currently trades for around $2.50 per share.

(6) Mr. Dunne purchased 931,628 shares of Aberdeen Idaho Mining Company from January of 2002 until April, 2002.  His average price per share is just under $.03 per share.  Prior to an acquisition in May 2004, the company had 9,866,500 shares issued and outstanding.  After an acquisition, additional issuances of shares, and a one for one hundred reverse stock split, the stock trades for around $.04 per share.

(7) Mr. Dunne received 400,000 shares of Missouri River Gold and Gem Corp. for services in 2000.  He purchased an additional 100,000 shares of stock in 2001 at $.05 per share.  In March 2004, Missouri River Gold and Gem Corp. merged with a company named Extremetrix, Inc. This stock trades currently around $.40 per share.

(8) In November and December, 2003, Mr. Dunne purchased a total of 2,400,000 shares of Silver Butte Mining Company at $.01 per share.  In September of 2005, Mr. Dunne purchased an additional 100,000 shares at $.06 per share. The stock currently trades for around $.35 per share, and there are 17,277,080 shares outstanding.

(9) Mr. Dunne was a consultant and founding shareholder in Nova Oil, Inc. Mr. Dunne originally purchased 500,000 shares at $.0025 per share in 2000. He purchased an additional 160,000 shares in 2003 at $.05 per share, and received 110,000 shares of stock valued at $.10 per share for services in 2005. He sold 59,000 shares in 2004 at $.03 per share in 2004. After the acquisition of Bio-Diesel American on March 30, 2006, and the subsequent forward split of three for two, and the recent sale of 12,500 shares. Mr. Dunne has 1,054,000 shares of stock. The stock is currently trading for approximately $3.70 per share.

(10) In 2003, Mr. Dunne purchased 720,000 shares of Bonanza Gold, Inc. for $.03 per share. In February 2006, he received 50,000 for services on the board of directors. Also in February, the company acquired Left Behind Games, Inc. and there was a reverse stock split of one for four. Currently Mr. Dunne owns 192,500 shares of stock and the stock trades for $3.30 per share.

Jeffrey R. Dworkin, is a Director and Corporate Secretary of the Company.  Mr. Dworkin graduated from Queens University with a Bachelor of Arts Degree and the London School of Economics and Politics with a Bachelor of Laws degree.  Since 2000, Mr. Dworkin has been employed by LongBow Energy Corp., a junior oil and gas company listed on the TSX Venture Exchange, and assisted in the raising of approximately Cdn$3 MM.  Mr. Dworkin declared personal bankruptcy under Canadian law on September 3, 2003 and was discharged on June 3, 2004.

Thomas C. Kilbourne, is the Treasurer and a Director of the Company and is formerly its Chief Financial Officer.  Mr. Kilbourne has been an officer and director of the Company since January 2001. He graduated from the University of Montana with a BS Degree in Business Administration and Finance.  Mr. Kilbourne has been the Chief Financial Officer and a Director of the Osburn Drug Company since 1999. Prior to that time, he had been the General Manager of Tabor’s/Modern Drug in Wallace, Idaho since 1980. Mr. Kilbourne is also a director and officer of various other public non-reporting inactive mineral exploration companies Mr. Kilbourne is the son-in-law of Dale Lavigne and the brother-in-law of Ronald Lavigne.

Ronald D. Lavigne, is a Director of the Company.  Mr. Lavigne has served as a Director of the Company since July of 1999.  Mr. Lavigne graduated from the University of Montana with a BS Degree in Pharmacy.  Mr. Lavigne is the President and a Director of the Osburn Drug Company.  Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies, and is the son of Dale Lavigne and the brother-in-law of Thomas Kilbourne.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Compensation

Directors of the Company are compensated for their services at a rate of $750 per month. These fees are paid quarterly. Individual directors may receive their compensation in either cash or restricted common stock. If the compensation is in stock, the conversion rate is the three month average of the closing price for the quarter that the services were performed. However, if there is a private placement underway during the quarter, then the conversion value of the restricted stock will be the equivalent of the private placement value of the stock

Committees of the Board of Directors

Audit Committee

The Audit Committee is responsible for monitoring the integrity of the Company’s financial reporting standards and practices and its financial statements, overseeing the Company’s compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company’s independent auditors.

The members of the Audit Committee are Dale Lavigne, Terrence Dunne and Ronald Lavigne. None of these Audit Committee members is independent as defined in the listing standards of the American Stock Exchange and the rules of the Securities and Exchange Commission. The Board has determined that Terrence Dunne does qualify as an “audit committee financial expert” on the Audit Committee, as that term is defined in the rules of the Securities and Exchange Commission.

In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an independent audit committee financial expert would be a valuable addition to our Board of

Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

Compensation Committee

The members of the Compensation Committee are Dale Lavigne, Terrence Dunne and Michael Curtis.

Nominating Committee

The entire Board of Directors serves as the nominating committee.

None of the foregoing Directors or Executive Officers has, during the past five years:

(a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. Mr. Jeffrey Dworkin declared personal bankruptcy under Canadian law on September 3, 2003 and was discharged on June 3, 2004

(b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(d) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended February 28, 2006 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Dale Lavigne (2 Reports, 2 Transactions), Ronald Lavigne (2 Reports, 2 Transactions), Michael Curtis (2 Reports, 1 Transaction) and Thomas Kilbourne (2 Reports, 2 Transactions)

Code of Ethics. The Company has adopted a Code of Ethics that applies to the Company's executive officers and directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Daybreak Oil and Gas, Inc. 601 W. Main Ave., Suite 1017; Spokane, WA 99201. Our code of ethics can also be viewed on our Company website.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The Securities and Exchange Commission requires the following table setting forth for fiscal years ended February 28, 2006, 2005, and 2004:

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Options/ Awards	Securities Underlying LTIP SARs	All Other Payouts	All Other Compensation
Robert Martin, President (1) (2)	2006	$315,050(3)	N/A	N/A	None	None	None	None
	2005	None	N/A	N/A	None	None	None	None
	2004	None	N/A	N/A	None	None	None	None
Thomas Kilbourne, Treasurer(1)	2006	$100,000(4)	N/A	N/A	None	None	None	None
	2005	None	N/A	N/A	None	None	None	None
	2004	None	N/A	N/A	None	None	None	None
Terrence Dunne, Director(5)	2006	$100,000(4)	N/A	N/A	None	None	None	None
	2005	None	N/A	N/A	None	None	None	None
	2004	None	N/A	N/A	None	None	None	None

_______________________

(1) In addition to the compensation described above, this individual also received Directors fees of $9,000 during the fiscal year ended February 28, 2006.  The $9,000 was paid in restricted common stock.

(2) Payments for Mr. Martin’s services are paid directly to 413294 Alberta Ltd., a Canadian Company.

(3) Included in this amount is $275,000 paid in restricted common stock.

(4) This amount was paid in restricted common stock

(5) In addition to the compensation described above, this individual also received Directors fees of $2,250 during the fiscal year ended February 28, 2006.  The $2,250 was paid in restricted common stock.

Employment Contracts

As of March 1, 2006 we have employment contracts with three individuals. These employees are: Eric Moe, Chief Executive Officer; Bennett Anderson, Chief Operating Officer; and Thomas Kilbourne, Controller. We also have a contract with a private consulting firm, 413294 Alberta, Ltd., that supplies the services of our company President, Robert Martin. These employment and consulting contracts are annual contracts that coincide with our fiscal year. All other services are currently contracted for with independent contractors. The Company has not obtained key man life insurance on any of its officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security Ownership of Certain Beneficial Owners

As of the close of business on May 26, 2006, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Oil and Gas, Inc.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence J. Dunne	3,803,804	9.93
	601 W. Main Ave
	Suite 1017
	Spokane, WA 99201
Common Stock	Keith A. Hooper(2)	3,176,077	8.39
	1529 W. Adams St.
	Chicago, IL 60607
Common Stock	Robert O' Brien(3)	2,878,953	7.49
	1511 S. Riegel CT.
	Spokane, WA 99212

_________________________

(1)Percent of class is based upon 38,305,427 shares of common stock outstanding on May 26, 2006.

(2) Includes 2,936,077 shares held directly by Mr. Hooper; 240,000 shares held indirectly by Hooper Group a Company controlled by Mr. Hooper; and 40,000 shares that Hooper Group beneficially owns that underlie a convertible note payable.

(3) Included in this amount are 135,447 shares that Mr. O’Brien beneficially owns that underlie a convertible note payable.

The following table sets forth, as of May 26, 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Chief Operating Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 38,305,427 shares of common stock outstanding as of May 26, 2006.

Title of Class	Name of Beneficial Owner	Title or Position	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Robert N. Martin	President & Director	1,380,000	3.60%
Common Stock	Dale B. Lavigne	Chairman & Director	1,027,555	2.68%
Common Stock	Eric L. Moe	CEO	782,000	2.04%
Common Stock	Bennett W. Anderson	COO	300,000	0.78%
Common Stock	Terrence J. Dunne	CFO & Director	3,803,804	9.93%
Common Stock	Jeffrey R. Dworkin	Secretary & Director	30,000	0.08%
Common Stock	Thomas C. Kilbourne	Treasurer & Director	930,072	2.43%
Common Stock	Ronald D. Lavigne	Director	688,814	1.80%
Common Stock	Michael Curtis	Director	30,000	0.08%
Total			8,972,245	23.42%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal years ended February 28, 2005 and February 28, 2004 there were no related party transactions.

During the fiscal year ended February 28, 2006, we had the following related party transactions:

From March 19, 2005 until August 31, 2005, five shareholders of whom three were directors and the other two were 10% control persons made 26 loans to us for a total value of $158,821 in the form of convertible notes. These notes had the following features: one year term, six percent interest rate and the notes were convertible after six months to restricted common stock at the note holder’s option. The conversion rate was set at $0.25 per share because a private placement offering was being planned at the same time for the same price. Both the principal and the accrued interest could be converted to restricted common stock. The three directors and one 10% control person have converted these notes to restricted common stock. A total of $126,821 has been converted to a total of 524,817 shares of stock. This stock conversion includes $4,384 in interest.

On April 27, 2005, we issued 500,000 shares of restricted common stock worth $125,000. The shares were issued to Eric Moe (appointed CEO in March 2006) for IR work. These shares were valued at $0.25 per share and were expensed throughout the fiscal year as monthly IR costs.

On October 5, 2005, we issued 1,000,000 shares of restricted common stock worth $250,000. The shares were issued to Eric Moe (appointed CEO in March 2006) for IR work. These shares were valued at $0.25 per share and were expensed throughout the fiscal year as monthly IR costs.

On November 30, 2005, we issued 18,000 shares of restricted common stock worth $4,500 to each of the six members of the Board of Directors for work that had been done beyond their regular director duties. These shares were valued at $0.25 per share and were expensed in October as part of director’s fees.

On November 30, 2005, we issued 9,000 shares of restricted common stock worth $2,250 to each of the six members of the Board of Directors. These shares were valued at $0.25 per share and were expensed in the third quarter of the fiscal year as part of director’s fees.

On November 30, 2005, we issued 400,000 shares of restricted common stock worth $100,000. The shares were issued to Terrence Dunne (appointed CFO in April 2006) a shareholder and 10% control person for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On December 19, 2005, we issued 30,000 shares of restricted common stock worth $7,500. The shares were issued to Terrence Dunne for his personal guarantee on the Genesis Financial warehousing line of credit. These shares were valued at $0.25 per share and were expensed in December as part of our loan costs.

On January 17, 2006, we issued 300,000 shares of restricted common stock worth $75,000. The shares were issued to Dale Lavigne, a director and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On January 17, 2006, we issued 300,000 shares of restricted common stock worth $75,000. The shares were issued to Ronald Lavigne, a director and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On January 17, 2006, we issued 400,000 shares of restricted common stock worth $100,000. The shares were issued to Thomas Kilbourne, a director, Treasurer and shareholder for management services. These shares were valued at $0.25 per share and were expensed throughout the last two quarters of the fiscal year as part of our management fees.

On February 10, 2006, we issued 100,000 shares of restricted common stock worth $50,000. The shares were issued to Bennett Anderson for management fees. These shares were valued at $0.50 per share and were expensed in February as part of our management fees. Mr. Anderson serves as our Chief Operating Officer effective March 1, 2006.

On February 28, 2006, we issued 3,000 shares of restricted common stock worth $2,250 to each of the seven members of the Board of Directors. These shares were valued at $0.75 per share and were expensed in the fourth quarter of the fiscal year as part of director’s fees.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187,500. The shares were issued 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, who was acting as our Company President. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as monthly management fee costs.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187,500. The shares were issued Eric Moe for management services. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as part of our monthly management fee costs.

On May 26, 2006, we issued 100,000 shares of restricted common stock worth $75,000. The shares were issued to Thomas Kilbourne, a director and Treasurer, for management services. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as part of our monthly management fee costs.

ITEM 13.  EXHIBITS

The following Exhibits are filed as part of the report:

10.1

Development Agreement with Oracle Operating Co. LLC for Saxet Deep Field

10.2

Amendment No. 1 to Prospect Review Agreement East Slope Project

10.3

Amendment No. 2 to Prospect Review Agreement East Slope Project

10.4

Amendment No. 3 to Prospect Review Agreement East Slope Project

10.5

Development Agreement with CMJV for Tuscaloosa Sands Project

10.6

Prospect Review Agreement North Shuteston Project

10.7

Terms of Trade Agreement for Krotz Springs

Section 1350 Certifications

31.1

Certification of Eric L. Moe

31.2

Certification of Terrence J. Dunne

Section 1350 Certifications

32.1

Certification of Eric L. Moe

32.2

Certification of Terrence J. Dunne

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by DeCoria, Maichel & Teague for the audit of our annual financial statements for the fiscal years ended February 28, 2006 and 2005 and fees billed for other services rendered by them during those periods.

	2006	2005
Audit Fees	$29,605	$11,350
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$29,605	$11,350

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Our third quarter 10-QSB financial report was reviewed by Kabani and Company for which we paid $5,000. For further information about this transaction, see the discussion in Item 8. Changes in Accountants.

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Other Fees

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee Charter requires the prior approval of all audit and non-audit services provided by our independent auditors. All of the services for which fees are listed above were pre-approved by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:

/s/ Eric L. Moe

Eric L. Moe, its

Chief Executive Officer

Date:  June 13, 2006

By:

/s/ Terrence J. Dunne

Terrence J. Dunne, its

Principal Financial Officer

Date:  June 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert N. Martin

By:

/s/ Dale B. Lavigne

Robert N. Martin

Dale B. Lavigne

Director/President

Director

Date:  June 13, 2006

Date:  June 13, 2006

By:

/s/ Thomas C. Kilbourne

By:

/s/ Jeffrey R. Dworkin

Thomas C. Kilbourne

Jeffrey R. Dworkin

Director/Treasurer

Director/Secretary

Date:  June 13, 2006

Date:  June 13, 2006

By:

/s/ Ronald D. Lavigne

By:

/s/ Michael Curtis

Ronald D. Lavigne

Michael Curtis

Director

Director

Date:  June 13, 2006

Date:  June 13, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1	Development Agreement with Oracle Operating Co. LLC for Saxet Deep Field
10.2	Amendment No. 1 to Prospect Review Agreement East Slope Project
10.3	Amendment No. 2 to Prospect Review Agreement East Slope Project
10.4	Amendment No. 3 to Prospect Review Agreement East Slope Project
10.5	Development Agreement with CMJV for Tuscaloosa Sands Project
10.6	Prospect Review Agreement North Shuteston Project
10.7	Terms of Trade Agreement for Krotz Springs
31.0	Rule 13(a)-14(a)/15(d)-14(a) Certifications
31.1	Certification of Eric L. Moe
31.2	Certification of Terrence J. Dunne
32.0	Section 1350 Certifications
32.1	Certification of Eric L. Moe
32.2	Certification of Terrence J. Dunne