Form 10QSB
period 2006-05-31
DAYBREAK OIL & GAS INC
filed 2006-07-17
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

DAYBREAK OIL AND GAS, INC.

(An Exploration Stage Company)

(Exact name of small business issuer as specified in its charter)

Washington	000-50107	91-0626366
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

601 W. Main Ave., Suite 1017 Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 232-7674

(Registrant's telephone number, including area code)

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

As of July 5, 2006, there were 38,455,427 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

    PAGE

ITEM 1.

Balance Sheet at May 31, 2006

3

Statements of Operations for the Three Month

Periods Ended May 31, 2006 and 2005 and for the period from inception (March

1, 2005) through May 31, 2006

4

Statements of Cash Flows for the Three Month Periods

Ended May 31, 2006 and 2005 and for the period from inception (March

1, 2005) through May 31, 2006

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Plan of Operation

8

ITEM 3.

Controls and Procedures

14

PART II

ITEM 1.

Legal Proceedings

16

ITEM 2.

Changes in Securities

16

ITEM 3.

Defaults Upon Senior Securities

17

ITEM 4.

Submission of Matters to a Vote of Security Holders

17

ITEM 5.

Other Information

17

ITEM 6.

Exhibits

17

Signatures

18

PART I

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company) Date of Inception March 1, 2005)

Balance Sheet at May 31, 2006 (Unaudited)

_____________________________________________________________________________________

ASSETS

May 31,
2006
Current assets:
Cash	$253,483
Restricted cash	4,500,000
Prepaid expenses	422,485
Deferred financing cost	11,500
Total current assets	5,187,468

Oil and gas properties, successful efforts method	2,507,310
Total assets	$7,694,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,936
Payroll related liabilities	16,976
Convertible debentures and notes payable	1,163,701
Interest payable	34,970
Total current liabilities	1,263,583

Other liabilities:
Financing lease obligation	200,000
Asset retirement obligation	7,519
Total liabilities	1,471,102

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued and outstanding
Common stock; $0.001 par value; 200,000,000 shares authorized; 38,455,427 shares issued and outstanding	38,456
Additional paid-in capital	9,468,280
Accumulated deficit prior to March 1, 2005	(736,035)
Accumulated deficit during the exploration stage	(2,547,025)
Total stockholders’ equity	6,223,676
Total liabilities and stockholders’ equity	$7,694,778

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statements of Operations for the Three Month Periods Ended

May 31, 2006 and 2005 and for the Period from March 1, 2005 through May 31, 2006 (Unaudited)

_____________________________________________________________________________________

			From Date of Inception (March 1, 2005) Through
	2006	2005	May 31, 2006
Operating expenses:
Legal and accounting expense	$43,354	$25,821	$132,427
Management fees	196,500	74,800	987,800
Investor relations fees	40,125	69,335	727,700
Exploration and drilling			327,469
General and administrative expenses	215,065	9,427	315,809
Total operating expenses	495,044	179,383	2,491,205

Other income (expense):
Interest income			362
Interest expense	(26,699)		(56,182)
Total other income (expense)	(26,699)		(55,820)

Net loss	$521,743	$179,383	$2,547,025

Net loss per common share	$0.02	$0.01	$0.10

Weighted average number of shares outstanding-basic	30,684,522	18,969,528	24,315,026

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statements of Cash Flows for the Three Month Periods Ended

May 31, 2006 and 2005 and for the Period from March 1, 2005 through May 31, 2006 (Unaudited)

_____________________________________________________________________________________

			From Date of Inception (March 1, 2005) Through
	2006	2005	May 31, 2006
Cash flows from operating activities:
Net loss	$(521,743)	$(179,383)	$(2,547,025)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of management and consulting fees prepaid with common stock	140,625	121,875	1,491,875
Common stock issued for services and other management fees	42,000		46,000
Change in operating assets and liabilities:
Restricted cash	(4,491,667)		(4,500,000)
Prepaid expenses	(360)	(191)	(169)
Accounts payable and payroll related liabilities	44,536	16,393	56,541
Interest payable	26,700	660	56,183
Net cash flows used by operating activities	(4,759,909)	(40,646)	(5,396,595)

Cash flows from investing activities:
Return of deposit on equipment	250,000
Purchase of oil and gas properties	(1,454,391)		(2,174,791)
Cash paid for deposits		(31,600)
Net cash flows used by investing activities	(1,204,391)	(31,600)	(2,174,791)

Cash flows from financing activities:
Financing lease obligation	200,000		200,000
Deferred financing costs	(11,500)		(21,500)
Proceeds from borrowings	25,000	75,820	1,112,500
Net proceeds from sale of common stock	5,198,256		6,533,778
Net cash flows from financing activities	5,411,756	75,820	7,824,778

Net increase (decrease) in cash	(552,544)	3,574	253,392
Cash at beginning of period	806,027	91	91
Cash at end of period	$253,483	$3,665	$253,483

Non-cash investing and financing activities:
Common stock issued for oil and gas properties	$150,000		$325,000

Common stock issued for:
Prepaid management and consulting fees	$562,500	$487,500	$1,050,000
Conversion of notes payable and accrued interest			$201,534
Financing Costs			$16,500

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation

The financial statements of Daybreak Oil and Gas, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Daybreak Oil and Gas, Inc. believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2006, included in the registrant’s filing of Form 10-KSB.

The Company has no recurring source of revenue and has incurred operating losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s February 28, 2006 financial statements.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  Management is anticipating that the company will start to receive revenue from their oil and gas projects in the third quarter of the current fiscal year.  However, it may still be necessary to continue to finance some of the Company’s growth through sales of its common stock, and borrowings from investors.  However, there can be no assurances as to the overall success of these plans.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 28, 2007.

2.

Reclassifications

Certain reclassifications have been made to conform to prior period data to the current presentation. These reclassifications had no effect on reported earnings.

3.

Restricted Cash

At May 31, 2006 restricted cash was $4,500,000 which had been designated for the acquisition of additional mineral rights in Louisiana. The Company has been unsuccessful in acquiring those mineral rights and subsequently the funds have been returned to the Company and they are available to pay for lease acquisitions, exploration and drilling expenses and operating costs.

4.

Adoption of New Accounting Principle

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. SFAS 123(R) supersedes previous accounting guidance under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006. There was no impact on the financial statements as of and for the three months ended May 31, 2006 as a result of the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

5.

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anit-dilutive. Potential shares issuable at May 31, 2006 were:

Convertible debentures and notes payable

2,174,734

Interest payable

     72,425

Common stock warrants

5,217,683

Total possible share dilution

7,464,842

6.

Management and Investor Relations Fees

Management Fees Paid in Restricted Common Stock:  During the quarter ended May 31, 2006, the Board of Directors resolved to partially compensate three individuals for management services with restricted common stock.  The stock compensation covers the twelve month period from March 1, 2006 through February 28, 2007.  Robert Martin, President, and Eric Moe, Chief Executive Officer, are compensated $15,625 per month or $187,500 for twelve months (a total of 250,000 shares each, valued at $0.75 per share). Thomas Kilbourne, Treasurer, is compensated $6,250 per month or $75,000 for twelve months (a total of 100,000 shares valued at $0.75 per share).  The remaining value of the shares will be amortized and was included in prepaid expenses at May 31, 2006.

Management Fees Paid in Cash: Certain officers of the Company were paid salaries totaling $48,000 in cash during the first quarter ended May 31, 2006.

Investor Relations Fees. For the quarter ended May 31, 2006, the Board of Directors resolved to partially compensate AnMac Enterprises for Investor Relations services with restricted common stock.  The stock compensation covers the twelve month period from March 1, 2006 through February 28, 2007.  Anmac Enterprises was paid $9,375 per month or $150,000 for twelve months (a total of 150,000 shares valued at $0.75 per share).

7.

Unit Offering

The Company completed a private placement sale of 4,013,602 Units on May 19, 2006.  The Company received gross proceeds of $6,020,404 (net proceeds of $5,198,256) from the sale of the Units.  The offering price of the Unit was $1.50. Each Unit consisted of two shares of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $2.00 per share.  There was also a cashless warrant provision in the offering.

8.

Sale and Lease-Back of Oil Pipeline

During the quarter ended May 31, 2006, the Company sold and leased back its 40% interest in a gas pipeline in Louisiana to a shareholder of the Company for $200,000.  Under the terms of the agreement, the Company will lease the oil pipeline for $5,000 per quarter for a term of 30 months, and has a right to repurchase the pipeline for $220,000 between the 6th and 30th month of the lease.  The Company is also required to pay the shareholder a 1% carried working interest on the production of F1 Well for the life of the well.   The Company has accounted for this agreement as a financing transaction whereby the gas pipeline is still carried as an asset of the Company and the $200,000 the Company received is a financing lease obligation.

9.

Subsequent Events:

The Company’s “F-1” well in the Tuscaloosa Project, in Louisiana, was completed and connected to a pipeline.  Oil and gas production from this well commenced on June 17, 2006.  The Company expects to start receiving cash flow from this well sometime in the third quarter of the current fiscal year.

On  February 24, 2006 the Company borrowed $100,000 from Genesis Financial Inc. The term of the loan agreement was for one year at a 10% interest rate. The loan could be converted to restricted common stock after 61 days from the date of issuance at Genesis’ option. The conversion rate is $0.75 per share. On June 6, 2006, this loan was converted to 137,023 shares of restricted common stock to satisfy the debt and accrued interest.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished.

In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon, among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us.

As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal and state environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB for the year ended February 28, 2006, under the caption “Risk Factors”. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statement.

PLAN OF OPERATION

Overview

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955, as Daybreak Uranium, Inc. The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc. We engaged in small scale open pit uranium mining operations in the mid to late 1950s in Spokane County, Washington. By the late 1950s, the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In the 1960s, we acquired various mineral rights in the Coeur d’Alene Mining District of North Idaho. In May 1964, we changed our name to Daybreak Mines, Inc., to better reflect the diversity of our mineral holdings. The trading symbol for the Company became DBRM. Our subsequent efforts in the acquisition, exploration and development of potentially viable commercial properties were unsuccessful. By February 1967, we had ceased active operations. After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions.

In 2001, due to depressed prices for precious metals, lack of a financable mineral exploration property and the general consensus that we would not be able to finance any mineral properties we might acquire, the Board of Directors of the Company decided not to pursue any further business operations in the hard rock mining sector. In November 2004, we sold our mineral rights in approximately 340 acres in Shoshone County, Idaho.

In February 2005, we undertook a new business direction for the Company as an oil and gas exploration and development company. We have become an early stage exploration and development company currently developing prospects in Louisiana, Texas, California and Alberta, Canada. In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc. Our trading symbol continues to be DBRM.

We are actively pursuing oil and gas opportunities through both joint ventures and limited partnerships. Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil and gas in commercial quantities. We seek to maximize the value of our asset base by acquiring properties that have both production and reserve growth potential. We have not been involved as the operator of any of the projects in which we have participated. Instead, we have relied on others for drilling, delivering any gas or oil reserves we discover, and negotiating all sales contracts.

In addition to having many projects under either development or consideration, to date we have drilled two exploratory wells and one re-entry well. The exploratory well, drilled in Louisiana in January of 2006, was completed and connected to a pipeline in mid-June. We have been selling production from this well since June 17, 2006. The exploratory well, drilled in Texas in December of 2005, was a dry hole. The re-entry well, started in Corpus Christi, Texas in May, is expected to be connected to a pipeline by the end of July. Funding for these activities has been primarily accomplished through (1) loans from our directors, shareholders and others and (2) the sales of our common stock through Rule 506 Regulation D private placement offerings.

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

Long Term Success

Our success depends on (1) the successful acquisition, drilling and development of commercial grade oil and gas properties and (2) the prevailing prices for oil and natural gas to generate future revenues and operating cash flow. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe significant opportunities are available to us in the oil and gas exploration and development industry.

Projects

All of our projects are joint ventures with a variety of individuals and companies from the United States and Canada.

Louisiana

Franklin and Tensas Parishes. Known as the Tuscaloosa Project, this exploration project is our largest.  We and our partners have access to a 3-D seismic survey covering an Area of Mutual Interest (“AMI”) of 55 square miles. We have identified eight potential drilling locations, some having multi-zone potential. Through three different transactions, we have jointly acquired leases on approximately 32,000 gross undeveloped acres within the AMI.

•

“F” Prospect – This is a 2,000 acre lease on which we jointly drilled our first exploratory well in January of 2006. The well was drilled in an updip position to a previously drilled well, that had a strong oil show. The well has been successfully completed and we have been selling production since June 17, 2006. We have contributed $1,096,800 to this project in drilling, completion and pipeline costs. It is anticipated that up to three additional wells will be drilled on this prospect.

In May 2006, we sold and leased back our 40% interest in the gas pipeline that is connected to the ”F-1” well. This sale, to a shareholder of the Company, was for $200,000. The agreement gives us an option to repurchase the pipeline for $220,000 sometime between November, 2006 and November, 2008.

We are very encouraged by the early flow results of gas from this well. While it is too early to announce the planned daily flow rate, we anticipate being able to make an announcement after the initial three month flow period.

•

“C” Prospect – This is a 1,778 acre lease in which we will have an 80% working interest in the “C-1” well. After payout (“APO”), we will have a 40% working interest subject to a 75% net revenue interest in this well. Payout is calculated on the drilling and completion cost of the well.

•

Lease Acquisitions – We have also acquired a 50% interest in 28,000 additional acres located within the original AMI. This lease acquisition will cover the other six prospect sites. Our lease agreement requires us to drill an exploratory well within three years.

Avoyelles Parish. This Prospect is a Cretaceous target positioned beneath an existing oilfield that has already produced over 28 million barrels of oil..  This project will initially focus on the redrilling of the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk. Plans call for a 3-D seismic survey covering about 36 square miles. Project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $8,000,000 for drilling the first well. This is primarily a deep gas play. We have a 35% working interest in this project.

St. Landry Parish. The Krotz Springs prospect is primarily a deep gas play around 11,000 feet. We have jointly leased 9,600 acres in this prospect. We have access to a 3-D interpretation that shows potential gas reserves in the Third Cockfield Sand. Drilling precautions will have to be taken because of a history of hydrocarbon reservoirs being under high pressure in this area. We have a 25% working interest with a net revenue interest of 20%. We have paid a prospect fee of $24,720 to participate in this project. Drilling is expected to start in the third quarter of this fiscal year.

•

In the North Shuteston prospect we have jointly leased 318 acres. We plan to test a low risk 3-D seismic supported shallow amplitude anomaly at a depth of 2,300 feet. This anomaly is located in a Miocene Age Sand. We have a 50% working interest in this project. Drilling and land costs are estimated to be about $563,000 with completion and well site facilities about another $502,000.  Drilling is anticipated to start in the third quarter of this fiscal year.

Texas

Nueces County. In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field on a developed 320 acre lease. The Saxet Deep Field has previously been produced as an oil field. The project is within the city limits of Corpus Christi, Texas.

We have a one-third working interest subject to a 75% net revenue interest. On May 1, 2006, we started the re-work on the Weil 8-C well. Completion is scheduled for the middle of July. Our developmental costs have been about $240,000.

The re-work of the second well in this project is scheduled to start during the month of July, 2006. As of June 30, 2006 we had contributed approximately $75,000 to this project.

Caldwell County.  On January 31, 2006, we agreed to jointly redevelop an existing oilfield in the Upper Gulf Coast of Texas. The project is expected to be started before year end. We will be going after the Edwards Limestone area. We anticipate having three horizontal wells and one salt water disposal well in the first set of wells if our development efforts are successful. We believe that our cost for those four wells will be approximately $5,000,000.

Other Areas. In April 2005, we joined a land bank, whose funds were to be used to acquire leases for the Pearl Prospect. The Pearl Prospect is an onshore site located on the Texas Gulf Coast. As a member of the land bank, Daybreak is entitled to a one-third of one percent royalty interest on the Pearl Prospect. Our option to participate in the drilling of a well has now expired. We have contributed $100,000 in cash and $25,000 in stock to meet our contractual agreements.

California

Kern County. In May 2005, we agreed to jointly explore an AMI in the southeastern part of the San Joaquin Basin. We initially paid a $12,500 fee to secure the project and the geological concepts. Our agreement calls for us to also pay another $5,000 fee upon the completion of each sub-regional lead that is developed for 3-D seismic survey. Additionally, we will pay another $5,000 fee upon the spud of the first well in each prospect area. We have a 50% working interest in this project.

Five prospect areas have been identified and we are actively leasing lands. We have now jointly leased about 25,633 undeveloped acres. We anticipate running seismic surveys within the next fiscal quarter in two of the prospect areas. We are planning to drill at least two wells in each prospect area.

Fresno, Kings and Tulare Counties. Known as the East Slopes Extension, the AMI for this project encompasses about 2,232 square miles in 62 Townships. We have a 50% working interest in this project. We are currently acquiring leases in the AMI and plan to start shooting seismic data by the third quarter of this fiscal year.

Canada

Alberta Province. In June, 2006 we acquired a 17% net revenue interest (“NRI”) in a well that had already been drilled, but not completed in South Central Alberta, Canada, near the Alberta Badlands. This well is scheduled for completion in the current quarter of this fiscal year. The project is known as the Forty Mile Coulee project. We paid 150,000 shares of restricted common stock (valued at $150,000) in consideration for our NRI position. We will be responsible for 40% of the completion costs estimated to be about $75,000. The pay zone is called the Sunburst formation.

Other Activities

Drilling Rig

One of the first obstacles that we encountered at both the Ginny South and Tuscaloosa projects was the availability of drilling rigs. There is a severe shortage of drilling rigs throughout North America for a number of reasons. This problem started in the late 1980’s, continued to grow throughout the 1990’s and in this decade it has become extremely severe. Waiting periods of one year or more are not unusual, especially because of increased demand for the rigs with energy prices setting new record highs at the same time.  We are continuing to work on viable methods of financing for the acquisition of a drilling rig of our own. We have had to turn down a number of opportunities in the exploration field because we did not have our own drilling rig. At this time our ability to drill prospects continues to be hampered by the lack of our own drilling rig.

Financial Analysis

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

During the three month period ended May 31, 2006, the Company used $4,759,909 of cash for operating activities, compared to $40,646 used for operating activities in the first fiscal quarter of 2005. During the quarter ended May 31, 2006, an additional $25,000 in loans was obtained to finance the Company’s operating activities and $5,198,256 was provided from the sale of 4,103,602 Units of a private placement at a price of $1.50 per Unit.

The Company had no revenue during the quarters ended May 31, 2006 or 2005. The remainder of this analysis centers on the financial result differences between the fourth quarter of our last fiscal year and the first quarter of our current fiscal year. This is much more meaningful, since in the first quarter of last year we had just begun operating as an early stage exploration and development oil and gas company.

Revenues

We have not recognized any revenue from our operations during the first quarter of the current fiscal year. We will begin recording revenue from our projects in both Louisiana and Corpus Christi, Texas, in the second of this fiscal year. We expect that our revenues, once they do start, will remain at modest levels until our ongoing projects are able to produce additional quantities of oil and gas. Operating cash flow from both of these projects should begin late in the second quarter, or early in the third quarter of this fiscal year.

Net Loss

We incurred a net loss of $521,743 for the first quarter ended May 31, 2006. This compares to a net loss of $918,256 for the fourth quarter ended February 28, 2006. This decrease in the quarterly net loss was due to a decrease in management fees, investor relations fees and in General and Administrative (G&A) expenses. This was offset by the increase in professional fees for the quarter.

Legal and accounting expenses for the quarter ended May 31, 2006 were $43,354. General and administrative (G&A) expenses were $215,065. Our legal, accounting fees and G&A totaled $258,419 for the quarter. This compares with legal, accounting and G&A from last quarter of $353,672.

Management Fees

Management fees (both cash and stock based compensation) were $196,500 for the quarter. For the fourth quarter last year, there was $343,500 in fees incurred.

Investor Relations Fees

Investor relations fees (again both cash and stock based compensation) were $40,125 for the quarter just ended. For the fourth quarter last year, there was $221,125 in fees incurred.

Cash and Equipment Deposits

Cash on hand and restricted cash as of May 31, 2006 was $4,753,483 compared to $814,360 on February 28, 2006. The $250,000 on deposit for equipment purchases as of February 28, 2006 was returned to us since this transaction did not occur.

Prepaid Expenses

As of May 31, 2006, we had $422,485 in prepaid expenses as compared with $250 on February 28, 2006. The increase is primarily from restricted common stock that was issued as part of annual employment and consulting agreements in the first quarter. These costs are being expensed on a monthly basis.

Oil and Gas Properties

Exploration, lease and drilling costs increased to $2,507,310 through the end of the first quarter of the current fiscal year. We use the successful efforts method of accounting for these costs. At the end of the fourth quarter last year, we incurred for $895,400 in these costs. These costs reflect our activities in Louisiana, California and Texas.

Notes Payable and Interest Payable

As of May 31, 2006, we had $1,163,701 due in short term notes payable and another $34,970 in interest payable associated with the notes payable. These payables were the result of the convertible notes that had been executed by us to fund our operating expenses before the private placement that took place in March and April of this year.

Common Stock and Additional Paid in Capital

The increase in these two accounts from February 28, 2006 to May 31, 2006 came from the private placement of our common stock that we conducted in March and April of this year. We were able to raise $6,020,404 before expenses to fund our exploration and development efforts and to meet operating costs.

Liquidity and Capital Resources

Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our exploration and development activities. At this time, we still do not have any cash flow from our development projects. We do anticipate that we will start receiving operating cash flow late in the second quarter or early in the third quarter from our projects in Louisiana and Texas. Our independent registered auditors have expressed a substantial doubt regarding our ability to continue as a going concern.

Our only source of funds in the past has been through the debt or equity markets. Our business model is focused on acquiring developmental properties and also existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties. The primary use of cash in operating activities was to fund expanded exploration and drilling activities throughout our properties.

Private Placement

From March to April 30, 2006, we conducted a private placement of our common stock. Net proceeds of $5,198,256 were used to pay for lease acquisitions, exploration and drilling expenses as well as working capital. Gross proceeds of this private placement were $6,020,404. The restricted common stock was sold for $1.50 per unit. Each unit was comprised of two shares of common stock and one redeemable warrant to purchase a warrant share of common stock. The warrant is exercisable at $2.00 for a period of five years. There was also a cashless warrant provision in the offering. We did engage a placement agent to assist in selling this offering. The terms of the offering call for us to register both the common shares and the underlying warrants with the Securities and Exchange Commission. The net proceeds of the offering have been used to acquire more mineral rights on leases in Louisiana; drilling costs on wells in Texas and ongoing operating expenses. This private placement increased our authorized and issued common stock by 8,027,206 shares. This does not include the additional shares that will be issued if any of the associated warrants with the private placement are exercised.

Loan Agreements

On February 24, 2006 we borrowed $100,000 from a financing company, Genesis Financial Inc., to help finance operating activities. The term of the loan agreement is for one year at a 10% interest rate. The loan could be converted to restricted common stock after 61 days from the date of issuance at Genesis’ option. The conversion rate is $0.75 per share. On June 6, 2006, this loan was converted to 137,023 shares of restricted common stock to satisfy the debt and accrued interest.

On March 3, 2006, Michael Schneider, a shareholder loaned the company $25,000 to meet ongoing operating expenses. The term of the loan agreement is for one year at a 10% interest rate. The loan can be converted to restricted common stock after 61 days from the date of issuance at Mr. Schneider’s option. The conversion rate is $0.75 per share. As of May 31, 2006, Mr. Schneider had not converted the note plus interest into restricted common stock.

Gas Pipeline Sale

In May 2006, we sold and leased back our 40% interest in the gas pipeline that is connected to the “F-1” well on the Tuscaloosa Project in Louisiana. This sale, to a shareholder of the Company, was for $200,000. The sale and leaseback agreement gives us to an option to repurchase the pipeline for $220,000 sometime between November, 2006 and November, 2008.

Private Placement

On July 5, 2006, we started another private placement of our stock. If the entire offering is sold the net proceeds should be about $5,200,000. The net proceeds are to be used for lease acquisition, exploration and drilling expenses and working capital. Gross proceeds of this private placement could be $6,000,000. This offering is being sold for $3.00 per unit. Each unit is comprised of one share of Series A Convertible Preferred stock and two Common Stock Purchase Warrants. Each Preferred Share, known as Conversion Shares, is convertible into three shares of our common stock. Each warrant is exercisable at $2.00 for a period of five years. We have engaged a placement agent to assist in selling this offering. The terms of the offering call for us to register both the conversion shares and the common shares underlying the warrants with the Securities and Exchange Commission. The net proceeds of the offering will be used to acquire more mineral rights on leases; drilling costs on wells and ongoing operating expenses.

Summary

Our ability to continue as a going concern depends upon the success of our exploration and drilling activities and on our ability to raise substantial funds for use in future exploration and development. We intend to obtain the funds needed for our planned exploration and development activities by various methods, which might include the issuance of equity securities or obtaining joint venture partners. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholders. Currently, this is the only method that has been available to create the cash flow necessary to fund the growth of our company.

We plan to aggressively pursue exploration and development projects that offer a better than average chance of success. To accomplish these goals will require funds that we currently do not have available to us. Even with the funds generated from the private placements in March/April and in July we feel that we will only have enough cash available for the next six months of exploration and drilling activity.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the reporting period, May 31, 2006, the Company's Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act").  Disclosure controls and  procedures are designed to insure that information required to be disclosed by a company in the  reports  that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of May 31, 2006 to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

•

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities & Exchange Commission.  In particular, the Company does not have adequate controls over (1) the management’s review and execution of material contracts, (2) the process for authorization and issuance of common shares; and (3) the timely disclosure of material contracts and common stock issuance transactions.

•

The Company’s controls over financial accounting were discovered to be inadequate when in the course of the annual audit it was discovered that not all financial accounts were being reconciled on a regular basis.

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

During the preparation of the Company’s financial statements as of May 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was still not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, our controls (1) failed to ensure that material contracts were thoroughly reviewed by management prior to execution; (2) that common stock transactions were properly disclosed in a timely manner on Form 8-K Current Reports under the applicable rules and regulations required by law; (3) that common shares were issued in a timely manner; and (4) that a periodic reconciliation had been done on all of the cash accounts.

Controls failed to ensure that common stock transactions were disclosed in a timely manner on Form 8-K, Current Reports. We commenced a Regulation D Rule 506 common stock offering on March 10, 2006. The Securities and Exchange Commission’s rules and regulations require that we report certain issuances of unregistered equity securities on a Current Report Form 8-K.  Our Regulation D offering was an unregistered offering of equity securities. In our filings on April 5, 2006 and again May 26, 2006, of Form 8-K that reported the sales of our equity securities, we were late by one day in meeting the timely filing requirements for 8-K reporting. In both instances, this was because of our internal control procedures for review and approvals of 8-K filings were not properly executed.

During its annual audit of our financial statements on one of our restricted cash accounts, the Independent public accountant received a confirmation from the bank that a specific cash account contained less than what was recorded on the financial statements. After investigation it was found that our President had written a check for $50,000 and had not informed the Company’s Treasurer. The disbursement related to our working interest in an oil and gas project.

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

Changes Implemented to Correct Material Weaknesses:

•

We have begun to develop operation checklists relating to (1) management’s execution of material contracts, (2) the related disclosure requirements, and (3) the Company’s timely disclosure of unregistered equity transactions. The checklist will provide evidentiary support of work performed and reviewed.  We intend to implement this checklist before any other material contracts are executed or common shares are authorized for issuance.

•

We have instituted additional procedures that insure that all reports to be filed with the SEC are reviewed and approved in a timely manner.

•

We have implemented the Independent public accountant’s recommendations to properly identify and record all cash disbursement transactions. This will include a periodic reconciliation of all cash accounts that we have an ownership share in.

•

We have engaged a Certified Public Accounting firm to assist in preparing our financial statements and reports.

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

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the months of March and April 2006, we conducted a private placement offering of our common stock. Bathgate Capital Partners LLC, a Denver, Colorado based investment bank acted as the placement agent. We offered units for sale which included two shares of common stock and one warrant share for $1.50 per unit. Gross proceeds from the sale were $6,020,404, which equaled 4,013,602 units. Our net proceeds were $5,198,256 and the placement agent’s commission and expenses equaled $790,402. A total of 8,027,206 shares of restricted common stock were issued. Additionally, a total of 4,013,602 warrant shares could be issued from this private placement. These warrant shares will be exercisable at a price of $2.00 per share for a period of five years and also have a cashless excise provision. The placement agent earned 1,204,081 warrant shares, of which 802,721 are exercisable at $0.75 per share and the remaining 403,360 warrant shares are exercisable at $2.00 per share. These placement agent warrant shares are exercisable for a period of seven years. We had the final distribution and closing of proceeds on May 19, 2006 from this private placement. This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended. All offerees and purchasers in this private placement were accredited investors.

On May 3, 2006, we issued 70,000 shares of restricted common stock worth $42,000. The shares were issued to Gregory Donelson for consulting services. These shares were valued at $0.60 per share per terms of the contract signed in December 2005, and were expensed in May as part of our fundraising costs.

On May 10, 2006, we issued 150,000 shares of restricted common stock worth $112,500. The shares were issued to AnMac Enterprises for Investor Relations work. These shares were valued at $0.75 per share and will be amortized throughout the fiscal year as monthly IR costs.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187,500. The shares were issued to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, who is our Company President. These shares were valued at $0.75 per share and will be amortized throughout the fiscal year as monthly management fees.

On May 26, 2006, we issued 250,000 shares of restricted common stock worth $187,500. The shares were issued Eric Moe, CEO, for management services. These shares were valued at $0.75 per share and will be amortized throughout the fiscal year as part of our monthly management fees.

On May 26, 2006, we issued 100,000 shares of restricted common stock worth $75,000. The shares were issued to Thomas Kilbourne, Treasurer, for management services. These shares were valued at $0.75 per share and will be expensed throughout the fiscal year as part of our monthly management fees.

On May 31, 2006, we issued 150,000 restricted common shares to Big Sky Western Canada Corp., of Calgary, Alberta as consideration for an oil and gas project in SE Alberta, Canada. This transaction was valued at $150,000.

On February 24, 2006 we borrowed $100,000 from Genesis Financial Inc. The term of the loan agreement was for one year at a 10% interest rate. The loan could be converted to restricted common stock after 61 days from the date of issuance at Genesis’ option. The conversion rate is $0.75 per share. On June 6, 2006, a loan that we had received from a financing company, Genesis Financial Inc., to help finance operating activities was converted to restricted common stock. This loan was converted to 137,023 shares of restricted common stock to satisfy the debt and accrued interest.

The convertible note, loan, shares issued upon conversion of the notes and shares issued in consideration of services and mineral rights were private transactions under Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and are restricted securities, which may not be publicly resold without registration under the Act or an exemption from registration provisions of the Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Moe

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dunne

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Moe

Exhibit 32.2 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Dunne

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daybreak Oil and Gas, Inc.

(Registrant)

By:  /s/  Eric L. Moe

July 17, 2006

Eric L. Moe

Date

Chief Executive Officer

By:  /s/  Terrence J. Dunne

July 17, 2006

Terrence J. Dunne

Date

Principal Accounting Officer and Director