Form 10QSB
period 2006-08-31
DAYBREAK OIL & GAS INC
filed 2006-10-23
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

DAYBREAK OIL AND GAS, INC.

(An Exploration Stage Company)

(Exact name of small business issuer as specified in its charter)

Washington	000-50107	91-0626366
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

601 W. Main Ave., Suite 1012 Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 232-7674

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large accelerated filer  ___  Accelerated filer  ____  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [X]

As of October 5, 2006, there were 39,052,490 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

    PAGE

ITEM 1.

Balance Sheet at August 31, 2006

4

Statements of Operations for the Three Month and Six Month

Periods Ended August 31, 2006 and 2005 and for the period from inception (March

1, 2005) through August 31, 2006

5

Statements of Cash Flows for the Six Month Periods

Ended August 31, 2006 and 2005 and for the period from inception (March

1, 2005) through August 31, 2006

6

Notes to Financial Statements

8

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Plan of Operation

15

ITEM 3.

Controls and Procedures

22

PART II

ITEM 1.

Legal Proceedings

25

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

ITEM 3.

Defaults Upon Senior Securities

26

ITEM 4.

Submission of Matters to a Vote of Security Holders

26

ITEM 5.

Other Information

26

ITEM 6.

Exhibits

26

Signatures

27

PART I

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

_____________________________________________________________________________________

Page

FINANCIAL STATEMENTS:

Balance sheets

4

Statements of operations

5

Statements of cash flows

6

Notes to financial statements

8-14

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited
	August 31,	February 28,
	2006	2006
Assets	(Unaudited)
CURRENT ASSETS:
Cash	$ 6,868,572	$ 806,027
Restricted cash	-	8,333
Accounts receivable	270,099	-
Note receivable	300,000	-
Prepaid expenses	495,926	250
Deposit on equipment	-	250,000
Deferred financing costs	-	10,000
Total current assets	7,934,597	1,074,610
OIL AND GAS PROPERTIES, successful efforts method	3,369,678	895,400
VEHICLES AND EQUIPMENT:
Vehicles, net of accumulated depreciation	21,670	-
Total assets	$ 11,325,945	$ 1,970,010

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$ 66,403	$ 20,376
Payroll related liabilities	5,340	-
Convertible debentures and notes payable	1,031,701	1,138,701
Interest payable	57,703	8,270
Total current liabilities	1,161,147	1,167,347
OTHER LIABILITIES:
Asset retirement obligation	7,519	-
Financing lease obligation	200,000	-
Total liabilities	1,368,666	1,167,347
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; 1,399,765 and -0- issued and outstanding, respectively	1,400	-
Common stock – 200,000,000 shares, $0.001 par value, authorized; 38,979,990 and 29,458,221 shares issued and outstanding, respectively	38,980	29,458
Additional paid-in capital	13,492,210	3,534,522
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(2,839,276)	(2,025,282)
Total stockholders’ equity	9,957,279	802,663
Total liabilities and stockholders’ equity	$ 11,325,945	$ 1,970,010

[The accompanying notes are an integral part of these financial statements]

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations - Unaudited
					From Inception
					March 1, 2005
	Three Months Ended		Six Months Ended		Through
	August 31,		August 31,		August 31,
	2006	2005	2006	2005	2006
REVENUE:
Oil and gas sales	$ 270,099	$ -	$ 270,099	$ -	$ 270,099
OPERATING EXPENSES:
Legal and accounting	87,316	9,740	130,670	35,561	219,743
Management and director fees	297,690	74,750	494,190	149,550	1,285,490
Investor relations fees	40,125	76,870	80,250	146,205	767,825
Exploration and drilling	72,338	-	72,338	-	399,807
General and administrative	42,585	27,033	257,650	36,460	358,394
Total operating expenses	540,054	188,393	1,035,098	367,776	3,031,259
LOSS FROM OPERATIONS	(269,955)	(188,393)	(764,999)	(367,776)	(2,761,160)
OTHER INCOME(EXPENSE):
Interest income	5,590	-	5,590	-	5,952
Interest expense	(27,886)	-	(54,585)	-	(84,068)
	(22,296)	-	(48,995)	-	(78,116)
NET LOSS	$ (292,251)	$ (188,393)	$ (813,994)	$ (367,776)	$ (2,839,276)

NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	38,583,519	20,553,897	34,634,021	19,772,310

[The accompanying notes are an integral part of these financial statements]

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
			From Inception
			March 1, 2005
	Six Months Ended		Through
	August 31,		August 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (813,994)	$ (367,776)	$ (2,839,276)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	42,000	-	46,000
Depreciation	747	-	747
Amortization of management and
consulting fees prepaid with
common stock	316,964	251,250	1,668,214
Changes in assets and liabilities:			-
Restricted cash	8,333	-	-
Accounts receivable	(270,099)	-	(270,099)
Prepaid expenses	(1,640)	(141)	(1,449)
Accounts payable	46,027	10,319	58,032
Interest payable	54,585	2,276	84,068
Payroll related liabilities	5,340	-	5,340
Net cash from operating activities	(611,737)	(104,072)	(1,248,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(22,417)	-	(22,417)
Return of deposit on equipment	250,000	-	-
Additions to notes receivable	(300,000)	-	(300,000)
Increase in oil and gas properties	(2,316,759)	(318,500)	(3,037,159)
Net cash used in investing activities	(2,389,176)	(318,500)	(3,359,576)

[The accompanying notes are an integral part of these financial statements.]

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
			From Inception
			March 1, 2005
	Six Months Ended		Through
	August 31,		August 31,
	2006	2005	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,198,256	254,000	6,285,756
Proceeds from issuance of preferred stock	3,651,702	-	3,651,702
Financing lease obligation	200,000	-	200,000
Deferred financing costs	(11,500)	-	(21,500)
Proceeds from shareholder loans	25,000	103,821	1,360,522
Proceeds from director loans	-	65,000	-
Net cash provided by financing activities	9,063,458	422,821	11,476,480

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,062,545	249	6,868,481

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	806,027	91	91

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,868,572	$ 340	$ 6,868,572

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for:
Oil and gas properties	$ 150,000	$ 25,000	$ 325,000
Financing costs	-	-	16,500
Prepaid management and consulting fees	812,500	495,000	1,300,000
Conversion of notes payable and accrued interest	137,152	-	338,686
Oil and gas properties purchased with accounts payable	-	35,000	35,000

[The accompanying notes are an integral part of these financial statements.]

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization:

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

Prior to May 31, 2006, the Company had no recurring source of revenue and has incurred losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans for the continuation of the Company as a going concern include financing the Company’s growth through the use of either joint venture agreements, sales of its common stock, or borrowings from investors or financial institutions until our oil and gas prospects create a positive cash flow.  However, there are no assurances as to the overall future success of these plans.  The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

The Company’s “F-1” well in the Tuscaloosa Project, in Louisiana, has been completed and connected to a pipeline.  Oil and gas production from this well commenced on June 17, 2006 and the Company recorded anticipated revenue from this well during the current quarter.

Basis of Presentation:

On March 1, 2005, the Company began oil and gas exploration activities, and in accordance with SFAS No. 7, “Accounting for Development Stage Entities,” the Company presents itself as an exploration stage company with an inception date of March 1, 2005. Until the Company’s oil and gas property interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending February 28, 2007.

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.  At August 31, 2006, the Company’s cash deposits exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Restricted Cash

Included in restricted cash at February 28, 2006 was $8,333 which had been deposited into a joint venture account with Oracle Operating, LLC. The funds were used in connection with the joint venture agreement.  There was no restricted cash at August 31, 2006.

Share-Based Payment

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006. There was no impact on the financial statements as of and for the six months ended August 31, 2006 as a result of the adoption of SFAS 123(R).  In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Common stock equivalents, including common stock issueable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anti-dilutive. Potential shares issuable at August 31, 2006 were:

Convertible debentures and notes payable

1,031,701

Interest payable

     57,703

Common stock warrants

5,217,683

Total possible share dilution

6,307,087

Fair Values of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, include cash, deposits, deferred financing costs, prepaid expenses, accounts receivable, convertible debentures, notes payable, and interest payable.  The amounts of all the instruments approximate fair value at August 31, 2006.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Revenue Recognition

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues. Oil and gas revenues are recognized when production is sold to a purchaser at a determinable price, measured delivery has occurred, and the collection of the revenue is probable.

Environmental Matters and Asset Retirement Obligation

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

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs.  According to SFAS No. 143, the fair value of a liability for an asset retirement obligation (ARO) will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

At August 31, 2006, the Company had recorded an asset retirement obligation of $7,519.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  A trade receivable is considered to be past due if the receivable balance is outstanding for more than 90 days with no attempt of repayment.  Management considers all accounts receivable to be fully collectible at August 31, 2006; accordingly, no allowance for doubtful accounts has been recorded.

Vehicles and Equipment

Vehicles and equipment are stated at cost and are depreciated on the straight-line method over an estimated useful life of 5 years.

Suspended Well Costs

On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position (FSP) No. 19-1,"Accounting for Suspended Well Costs." This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies that use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.  The Company adopted FSP No. 19-1 in June 2006. Application of this pronouncement did not have a significant impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to conform to prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 3 — OIL AND GAS PROPERTIES:

During the year ended February 28, 2006, the Company acquired interests in various properties in Texas and one property in Louisiana. The Pearl Prospect entitles the Company to a .0033% royalty interest in certain oil and gas leases near the Texas Gulf coast. The Tuscaloosa property in Northeastern Louisiana consists of a 40% working interest, subject to a 75% net revenue interest. The Saxet Deep Field property, located in Corpus Christi, Texas, consists of an 18.75% working interest subject to a 14.4375% net revenue interest.

At August 31, 2006, the capitalized costs and the locations of the Company’s unproved properties were as follows:

Leasehold

Exploratory

Acquisition

Drilling

Name of Property

Location

Costs

Costs

Total

Saxet Deep Field

Texas

$

60,867

$

385,197

$

446,064

Pearl Prospect

Texas

125,000

0

125,000

Krotz Springs

Louisiana

3,971

0

3,971

North Shuteston

Louisiana

33,538

0

33,538

East Slopes

California

206,377

0

206,377

40 Mile Coulee

Canada

150,000

61,960

211,960

Project H

Louisiana

55,125

0

55,125

Tuscaloosca

Louisiana

    1,184,368

  1,103,275

     2,287,643

Total

$

   1,819,246

$

 1,550,432

$

   3,369,678

NOTE 4 — CONVERTIBLE DEBENTURES AND NOTES PAYABLE:

During the year ended February 28, 2006, convertible debentures and notes payable were issued to various accredited individual investors.  The convertible debentures and notes have a one year maturity date from the date of issuance, and are convertible into shares of the Company’s unregistered common stock at varying conversion prices that were set to equal the fair value of the Company’s unregistered common stock at the date of issuance.  At August 31, 2006, convertible debentures and notes payable and interest payable were as follows:

Interest

Conversion

Accrued

Rate

Price

Principal

Interest

Convertible debentures

10%

$0.50 per share

$

806,700

$

47,210

Convertible debentures

10%

$0.75 per share

     225,001

    10,493

$

1,031,701

$

   57,703

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 5 — SALE AND LEASE-BACK OF OIL PIPELINE:

During the quarter ended May 31, 2006, the Company sold and leased back its 40% interest in a gas pipeline in Louisiana to a shareholder of the Company for $200,000. This financing agreement was with Hooper Oil and Gas Partners, LLC, a company controlled by Keith A. Hooper.  Under the terms of the agreement, the Company will lease the oil pipeline for $5,000 per quarter for a term of 30 months, and has a right to repurchase the pipeline for $220,000 between the 6th and 30th month of the lease.  The Company is also required to pay the shareholder a 1% carried working interest on the production of F1 Well for the life of the well.   The Company has accounted for this agreement as a financing transaction whereby the gas pipeline is still carried as an asset of the Company and the $200,000 the Company received is a financing lease obligation.

NOTE 6 — STOCKHOLDERS’ EQUITY:

Preferred Stock Private Placement

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  Of the 10,000,000 shares, the Company has designated 6,000,000 of the shares as “Series A Preferred Stock”, with a $0.001 par value.  On July 18, 2006, the Company closed on a private placement sale of 1,399,765 units for net proceeds of $3,651,702. Bathgate Capital Partners, of Denver, Colorado was the placement agent. A son of Dale Lavigne (the Chairman and a director of the Company) is an employee of Bathgate Capital Partners. Each unit that was sold in the private placement contains one Series A Convertible Preferred share and two Common Stock Purchase Warrants.  The Series A Convertible Preferred share is convertible into three shares of common stock. The Preferred Shares shall be automatically converted into Conversion Shares, if the Conversion Shares are registered under the Act and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.  The Warrants are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per Share, subject to anti-dilution provisions. We determined that the effective conversion price of the warrants issued with the Series A preferred stock was less than management’s estimate of the fair market value of the Company’s common stock on the date of issuance. Accordingly, the Company recorded a beneficial conversion feature, or BCF, of $139,977 attributable to the intrinsic value of this feature of the preferred stock.  The value of the BCF was recognized and measured separately by allocating to additional paid-in capital a portion of the proceeds equal to the intrinsic value of the conversion feature.  The Company calculated the BCF based on the estimated fair value of the Company’s common stock of $1.00 per share.  The warrants were valued using the Black-Scholes valuation model.  As of August 31, 2006, no warrants had been exercised.

Common Stock Private Placement

On March 3, 2006, the Company offered 3,334,000 Investment Units (“Units”) for sale for $1.50 per Unit, through a placement agent, Bathgate Capital Partners. A son of Dale Lavigne (the Chairman and a director of the Company) is an employee of Bathgate Capital Partners.  An additional 20% of Units were available in the event of an over-subscription.  Each Unit was comprised of two shares of common stock and one redeemable common stock purchase warrant. We may call the Warrants for redemption if (a) the average of the closing sale price of our common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the Warrants are called, and (b) the Warrant Shares are registered under the Securities Act. Each warrant is exercisable at $2.00 for a period of five years.  As of May 19, 2006, the Company had completed the private placement sale of 4,013,602 Units. The Company received gross proceeds of $6,020,404 (net proceeds of $5,198,256) from the sale of the Units.  There was also a cashless warrant provision in the offering.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 6 — STOCKHOLDER’S EQUITY (Continued):

Common Stock Issued for Management and Director Fees

During the quarter ended May 31, 2006, the Board of Directors resolved to partially compensate three individuals for management services with unregistered common stock.  The stock compensation covers the fiscal year from March 1, 2006 through February 28, 2007.  Robert Martin, President, and Eric Moe, Chief Executive Officer and Director, are compensated $15,625 per month or $187,500 for twelve months (a total of 250,000 shares each, valued at $0.75 per share). Thomas Kilbourne, Treasurer, is compensated $6,250 per month or $75,000 for twelve months (a total of 100,000 shares valued at $0.75 per share).  The remaining value of the shares will be amortized through February 28, 2007 and the unamortized portion is included in prepaid expenses at August 31, 2006.

Common Stock Issued for Investor Relations Fees

During the six months ended August 31, 2006, the Board of Directors resolved to partially compensate AnMac Enterprises for Investor Relations services with unregistered common stock.  The stock compensation covers the fiscal year from March 1, 2006 through February 28, 2007.  AnMac Enterprises was paid $9,375 per month or $150,000 for twelve months (a total of 150,000 shares valued at $0.75 per share).

Common Stock Issued for Convertible Notes and Interest Payable

During the six months ended August 31, 2006, the Company issued 274,563 shares of its unregistered common stock upon the conversion of $137,152 of notes and interest payable to stockholders and directors.

Common Stock Issued for Oil and Gas Property Interests

During the six months ended August 31, 2006, the Company issued 150,000 shares of its unregistered common stock to purchase oil and gas properties.  The shares were valued at $150,000, based on management’s estimate of the fair value of the unregistered shares issued at the time of issue.

NOTE 7 – DRILLING RIG AGREEMENT

On August 24, 2006, the Company finalized an agreement for the use of a drilling rig on our projects in Louisiana. Through August 31, 2006, we advanced $300,000 to Green River Drilling, LLC (“Green River Drilling”) and advanced $300,000 more in September 2006, for the refurbishment of a drilling rig. The $300,000 advanced to Green River Drilling is shown as a note receivable at August 31, 2006 in accordance with the agreement.  We will have the exclusive use of this drilling rig for three years. Additionally, we will have the option to purchase a forty-nine percent (49%) interest in Green River Drilling for the $600,000 refurbishing advance and $200,000 in additional cash or unregistered common stock.

NOTE 8 – SUBSEQUENT EVENT

On September 22, 2006, we issued to Strike Oil & Minerals, Corp. of Georgetown, Texas 72,500 shares of unregistered common stock. The shares were valued at $1.00 per share as partial payment on the purchase of an additional eight percent (8%) working interest in the Tuscaloosa Project in NE Louisiana. On September 22, 2006, the closing price of our stock was $1.50. Based on the closing price of our stock the value of the transaction was $108,750.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements”. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished.

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

We are actively pursuing oil and gas opportunities through both joint ventures and limited partnerships. Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil and gas in commercial quantities. We seek to maximize the value of our asset base by acquiring properties that have both production and reserve growth potential. We have just become the operator of one of our projects in Louisiana. For our other projects, we are depending on other partners to act as the operator. In the past, we have relied on others for drilling, delivering any gas or oil reserves we discover, and negotiating all sales contracts.

To date, we have drilled two exploratory wells and four re-entry wells. The exploratory well, drilled in Louisiana in January of 2006, was completed and connected to a pipeline in mid-June. We have been selling production from this well since June 17, 2006. The exploratory well, drilled in Texas in December of 2005, was a dry hole. Of the four re-entry wells, all in Corpus Christi, Texas three have been successful and are currently flowing. A fourth well was not productive and is being planned for use as a salt water disposal well. Funding for these activities has been primarily accomplished through (1) loans from our directors, shareholders and others and (2) the sales of our common and preferred stock through Rule 506 Regulation D private placement offerings.

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

Summary

Drilling Rig

One of the first obstacles we encountered in drilling our oil and gas projects in Texas or Louisiana was the availability of drilling rigs. There is a severe shortage of drilling rigs throughout North America for a number of reasons. Waiting periods of one year or more are not unusual, especially because of increased demand for the rigs with energy prices so high.

On August 24, 2006, we were able to finalize an agreement for the use of a drilling rig on our projects in Louisiana. We have advanced $600,000 to Green River Drilling, LLC of Venus, Texas, for the refurbishment of a drilling rig. We will have the exclusive use of this drilling rig for three years. Additionally, we will have the option to purchase a forty-nine percent (49%) interest in Green River Drilling for the $600,000 refurbishing advance and $200,000 in additional cash or unregistered common stock.

This drilling rig is capable of drilling to a 9,500 foot depth and is expected to be in the field drilling before the end of the third quarter of this fiscal year.

Projects

All of our projects are joint ventures with a variety of individuals and companies from the United States and Canada. We currently do not have any proved reserves of either oil or gas.

Louisiana

Franklin and Tensas Parishes. Known as the Tuscaloosa Project, this exploration project is targeting the Tuscaloosa Basal Sand from between 8,000 and 9,500 feet in depth.  We and our partners have access to a 3-D seismic survey covering an Area of Mutual Interest (“AMI”) of 55 square miles. We have identified five potential drilling locations, some having multi-zone potential. Through four different transactions, we have jointly acquired leases on approximately 21,726 gross undeveloped acres within the AMI. This project is considered to be primarily a gas play with some oil production.

In January 2006, Daybreak and our partners drilled the Tensas Farms et al F-1 well. The well was completed and placed into production on June 17, 2006. The well location, referred to as the “F” Prospect has three additional development locations we are planning on drilling to fully develop the reserves. We have contributed $2,287,643 to this project in leasehold, drilling, completion and pipeline costs. We are planning on drilling our second well on the “F” Prospect area in late October or early November.

In May 2006, we financed our interest in the gas pipeline that is connected to the “F-1” well. This financing agreement was with Hooper Oil and Gas Partners, LLC, a company controlled by Keith A. Hooper who is a Daybreak shareholder. This financing arrangement was for $200,000. The agreement gives us an option to pay off the financing of the pipeline for $220,000 sometime between November, 2006 and November, 2008.

In September, 2006 we successfully completed the acquisition of an additional eight percent (8%) working interest in the Tuscaloosa Project. Daybreak now has a net working interest of forty-eight percent (48%) in the key acreage.

Well Production

The Tensas Farms “F-1” well has produced at the following levels since being placed into production on June 17, 2006. During the second quarter, the production of the well was reduced because of a technical issue with the operation of the well. We are planning to have this technical issue resolved by the end of the third quarter of this year so that the production level of the well can be increased. In the following tables “Mcf” is thousand cubic feet of gas and “Bbl” is barrels of oil.

Month	Gas	Oil
	Mcf	Bbl
September	5,961	843
	Gas	Oil
	Mcf	Month
June	10,241	522
July	18,979	943
August	8,995	1,003
Quarter Total	38,215	2,468

Well Revenue

The following table shows anticipated gas and oil revenue to Daybreak from the second quarter production of the “F-1” well. There is normally a 90 – 120 day lag before the first revenues from oil or gas production are received. However, the delivery of the production checks have been delayed because of negotiations and the purchase we have just completed of the additional eight percent working interest in this project.

Month	Gas	Oil
	Mcf	Bbl
June	$45,103	$18,949
July	$80,789	$34,247
August	$33,165	$47,652
Quarter Total	$159,057	$100,848
Month	Gas	Oil
	Mcf	Bbl
September	$21,978	$30,615

Production Costs

The production costs on the F-1 well for August and September 2006 were $31,933 and $26,764 respectively. These costs are expected to decrease after the technical issue with the well is resolved at the end of October.

Outlook

On September 1, 2006, we became the operator of record for the Tuscaloosa Project. We are planning on drilling a second well on the Location “F” site in late October or early November. This will allow us to start to develop the proven reserves in this location. A third well on this prospect site is planned for mid to late November.

Additionally, we are planning on drilling an exploratory well on another prospect site in this same Project AMI before the end of the third quarter. If this well is successful, we will then drill additional developmental wells on this prospect throughout the fourth quarter of this fiscal year.

As of August 31, 2006, we have spent $2,329,382 in leasehold, drilling, completion and pipeline costs associated with this project.

St. Landry Parish. In the North Shuteston prospect with our partners, we have jointly leased 318 acres. We are the operator of record for this project. We will be drilling at this location in late October. We plan to test a low risk 3-D seismic supported shallow amplitude anomaly at a depth of 2,300 feet. This anomaly is located in a Miocene Age Sand. Drilling and land costs are estimated to be about $563,000 with completion and well site facilities about another $502,000. As of August 31, 2006, we have spent $42,464 in leasehold and seismic costs associated with this project.

The Krotz Springs Prospect is primarily a deep gas play around 11,000 feet. We have jointly leased 9,600 acres in this prospect. We have access to a 3-D interpretation that shows potential gas reserves in the Third Cockfield Sand. Drilling precautions will have to be taken because of a history of hydrocarbon reservoirs being under high pressure in this area. We paid a prospect fee of $24,720 to participate in this project. Drilling is expected to start in the fourth quarter of this fiscal year. As of August 31, 20006 we have spent $26,470 in leasehold and seismic costs associated with this project.

Avoyelles Parish. This Prospect is a Cretaceous target positioned beneath an existing oilfield that has already produced over 28 million barrels of oil.  This project will initially focus on the redrilling of the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk. Plans call for a 3-D seismic survey covering about 36 square miles. Project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $8,000,000 for drilling the first well. This is primarily a deep gas play. As of August 31, 2006, we have spent $58,625 in leasehold and seismic costs associated with this project.

Texas

Nueces County. In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field on a developed 320 acre lease. The Saxet Deep Field has previously been produced as an oil field. The project is within the city limits of Corpus Christi, Texas.

On May 1, 2006, we started the re-work of the first well, the Weil 8-C well. This well was successfully completed and placed into production on August 18, 2006.

Well Production

The Weil 8-C well has produced at the following levels since being placed into production on August 18, 2006.

Month	Gas	Oil
	Mcf	Bbl
September	15,695	266
Month	Gas	Oil
	Mcf	Bbl
June	0	0
July	0	0
August	7,763	137
Quarter Total	7,763	137

Well Revenue

The following table shows anticipated gas and oil revenue to Daybreak from the second quarter production of the “Weil 8-C” well. There is normally a 90 – 120 day lag before the first revenues from oil or gas production are received.

Month	Gas	Oil
	Mcf	Bbl
June	0	0
July	0	0
August	$8,530	$1,666
Quarter Total	$8,530	$1,666
Month	Gas	Oil
	Mcf	Bbl
September	$17,246	$3,235

On August 18, 2006 the re-work of the second well in this project (“Weil 3-C”) was started. This well was successfully completed and placed into production on September 10, 2006.

Well Production and Revenue

The Weil 3-C well has produced at the following levels since being placed into production on September 10, 2006. We have recorded anticipated revenue for the month of September as shown below.

Production
Month	Gas	Oil
	Mcf	Bbl
September	5,574	203
Revenue
Month	Gas	Oil
	Mcf	Bbl
September	$5,487	$1,903

On September 8, 2006 the re-work of the third well in this project (“Weil 7-C”) was started. This well has been successfully completed and is expected to be placed into production before the end of October 2006.

We are planning to complete the rework of the other two wells in this project before the end of the fiscal year. As of August 31, 2006, we have spent $446,064 in leasehold, drilling, completion and pipeline costs associated with this project.

Caldwell County.  On January 31, 2006, we agreed to jointly redevelop an existing oilfield in the Upper Gulf Coast of Texas. We will be going after the Edwards Limestone area. We anticipate having three horizontal wells and one salt water disposal well in the first set of wells if our development efforts are successful. We believe that our cost for those four wells will be approximately $5,000,000. We are currently looking for joint venture partners to complete funding of this project.

Other Areas. In April 2005, we joined a land bank, whose funds were to be used to acquire leases for the Pearl Prospect. The Pearl Prospect is an onshore site located on the Texas Gulf Coast. As a member of the land bank, Daybreak is entitled to a one-third of one percent (.333333 of 1%) of 8/8ths overriding royalty interest in an anticipated 747.14 acre lease on the Pearl Prospect. Our option to participate in the working interest in the Prospect expired in January, 2006. We have contributed $100,000 in cash and $25,000 in unregistered common stock to meet our contractual agreements.

California

Kern County. In May 2005, we agreed to jointly explore an Area of Mutual Interest (“AMI”) in the southeastern part of the San Joaquin Basin. We initially paid a $12,500 fee to secure the project and the geological concepts. Our agreement calls for us to also pay another $5,000 fee upon the completion of each sub-regional lead that is developed for 3-D seismic survey. Additionally, we will pay another $5,000 fee upon the spud of the first well in each prospect area.

Five prospect areas have been identified and we are actively leasing lands. We have now jointly leased about 25,633 undeveloped acres. We anticipate running seismic surveys within the next fiscal quarter in two of the prospect areas. We are planning to drill at least two wells in each prospect area. As of August 31, 2006, we have spent $232,757 in leasehold and seismic costs associated with this project.

Fresno, Kings, and Tulare Counties. Known as the East Slopes Extension, the AMI for this project encompasses about 2,232 square miles in 62 Townships. We are currently acquiring leases in the AMI and plan to start shooting seismic data by the third quarter of this fiscal year. As of August 31, 2006, we have spent $43,246 in leasehold and seismic costs associated with this project.

Canada

Alberta, Province. In June, 2006 we acquired an interest in a project known as the Forty Mile Coulee, located in South Central Alberta, Canada, near the Alberta Badlands. The target is an area known as the Sunburst formation. We paid 150,000 shares of unregistered common stock (valued at $150,000) for our interest. We have paid $61,960 in completion costs for this project.

Summary Operating Data

The following tables present an unaudited summary of production totals and anticipated revenues for the periods indicated.

Total production from all wells for the quarter ended August 31, 2006 and the month ended September 2006, is shown below. Again, in the following tables “Mcf” is thousand cubic feet of gas and “Bbl” is barrels of oil.

Second Quarter
Month	Gas	Oil
	Mcf	Bbl
June	10,241	522
July	18,979	943
August	16,758	1,140
Quarter Total	45,978	2,605
Third Quarter
Month	Gas	Oil
Mcf	Bbl
September	27,230	1,312

Total anticipated revenue from all wells for the quarter ended August 31, 2006 and the month ended September 2006.

Second Quarter
Month	Gas	Oil
	Mcf	Bbl
June	$45,103	$18,949
July	$80,789	$34,247
August	$41,695	$49,318
Quarter Total	$167,587	$102,514
Third Quarter
Month	Gas	Oil
Mcf	Bbl
September	$44,711	$35,753

Financial Analysis

Since we are an early stage energy company concentrating on oil and gas exploration and development; our expenditures consist primarily of geological and engineering services, acquiring mineral leases, exploration and drilling costs and travel. Our expenses also consist of consulting and professional services, employee compensation, legal and accounting and general and administrative expenses which we have incurred in order to address necessary organizational activities.

Cash Requirements

We currently have enough cash on hand to satisfy our administrative needs for the next twelve months. Cash flow from our wells in Louisiana and Texas will increase throughout the next twelve months as production increases. We currently do not have enough cash on hand to fund all of our drilling requirements in Louisiana, Texas and California for the next twelve months.

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

We plan to aggressively pursue exploration and development projects that offer a better than average chance of success. To accomplish these goals will require funds that we currently do not have available to us. Even with the funds generated from the two private placements we conducted this year we feel that we will only have enough cash available for the next nine months of exploration and drilling activity. If we are to participate in all of our planned projects we may need to look at the debt or equity markets for additional funding.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the reporting period, August 31, 2006, the Company's Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange

Act").  Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of August 31, 2006 to ensure timely reporting with the Securities and Exchange Commission.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the preparation of the Company’s financial statements as of August 31, 2006, the Company has concluded that the current system of disclosure controls and procedures was still not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

During its annual audit of our financial statements on one of our unregistered cash accounts, the Independent public accountant received a confirmation from the bank that a specific cash account contained less than what was recorded on the financial statements. After investigation it was found that our President had written a check for $50,000 and had not informed the Company’s Treasurer. The disbursement related to our working interest in an oil and gas project.

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

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the month of July 2006, we conducted a private placement offering of our preferred stock. The placement agent for the offering was Bathgate Capital Partners LLC, a Denver, Colorado based investment bank. We offered units for sale which included one share of convertible preferred stock and two common warrant shares for $3.00 per unit. Gross proceeds from the sale were $4,199,291, which equaled 1,399,765 units. Our net proceeds were $3,651,702 and the placement agent’s fees were $419,929 and non-accountable expense allowance was $125,979. A total of 1,399,765 shares of convertible preferred common stock were issued. Additionally, a total of 2,799,527 warrant shares could be issued from this private placement. These warrant shares will be exercisable at a price of $2.00 per share for a period of five years. The placement agent earned 419,929 warrant shares, which are exercisable at $1.00 per share. These placement agent warrant shares are exercisable for a period of five years. We closed the offering on July 18, 2006.. This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended. All offerees and purchasers in this private placement were accredited investors.

On February 24, 2006 we borrowed $100,000 from a financing company, Genesis Financial Inc., to help finance ongoing operating activities. The term of the loan agreement was for one year at a 10% interest rate. The loan could be converted to unregistered common stock after 61 days from the date of issuance at Genesis’ option. The conversion rate was $0.75 per share. On June 6, 2006, Genesis Financial converted the loan plus interest into unregistered common stock. They were issued 137,023 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.30. Based on the closing price, the value of the principal in the conversion was $306,667.

On March 25, 2005, Robert O’Brien, a shareholder and five percent (5%) control person (at the time), loaned the company $15,000 to meet ongoing operating expenses. On August 30, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 65,168 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.92. Based on the closing price the value of the principal in the conversion was $115,200.

On July 27, 2005, Robert O’Brien, a shareholder and five percent (5%) control person (at the time), loaned the company $12,000 to meet ongoing operating expenses. On August 30, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 51,156 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $1.92. Based on the closing price the value of the principal in the conversion was $92,160.

On August 26, 2005, Robert O’Brien, a shareholder and five percent (5%) control person (at the time), loaned the company $5,000 to meet ongoing operating expenses. On August 30, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 21,216 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $1.92. Based on the closing price the value of the principal in the conversion was $38,400

On August 31, 2006, we issued 250,000 shares of unregistered common stock valued at $1.00 per share for a total of $250,000 to Eric Moe (Our Company CEO and a director). The shares were issued as additional compensation. These shares were valued at $1.00 per share and will be expensed as part of management fees throughout the remainder of the fiscal year. On August 31, 2006, the closing price of our stock was $2.00. Based on the closing price of our stock the value of the transaction was $500,000.

SUBSEQUENT EVENT

On September 22, 2006, we issued to Strike Oil & Minerals, Corp. of Georgetown, TX 72,500 shares of unregistered common stock valued at $1.00 per share as partial payment on the purchase on an additional 8% working interest in the Tuscaloosa Project in NE Louisiana. On September 22, 2006, the closing price of our stock was $1.50. Based on the closing price of our stock the value of the transaction was $108,750.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

On August 9, 2006, we filed an 8-K announcement that Eric L. Moe, our CEO had been appointed to the Board of Directors of Daybreak Oil and Gas, Inc. He became the eighth member of the Board of Directors.

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

Daybreak Oil and Gas, Inc.

(Registrant)

By:  /s/  Eric L. Moe

October 20, 2006

Eric L. Moe

Date

Chief Executive Officer and Director

By:  /s/  Terrence J. Dunne

October 20, 2006

Terrence J. Dunne

Date

Principal Accounting Officer and Director