Form 10QSB
period 2006-11-30
DAYBREAK OIL & GAS INC
filed 2007-01-26
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of December 31, 2006, there were 38,902,490 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

    PAGE

ITEM 1.

Balance Sheets at November 30, 2006 and February 28, 2006

4

Statements of Operations for the Three Month and Nine Month

Periods Ended November 30, 2006 and 2005 and for the period from inception (March 1, 2005) through November 30, 2006

5

Statement of Changes in Stockholders’ Equity at November 30, 2006

6

Statements of Cash Flows for the Nine Month Periods

Ended November 30, 2006 and 2005 and for the period from inception (March

1, 2005) through November 30, 2006

7

Notes to Financial Statements

9

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Plan of Operation

21

ITEM 3.

Controls and Procedures

28

PART II

ITEM 1.

Legal Proceedings

31

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

ITEM 3.

Defaults Upon Senior Securities

32

ITEM 4.

Submission of Matters to a Vote of Security Holders

32

ITEM 5.

Other Information

32

ITEM 6.

Exhibits

33

Signatures

34

PART I

ITEM 1:  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Page

FINANCIAL STATEMENTS:

Balance sheets

4

Statements of operations

5

Statement of changes in stockholders’ equity

6

Statements of cash flows

7-8

Notes to financial statements

9-20

PART I

ITEM 1:  FINANCIAL INFORMATION

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets - Unaudited
	November 30, 2006	February 28, 2006
Assets		(Restated)
CURRENT ASSETS:
Cash	$ 3,398,923	$ 806,027
Certificate of deposit	501,323	-
Accounts receivable	123,285	-
Note receivable	276,000	-
Prepaid expenses and other current assets	107,755	18,583
Deposit on equipment	-	250,000
Total current assets	4,407,286	1,074,610
OIL AND GAS PROPERTIES, net of accumulated depletion, successful efforts method	4,195,434	895,400
NOTE RECEIVABLE – noncurrent portion	533,298
VEHICLES AND EQUIPMENT, net of accumulated depreciation	20,422	-
OTHER ASSETS	1,442,310	-
Total assets	$ 10,598,750	$ 1,970,010
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Account payable and other accrued liabilities	$ 30,206	$ 20,376
Accrued royalty	74,191	-
Operating advances from participants	285,295	-
Convertible debentures net of discount of $658,496 and $1,031,701,respectively	373,205	107,000
Directors fees payable	18,000	-
Interest payable	82,165	8,270
Total current liabilities	863,062	135,646
OTHER LIABILITIES:
Asset retirement obligation	7,518	-
Capital lease obligation	200,000	-
Total liabilities	1,070,580	135,646
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares, $0.001 par value, authorized; 1,399,765 and -0- shares issued and outstanding, respectively	1,400	-
Common stock – 200,000,000 shares, $0.001 par value, authorized; 39,052,490 and 29,458,221 shares issued and outstanding, respectively	39,052	29,458
Additional paid-in capital	15,686,343	4,566,223
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(5,462,590)	(2,025,282)
Total stockholders’ equity	9,528,170	1,834,364
Total liabilities and stockholders’ equity	$ 10,598,750	$ 1,970,010

The accompanying notes are an integral part of this financial statement.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations - Unaudited
					From Inception
					March 1, 2005
	Three Months Ended		Nine Months Ended		Through
	November 30		November 30		November 30,
	2006	2005	2006	2005	2006
REVENUE:
Oil and gas sales	$ 218,590	$ -	$ 488,689	$ -	$ 488,689
OPERATING EXPENSES:
Depreciation and depletion expense	19,884	-	20,920	-	20,920
Production costs	59,736	-	91,669	-	91,669
Legal and accounting	57,897	36,768	188,567	72,329	277,640
Management and director fees	162,965	290,250	2,198,941	439,750	1,887,743
Investor relations fees	68,250	320,245	148,500	466,500	807,950
Exploration and drilling	452,239	58,400	492,644	70,900	848,238
General and administrative	189,613	33,907	379,820	57,867	480,564
Total operating expenses	1,010,584	739,570	3,521,061	1,107,346	4,414,724
LOSS FROM OPERATIONS	(791,994)	(739,570)	(3,032,372)	(1,107,346)	(3,926,035)
OTHER INCOME(EXPENSE):
Interest income	36,517	321	42,107	321	42,469
Dividend income	5,208	-	5,208	-	5,208
Interest expense	(250,881)	-	(452,251)	-	(1,584,232)
Total other income (expense)	209,156	321	(404,936)	321	(1,536,555)
NET LOSS	$ (1,001,150)	$ (739,249)	$ (3,437,308)	$ (1,107,025)	$ (5,462,590)
Cumulative convertible preferred stock dividend requirement	(93,142)	-	(93,142)	-
Deemed dividend – Beneficial conversion feature	-	-	(4,199,295)	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (1,094,292)	$ (739,249)	$ (7,729,745)	$ (1,107,025)

NET LOSS PER COMMON SHARE	$ (0.03)	$ (0.03)	$ (0.21)	$ (0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,031,776	23,471,326	36,082,883	20,997,432

The accompanying notes are an integral part of this financial statement.

DAYBREAK OIL AND GAS, INC.

(An Exploration Stage Company, Date of Inception March 1, 2005)

Statement of Changes in Stockholders’ Equity - Unaudited

	Common Stock		Preferred Stock		Additional Paid-In Capital (Restated)	Accumulated Deficit	Deficit Accumulated During the Exploration Stage (Restated)	Total
	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2006	29,458,221	$29,458	-	$-	$4,566,223	$(736,035)	$(2,025,282)	$1,834,364

Issuance of common stock for:
Cash, net of placement fees	8,027,206	8,027	-	-	5,180,229	-	-	5,188,256
Compensation	600,000	600	-	-	1,289,400	-	-	1,290,000
Services	220,000	220	-	-	154,280	-	-	154,500
Oil and gas properties	150,000	150	-	-	149,850	-	-	150,000

Net loss							(1,797,021)	(1,797,021)
BALANCE, MAY 31, 2006	38,455,427	38,455	-	-	11,339,982	(736,035)	(3,822,303)	6,820,099

Issuance of preferred stock for:
Cash, net of placement fees	-	-	1,399,765	1,400	3,637,301	-	-	3,638,701

Issuance of common stock for:
Compensation	250,000	250	-	-	512,251	-	-	512,501
Conversions of debentures	274,563	275	-	-	136,878	-	-	137,153

Discount for BCF on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-			(4,199,295)	-	-	(4,199,295)
Net loss							(639,137)	(639,137)
BALANCE, AUGUST 31, 2006	38,979,990	38,980	1,399,765	1,400	15,626,412	(736,035)	(4,461,440	10,469,317

Issuance of common stock for:
Oil and gas properties	72,500	72	-	-	72,428			72,500
Private placement costs	-	-	-	-	(12,497)			(12,497)
Net loss							(1,001,150)	(1,001,150)
BALANCE, NOVEMBER 30, 2006	39,052,490	$39,052	1,399,765	$1,400	$15,686,343	$(736,035)	$(5,462,590)	$9,528,170

The accompanying notes are an integral part of this financial statement.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
			From Inception March 1, 2005
	Nine Months Ended		Through
	November 30,		November 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,437,308)	$ (1,107,025)	$ (5,462,590)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	154,500	474,000	778,500
Common stock issued for compensation	1,802,500	415,500	2,533,750
Depreciation and depletion expense	20,920	-	20,920
Amortization of bond discount	373,203	-	373,203
Interest income	(10,816)	-	(10,816)
Changes in assets and liabilities:
Accounts receivable	(123,285)	-	(123,285)
Prepaid expenses and other assets	(89,175)	(171,647)	(107,318)
Deposit on equipment	250,000	-	-
Accounts payable and other accrued liabilities	9,829	129,324	21,835
Royalty payable	74,191	-	74,191
Operating advances from participants	285,295	-	285,295
Directors fees payable	18,000	-	18,000
Interest payable	104,048	4,720	133,529
Net cash used in operating activities	(568,098)	(255,128)	(1,464,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificate of deposit	(500,000)	-	(500,000)
Purchase of reclamation bond	(25,000)	-	(25,000)
Additions to note receivable	(800,000)	-	(800,000)
Increase in oil and gas properties	(3,088,441)	(411,833)	(3,808,841)
Purchase of fixed assets	(22,911)	-	(22,911)
Advances for drilling operations	(1,417,114)	-	(1,417,114)
Net cash used in investing activities	(5,853,466)	(411,833)	(6,573,866)

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
			From Inception March 1, 2005
	Nine Months Ended		Through
	November 30,		November 30,
	2006	2005	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	5,175,760	1,009,500	6,263,264
Proceeds from issuance of preferred stock	3,638,700	-	3,638,700
Capital lease obligation	200,000	-	200,000
Proceeds from borrowings	-	168,821	1,335,520
Net cash provided by financing activities	9,014,460	1,178,321	11,437,484

NET INCREASE IN CASH AND EQUIVALENTS	2,592,896	511,360	3,398,932

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	806,027	91	91

CASH AT END OF PERIOD	$ 3,398,923	$ 511,451	$ 3, 398,923

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for oil and gas properties	$ 222,500	$ 175,000	$ 397,500
Financing costs	-	-	16,500
Conversion of notes payable and accrued interest	137,152	63,065	338,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of this financial statement.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc. under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and gas exploration industry. On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc., to better reflect the business of the Company.

Prior to May 31, 2006, the Company had no recurring source of revenue and the Company has incurred losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans for the continuation of the Company as a going concern include financing the Company’s growth through the use of joint venture agreements, sales of its common stock, or borrowings from investors or financial institutions until our oil and gas prospects create a positive cash flow.  However, there are no assurances as to the overall future success of these plans.  The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10K for the period ending February 28, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10K, have been omitted.

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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Reclamation Bond

Included in other assets at November 30, 2006 is $25,000 which has been pledged to the State of Louisiana in connection with asset retirement obligations for plugging and abandonment and site remediation in Louisiana.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006. There was no impact on the financial statements for the nine months ended November 30, 2006 as a result of the adoption of SFAS 123(R) since the Company has no options issued.

Revenue Recognition

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues. Oil and gas revenues are recognized when production is sold to a purchaser at a determinable price, measured delivery has occurred, and the collection of the revenue is probable.

Environmental Matters and Asset Retirement Obligation

The Company owns and has previously owned mineral property interests on public and private lands in various states in the western United States, on which it has explored for commercial mineral deposits. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

The Company recognizes the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred if a reasonable estimate of fair value can be made.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.

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

Restatements

The Company restated its financial statements in accordance with SFAS No. 154 Accounting Changes and Error Corrections for the twelve months ended February 28, 2006 and for the three and six months ended May 31, 2006 and August 31, 2006 to reflect adjustments in the valuation of (1) certain common stock issued as compensation and (2) warrants issued in connection with the Company’s equity offerings and discount for the beneficial conversion features of its Series A Preferred Stock and convertible debt.

NOTE 3 — GOING CONCERN:

At present, the Company has limited recurring sources of revenue and has incurred losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s growth through the use of either joint venture agreements, sales of its common stock, or borrowings from investors or financial institutions until an oil and gas prospect creates a positive cash flow. However, there are no assurances as to the overall future success of these plans. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 4 – NOTE RECEIVABLE - DRILLING RIG AGREEMENT:

On August 24, 2006 and November 14, 2006, the Company executed promissory note agreements (“Note Agreements”) with Green River Drilling, LLC (“Green River”) to advance funds for the refurbishment of a drilling rig which the Company would have a preferred use for three years on its projects. Through November 30, 2006, the Company advanced $800,000 to Green River.  The $600,000 Note Agreement dated August 24, 2006, provides for annual interest of 8% and payments of $46,000 beginning the latter of December 2006 or the second full month following initial operation and continuing until the note is fully paid.  As of January 2007, operations have not commenced and no payments have been received.  The $200,000 Note Agreement dated November 14, 2006, provides for annual interest of 8% and is due on May 15, 2007.  Additionally, the Company will have the option to purchase a forty-nine percent (49%) interest in Green River for the $800,000 under the Note Agreements.

NOTE 5 — OIL AND GAS PROPERTIES:

At November 30, 2006, the capitalized costs and the locations of the Company’s unproved oil and gas properties were as follows:

Property	Location	Working Interest BPO	Net Revenue Interest BPO	Leasehold Acquisition Costs	Exploratory Drilling Costs	Total Capitalized Costs
East Slopes	California	-	-	$176,196	$75,899	$252,095
Colgrade	Louisiana	19.00%	-	-	71,060	71,060
Krotz Springs	Louisiana	12.50%	9.38%	2,220	75,117	77,337
N Shuteston	Louisiana	50.00%	-	33,538	-	33,538
Project H	Louisiana	15.00%	-	55,125	-	55,125
Tuscaloosa	Louisiana	88.00%	66.00%	1,888,076	1,131,476	3,019,552
Roxie	Mississippi	-	-	5,225	-	5,225
Pearl Prospect	Texas	-	-	125,000	-	125,000
Saxet Field	Texas	19.00%	14.25%	60,867	514,066	574,933
Totals				$2,346,247	$1,867,618	$4,213,865

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 6 — CONVERTIBLE DEBENTURES:

During the year ended February 28, 2006, convertible debentures were issued to various accredited individual investors.  The convertible debentures have a one year maturity date from the date of issuance and are convertible into shares of the Company’s unregistered common stock at conversion prices that were set to equal management’s estimate of the fair value of the Company’s unregistered common stock at the date of issuance.  The holders of the debentures can convert their debentures including accrued interest at their option at any time.  In accordance with EITF 00-27, the Company determined that the debentures had a beneficial conversion feature and recorded a discount of $1,031,701 on the debentures to reflect the beneficial conversion feature. The discount on the convertible debt is being amortized over the life of the debt using the effective interest method.

The Company evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature for consideration of embedded derivatives and concluded that the debt instruments did not have embedded derivatives.

At November 30, 2006, convertible debentures and accrued interest were as follows:

	Expiration Date	Interest Rate	Conversion Price per share	Principal	Accrued Interest
Convertible debentures	January/February 2007	10%	$0.50	$806,700	$67,488
Convertible debentures	February/March 2007	10%	$0.75	225,001	14,677
				1,031,701	82,165
Less: unamortized discount				(658,496)	-
				$373,205	$82,165

NOTE 7 — RELATED PARTY TRANSACTIONS:

Sale and Leaseback of Oil Pipeline

On May 24, 2006, the Company sold and leased back its 40% interest in a gas pipeline in Louisiana to Hooper Oil and Gas Partners, LLC, a company controlled by Keith A. Hooper, a shareholder of the Company, for $200,000.  Under the terms of the agreement, the Company will lease the oil pipeline for $5,000 per quarter until the pipeline is repurchased The Company has a right to repurchase the pipeline for $220,000 between the 6th and 30th month of the lease.  The Company is also required to pay the shareholder a 1% carried working interest on the production of the F-1 Well for the life of the well.   The Company has accounted for this agreement as a capital lease.

Office Lease

The Company rents approximately 800 square feet of office space on a month-to-month basis from an officer of the Company for $700 a month.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 8 — STOCKHOLDERS’ EQUITY:

Preferred Stock Private Placement

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  Of the 10,000,000 shares, the Company has designated 2,400,000 of the shares as “Series A Preferred Stock”, with a $0.001 par value.  During the nine month period ended November 30, 2006, the Company closed on a private placement sale of 1,399,765 units for net proceeds of $3,638,700. Bathgate Capital Partners, of Denver, Colorado was the placement agent.  A son of

Dale Lavigne (the Chairman and a director of the Company) is an employee of Bathgate Capital Partners. Each unit that was sold in the private placement contains one Series A Convertible Preferred share and two Common Stock Purchase Warrants.

Each Series A Convertible Preferred share is convertible into three shares of common stock. The Preferred Shares shall be automatically converted into Conversion Shares, if the Conversion Shares are registered under the Act and at any time after the effective date of the registration statement or the Company’s Common Stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.  The Warrants are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share, subject to anti-dilution provisions. The Company determined that the conversion price of the 2,799,530 warrants issued with the Series A preferred stock was less than the fair market value of the Company’s common stock on the date of issuance. Accordingly, the Company recorded a beneficial conversion feature, or BCF, of $4,199,295 attributable to the fair value of the warrants and the intrinsic value of the conversion feature of the preferred stock.  The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to fair value of the warrants and the intrinsic value of the conversion feature.  In accordance with EITF 00-27, the Company determined that the preferred stock had a beneficial conversion feature and recorded a discount of $4,199,295 to reflect the beneficial conversion feature. The Company also recorded a deemed dividend to reflect the full discount of the value of the warrant and conversion features of $4,199,295.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of $0; expected volatility of 112%; risk-free interest rate of 4.99%; and expected life of 5 years.  As of November 30, 2006, no warrants had been exercised.

The Company evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued):

The relative fair value of the Series A convertible Preferred Shares and the Common Stock Purchase Warrants was as follows:

Description	Shares	Relative Fair Value Amount
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222
Total Proceeds		4,199,295
Placement fees		(560,595)
Net Proceeds		$3,638,700

Common Stock Private Placement

During the nine month period ended November 30, 2006, the Company issued 4,013,602 Investment Units (“Units”) for sale for $1.50 per Unit, through a placement agent, Bathgate Capital Partners. A son of Dale Lavigne (the Chairman and a director of the Company) is an employee of Bathgate Capital Partners.  The Company received gross proceeds of $6,020,404 (net proceeds of $5,175,760 after placement costs) from the sale of the Units.  Each Unit was comprised of two shares of common stock and one redeemable common stock purchase warrant.  Each warrant is exercisable at $2.00 per share of common stock for a period of five years.  The holders of the warrants, at their option, can exercise the warrants on a cashless basis.  The Company may call the warrants for redemption if (a) the average of the closing sale price of our common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act.

The Company has agreed to register the shares on a “best efforts” basis.  If the Company was unable to file the registration statement within the filing timeline, the Company would have had to issue 4,013,602 additional warrants at an exercise price of the lower of (a) the average closing sale price of its common stock for twenty of the thirty trading days immediately preceding the date the registration statement should have been filed, or (b) $1.50 per common share. The Company did file the registration statement within the filing timeline. No additional warrants were required to be issued.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

Description	Shares	Relative Fair Value Amount
Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172
Total Proceeds		6,020,404
Placement fees		(844,644)
Net Proceeds		$5,175,760

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued):

Common Stock Issued for Management and Director Fees

During nine month period ended November 30, 2006, the Company partially compensated three individuals for management services with unregistered common stock for services during the fiscal year from March 1, 2006 through February 28, 2007.  Under SFAS No. 123R the guidelines for recording this compensation suggest the fair value of the shares granted be based on the publicly traded share price of the Company’s registered shares on the date the shares were granted irrespective of the fact that the shares granted were unregistered.

This position has been further clarified by the recent issuance of SFAS No. 157. Accordingly, the Company has elected an early application of these newly enacted guidelines. The Company has issued a total of 850,000 shares of common stock to key officers and directors and compensation expense of $1,802,500 has been recognized.

Common Stock Issued for Investor Relations Fees

During the nine month period ended November 30, 2006, the Board of Directors resolved to partially compensate AnMac Enterprises for Investor Relations services with unregistered common stock.  The stock compensation covers the fiscal year from March 1, 2006 through February 28, 2007.  On May 10, 2006, the Company issued 150,000 unregistered shares for services valued at $150,000 and recorded general and administrative expense for the services.

Common Stock Issued for Convertible Notes and Interest Payable

During the nine month period ended November 30, 2006, the Company issued 274,563 shares of its unregistered common stock upon the conversion of $137,152 of convertible debentures and interest payable.

Common Stock Issued for Oil and Gas Property Interests

During the nine month period ended November 30, 2006, the Company purchased oil and gas properties valued at $150,000 by issuing 150,000 shares of its unregistered common stock. This was for the 40 Mile Coulee project in Alberta, Canada. On December 8, 2006, we repurchased these same 150,000 shares as part of an agreement to release the Company from any further plug and abandon liability related to this project.

During the nine month period ended November 30, 2006, we purchased an additional eight percent (8%) working interest in the Tuscaloosa project in NE Louisiana for $278,383 from Strike Oil & Minerals, Corp. We paid $205,883 in cash and issued 72,500 shares of unregistered common stock to purchase this interest.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 9 – WARRANTS:

Warrants outstanding and exercisable as of November 30, 2006 are:

Description	Number of Shares	Exercise Price	Remaining Life	Exercisable Number of Shares Remaining
Common Stock Offering	4,013,602	$ 2.00	4.5 years	4,013,602
Preferred Stock Offering	1,204,081	$ 2.00	4.5 years	1,204,081
Placement Agent Common Offering	2,799,530	$ 2.00	4.5 years	2,799,530
Placement Agent Preferred Offering	419,930	$ 2.00	4.5 years	419,930
	8,437,143			8,437,143

During the nine months ended November 30, 2006, no warrants were exercised.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 10 – RESTATEMENT:

During the period ended November 30, 2006, the Company concluded that it would need to restate the financial statements for the twelve months ended February 28, 2006 and for the three months ended May 31, 2006 and August 31, 2006 as a result of certain adjustments to these periods for (1) the recorded value of common stock issued to officers and directors; and (2) the value of certain warrants and conversion features of its Series A Preferred Stock offering, its Common Stock offering and its convertible debt instruments to reflect the value of the warrants and beneficial conversion features of these instruments.  The adjustments for compensation expense the value of the warrants and beneficial conversion features resulted from a change in the value of the stock prices used in the valuation of compensation expense, warrants, and the beneficial conversion feature. Previously, management valued these transactions using management’s estimate of the fair value of the unregistered common stock issued or issuable. The adjustments reflected in the restatements use the publicly traded price of the Company’s registered common stock. The adjustments also reflect the value of the compensation expense in the period the stock was granted rather than amortized over the service period as the Company determined such issuances were irrevocable at time of issuance.

The accompanying financial statements for the nine months ended November 30, 2006 have been restated to effect the changes described above. The impact of those adjustments for the twelve months ended February 28, 2006 and the three months ended May 31, 2006 and the six months ended August 31, 2006 are summarized below:

As of February 28, 2006:	As Previously Reported	Adjustments		As Restated
Total current assets	$1,074,610	$-		$1,074,610
Oil and gas properties, net of accumulated depletion, successful efforts method	895,400	-		895,400
Total assets	$1,970,010	-		$1,970,010

Total current liabilities	$1,167,347	$(1,031,701)	(1)$	135,646

Common stock	29,458	-		29,458
Additional paid-in capital	3,534,522	1,031,701	(1)	4,566,223
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,025,282)	-		(2,025,282)
Total stockholders’ equity	802,663	1,031,701		1,834,364
Total liabilities and stockholders’ equity	$1,970,010	$-		$1,970,010

1.  To record the discount on  convertible debentures for beneficial conversion feature

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 10 – RESTATEMENT (Continued)

As of May 31, 2006:	As Previously Reported	Adjustments		As Restated
Total current assets	$5,187,468	$(412,500)	1$	4,774,968
Oil and gas properties, net of accumulated depletion, successful efforts method	2,507,310	-		2,507,310
Total assets	$7,694,778	(412,500)		$7,282,278

Total current liabilities	$231,882	$22,778	[2]$	254,660
Other liabilities	207,519	-		207,519
Total liabilities	439,401	22,778		462,179

Preferred stock	-	-		-
Common stock	38,456	-		38,456
Additional paid-in capital	10,499,981	840,000	3	11,339,981
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,547,025)	(1,275,278)		(3,822,303)
Total stockholders’ equity	7,255,377	(435,278)		6,820,099
Total liabilities and stockholders’ equity	$7,694,778	$(412,500)		$7,282,278

For the three months ended May 31, 2006:	THREE MONTHS ENDED
	As Previously Reported	Adjustments		As Restated
Revenue	$-	$-		$-

Expenses
Legal and accounting	43,354	-		43,354
Management and director fees	196,500	1,252,500	3	1,449,000
Investor relations fees	40,125	-		40,125
General and administrative	215,065	-		215,065
Total expenses	495,044	1,252,500		1,747,544

Loss from operations	(495,044)	(1,252,500)		(1,747,544)

Other expenses:
Interest expense	(26,699)	(22,778)	2	(49,477)

Net loss	$(521,743)	$(1,275,278)		$(1,797,021)
Cumulative convertible preferred stock divided requirement	-	-		-
Deemed dividend – Beneficial conversion feature	-	-		-

Net loss available to common shareholders	$(521,743)	$(1,275,278)		$(1,797,021)

Net loss per common share	$(0.02)	$-		$(0.06)

Weighted-average common shares outstanding	30,684,522	-		30,684,522

1 To recognize compensation on the date of grant for stock issuances

2 To record interest payable for convertible debt using the effective interest rate method

3 To adjust the change in fair market value of stock based management compensation to recognize expense on date of issuance

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 10 – RESTATEMENT (Continued)

As of August 31, 2006:

	As Previously Reported	Adjustments		As Restated
Total current assets	$7,934,597	$(427,464)		$7,507,133
Oil and gas properties, net of accumulated depletion, successful efforts method	3,369,678	-		3,369,678
Vehicles and equipment, net of accumulated depreciation	21,671	-		21,671
Total assets	$11,325,946	(427,464)		$10,898,482

Total current liabilities	$129,446	$92,200	(1)$	221,646
Other liabilities	207,519	-		207,519
Total liabilities	336,965	92,200		429,165

Preferred stock	1,400	-		1,400
Common stock	38,980	-		38,980
Additional paid-in capital	14,523,912	1,102,500	(2)	15,626,411
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,839,276)	(1,622,164)		(4,461,440)
Total stockholders’ equity	10,988,981	(519,664)		10,469,317
Total liabilities and stockholders’ equity	$11,325,946	$(427,464)		$10,898,482

(1) To adjust convertible debt for effective interest rate method

(2) To adjust the change in fair market value of stock based management compensation to recognize expense on date of issuance

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)

Notes to Financial Statements

NOTE 10 – RESTATEMENT (Continued)

For the three and six months ended August 31, 2006:
	THREE MONTHS ENDED				SIX MONTHS ENDED
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
Revenue	$ 270,099	$-		$270,099	$270,099	$-		$270,099

Expenses
Legal and accounting	87,316	-		87,316	130,670	-		130,670
Management and director fees	297,690	277,464	(2)	575,154	494,190	1,529,964	(2)	2,024,154
Investor relations fees	40,125	-		40,125	80,250	-		80,250
Exploration and drilling	72,338	-		72,338	72,338	-		72,338
General and administrative	42,585	-		42,585	257,650	-		257,650
Total expenses	540,054	277,464		817,518	1,035,098	1,529,964		2,656,062

Loss from operations	(269,955)	(313,747)		(547,419)	(764,999)	(1,529,964)		(2,294,963)

Other income and expenses:
Interest income	5,590	-		5,590	5,590	-		5,590
Interest expense	(27,886)	(69,422)	(1)	(97,308)	(54,585)	(92,200)	(1)	(146,785)
Total other income and expenses	(22,296)	(69,422)		(91,718)	(48,995)	(92,200)		(141,195)
Net loss	$ (292,251)	$(346,886)		$(639,137)	$(813,994)	$(1,622,164)		$(2,436,158)

Net loss available to common shareholders	$ (292,251)	$(346,886)		$(639,137)	$(813,994)	$(1,622,164)		$(2,436,158)

Net loss per common share	$ (0.01)	$-		$(0.02)	$(0.02)	$-		$(0.07)

Weighted-average common shares outstanding	38,583,519	-		38,583,519	34,634,021	-		34,634,021

(1) To adjust convertible debt for effective interest rate method

(2) To adjust the change in fair market value of stock based management compensation

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

In February 2005, we undertook a new business direction for the Company as an oil and gas exploration and development company. We have become an early stage exploration and development company currently developing prospects in Louisiana, Texas and California. In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc. Our trading symbol continues to be DBRM.

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

To date, we have drilled one successful exploratory well in Louisiana. We have been selling production from that well since June 17, 2006. In November and December 2006, we and our partners drilled two more wells in Louisiana. Those wells are scheduled for completion in the near future. Additionally, we have re-entered five wells in Texas. Of those five in Corpus Christi, Texas, three have been successful and are currently flowing. The other two wells are being planned for use as salt water disposal wells. Funding for these activities has been primarily accomplished through (1) loans from our directors, shareholders and others and (2) the sales of our common and preferred stock through Rule 506 Regulation D private placement offerings.

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

Summary

Drilling Rig

One of the first obstacles we encountered in drilling our oil and gas projects in Texas or Louisiana was the availability of drilling rigs. There is a severe shortage of drilling rigs throughout North America for a number of reasons. Waiting periods of one year or more are not unusual, especially because of increased demand for the rigs with high energy prices.

On August 24, 2006, we were able to finalize an agreement for the use of a drilling rig on our projects in Louisiana. We have advanced $800,000 to Green River Drilling, LLC of Venus, Texas, for the refurbishment of a drilling rig. We will have the exclusive use of this drilling rig for three years. Additionally, we will have the option to purchase a forty-nine percent (49%) interest in Green River Drilling in exchange for the $800,000 refurbishing advance.

This drilling rig is capable of drilling to a 9,500 foot depth and we expected to be utilizing this drilling rig during the first quarter of the upcoming fiscal year to drill wells in the Tuscaloosa Project in northeastern Louisiana.

Projects

All of our projects are joint ventures with a variety of individuals and companies from the United States and Canada. We currently do not have any proved reserves of either oil or gas.

Louisiana

Franklin and Tensas Parishes. Known as the Tuscaloosa Project, this exploration project is targeting the Basal Tuscaloosa Sand from between 8,000 and 9,500 feet in depth.  We and our partners have access to a 3-D seismic survey covering an Area of Mutual Interest (“AMI”) of 55 square miles. We have identified five potential drilling locations, some having multi-zone potential. Through five different transactions, we have jointly acquired leases on approximately 21,726 net undeveloped acres within the AMI. This project is considered to be primarily a gas play with some condensate and oil production. In the agreement with our drilling partners, Daybreak has an eighty-eight percent (88%) working interest in the first well on each location. For additional wells and pipeline costs we have a forty-eight percent (48%) working interest.

In January 2006, Daybreak and our partners drilled the Tensas Farms et al F-1 well in Tensas Parish. The well was completed and placed into production on June 17, 2006. The well location, referred to as the “F” Prospect has three additional development locations we are planning on drilling to fully develop the reserves. We have contributed $2,905,250 to this project as of November 30, 2006, in leasehold, drilling, completion and pipeline costs.

In May 2006, we financed our interest in the gas pipeline that is connected to the “F-1” well. This financing agreement was with Hooper Oil and Gas Partners, LLC, a company controlled by Keith A. Hooper who is a Daybreak shareholder. This financing arrangement was for $200,000. The agreement gives us an option to pay off the financing of the pipeline for $220,000 sometime between November, 2006 and November, 2008. The agreement requires us to make a quarterly $5,000 payment until the pipeline is repurchased. Additionally, we are required to pay one percent of Daybreak’s net revenue from the F-1 well for the life of the well.

In September, 2006 we successfully completed the acquisition of an additional eight percent (8%) working interest in the Tuscaloosa Project. Daybreak now has a net working interest of forty-eight percent (48%) in the key acreage.

In November and December of 2006, Daybreak and our partners drilled the Tensas Farms et al “F-3” well. The well is located about a mile and one-half from the “F-1”well. We plan to complete the well in the fourth quarter of this fiscal year. Well logs indicate twenty-two (22) feet of hydrocarbon pay. We have a forty-eight percent (48%) working interest in this well.

In December 2006, Daybreak and our partners drilled the Tensas Farms et al “B-1” well. The well is located about a mile and one-half from the “F-1”. We plan to complete the well in the fourth quarter of this fiscal year. Well logs indicate thirty (30) feet of hydrocarbon pay. We have an eighty-eight percent (88%) working interest in this well.

Well Production and Revenue

The Tensas Farms “F-1” well has produced at the following levels since being placed into production on June 17, 2006. During the second quarter, the production of the well was reduced because of a technical issue with the operation of the well. This issue was not resolved as quickly as originally planned and this well was shut in on November 20, 2006. We are planning to have this technical issue resolved during the fourth quarter of this year so that the production can be resumed. In the following tables “Mcf” represents a thousand cubic feet of gas and “Bbl” represents barrels of oil.

	Oil		Gas		Total
Month	Bbl	Dollars	Mcf	Dollars	Dollars
June	-	-	11,240	44,242	44,242
July	1,465	61,618	20,213	79,235	140,853
August	1,351	56,087	9,520	45,255	101,342
September	860	31,571	5,751	26,517	58,088
October	1,036	33,927	5,093	13,175	47,102
November	511	16,590	2,511	12,151	28,741
Totals	5,223	$199,793	54,328	$220,575	$420,368

Production Costs

We pay eighty-eight percent (88%) of the monthly production costs on the F-1 well. Our share of these costs for the months of August, September, October and November 2006 were $31,933, $26,764, $32,972 and $33,042 respectively. These costs are expected to decrease after the technical issue with the well is resolved in January of 2007.

Outlook

On November 1, 2006, we became the operator of record for the Tuscaloosa Project. We have drilled an additional well on the “F” location to develop the estimated reserves. This well is called the “F-3” and is scheduled for completion in the fourth quarter of our current fiscal year.

Additionally, in December we drilled an exploratory well on the “B” location site. This well is the “B-1” and will also be completed before the end of our current fiscal year. We plan on drilling both more exploratory and developmental wells in the Tuscaloosa Project throughout the next fiscal year. The funding for the drilling of additional wells will come from cash reserves and joint venture partners.

As of November 30, 2006, we have spent $4,615,944 in leasehold, drilling, completion, pipeline and production costs associated with this entire project.

St. Landry Parish. The Krotz Springs Prospect is primarily a deep gas play around 11,000 feet. We have jointly leased 9,600 acres in this prospect. We have access to a 3-D interpretation that shows potential gas reserves in the Third Cockfield Sand. Drilling precautions will be taken because of a history of hydrocarbon reservoirs being under high pressure in this area. We paid a prospect fee of $24,720 to participate in this project. Drilling started on January 8, 2007. The estimated drilling time because of the depth, high pressure and directional drilling is thirty days. As of November 30, 20006 we have spent $26,470 in leasehold and seismic costs associated with this project. Daybreak is the operator of this project, until we complete drilling. At that time the operator will become the unit operator.

In the North Shuteston prospect with our partners, we have jointly leased 318 acres. We are the operator of record for this project. We plan to test a low risk 3-D seismic supported shallow amplitude anomaly at a depth of 2,300 feet. This anomaly is located in a Miocene Age Sand. Drilling and land costs are estimated to be about $563,000 with completion and well site facilities about another $502,000. As of November 30, 2006, we have spent $42,464 in leasehold and seismic costs associated with this project.

Avoyelles Parish. This Prospect is a Cretaceous target positioned beneath an existing oilfield that has already produced over 28 million barrels of oil.  This project will initially focus on the redrilling of the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk. Plans call for a 3-D seismic survey covering about 36 square miles. Project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $8,000,000 for drilling the first well. This is primarily a deep gas play. As of November 30, 2006, we have spent $58,625 in leasehold and seismic costs associated with this project.

Texas

Nueces County. In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep (“Saxet”) Field on a developed 320 acre lease. The Saxet Field has previously been produced as an oil field. The project is within the city limits of Corpus Christi, Texas. Daybreak is not the operator on this project. We have a nineteen percent (19%) working interest subject to a fourteen and twenty-five hundredths percent (14.25%) net revenue interest in this total project.

On May 1, 2006, we started the re-work of the first well, the Weil 8-C well. This well was successfully completed and placed into production on August 18, 2006. Since then we have re-entered four other wells in this field. A total of three wells have become productive. The other two wells are being used as salt water disposal wells.

Well Production and Revenue

The total production and revenue from all of the Weil lease wells since August 18, 2006 is shown below. In the following table “Mcf” represents a thousand cubic feet of gas and “Bbl” represents barrels of oil. The revenue shown below is anticipated revenue. We will receive the actual revenue in January of 2007. We are planning to complete the rework of the other two wells in this project before the end of the fiscal year. As of November 30, 2006, we have spent $574,933 in leasehold, drilling, completion and pipeline costs associated with this project.

	Oil		Gas		Total
Month	Bbl	Dollars	Mcf	Dollars	Dollars
August	137	1,666	7,793	8,530	10,196
September	147	1,216	21,634	16,252	17,468
October	225	2,427	26,202	12,257	14,684
November	220	2,421	29,424	23,553	25,974
Totals	729	$ 7,730	85,053	$ 60,592	$68,322

Outlook

Since we started this re-work project two more potential wells were added to this project bringing the total wells to seven (7). We plan on completing the final two wells from the initial five re-entry wells before the end of the current fiscal year.

Caldwell County.  On January 31, 2006, we agreed to jointly redevelop an existing oilfield in the Upper Gulf Coast of Texas. The target is the Edwards Limestone area. We anticipated having three horizontal wells and one salt water disposal well in the first set of wells. We planned on finding joint venture partners to complete funding of this project. We have been to fund this project and our option on this project has expired as of December 31, 2006.

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

California

Kern and Tulare Counties. In May 2005, we agreed to jointly explore an Area of Mutual Interest (“AMI”) in the southeastern part of the San Joaquin Basin. We initially paid a $12,500 fee to secure the project and the geological concepts. Our agreement calls for us to also pay another $5,000 fee upon the completion of each sub-regional lead that is developed for 3-D seismic survey. Additionally, we will pay another $5,000 fee upon the spud of the first well in each prospect area.

Eight prospect areas have been identified and we are actively leasing lands in six of those areas. We have now jointly leased about 25,633 undeveloped acres. We anticipate running seismic surveys within the next fiscal quarter in two of the prospect areas. We are planning to drill at least two wells in each prospect area. As of November 30, 2006, we have spent $232,757 in leasehold and seismic costs associated with this project.

Alabama

Choctaw County. In the third quarter of this fiscal year we became involved in a re-work project with an existing oil field that produces heavy crude oil. There are currently five (5) producing oil wells with a total production of ninety (90) BOPD (Barrels of Oil per Day). Future plans are to re-work a number of wells that have been shut in. We plan to increase our working interest percentage in the field throughout the remainder of the current fiscal year. We will receive production revenue from January 2007 forward.

Canada

Alberta, Province. In June 2006, we acquired an interest in a project known as the Forty Mile Coulee, located in South Central Alberta, Canada, near the Alberta Badlands. The target is the Sunburst formation. We paid 150,000 shares of unregistered common stock (valued at $150,000) for our interest. We paid $61,960 in additional drilling costs for this project. This well was logged and then it was decided to abandon the well because of water encroachment. Accordingly, we will recognize $253,500 of dry hole expense in our financial statements in the fourth quarter of the current fiscal year.

In December 2006, we bought back the 150,000 shares that had been issued to Big Sky Western Canada for $150,000, which was the issued value. We did this as part of an agreement whereby we were released from any future plug and abandon liability related to this project.

Summary Operating Data

The following tables present an unaudited summary of production totals and anticipated revenues for the periods indicated. Again, in the following tables “Mcf” represents thousand cubic feet of gas and “Bbl” represents barrels of oil.

	Oil		Gas		Total
Month	Bbl	Dollars	Mcf	Dollars	Dollars
June	0	0	11,240	44,242	44,242
July	1,465	61,618	20,213	79,235	140,853
August	1,488	57,753	17,313	53,785	111,538
September	1,007	32,787	27,385	42,769	75,556
October	1,261	36,354	31,295	25,432	61,786
November	731	19,011	31,935	35,704	54,715
Totals	5,952	$207,523	139,381	$281,167	$488,690

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

Cash Requirements

We currently have enough cash on hand to satisfy our administrative needs for the next twelve months. Cash flows from our wells in Louisiana and Texas are expected to increase throughout the next twelve months as production increases. We currently do not have enough cash on hand to fund all of our drilling requirements in Louisiana, Texas and California for the next twelve months. We are therefore looking at joint venture agreements to help fund our drilling programs in the next twelve months.

Employees

We currently have three employees, Eric L. Moe, our Chief Executive Officer; Bennett W. Anderson, our Chief Operating Officer and Thomas C. Kilbourne, our Treasurer. We anticipate adding at least one more administrative staff position in the next twelve months. We utilize consultants as much as possible to meet our needs in the field or for special projects.

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

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholders. Currently, this has been the only method available to create the cash flow necessary to fund the growth of our company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the reporting period, November 30, 2006, the Company's Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act").  Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of November 30, 2006 to ensure timely reporting with the Securities and Exchange Commission.

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

During the preparation of the Company’s financial statements as of November 30, 2006, the Company has concluded that the current system of disclosure controls and procedures was still not effective because of the internal control weaknesses identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, our controls (1) failed to ensure that material contracts were thoroughly reviewed by management prior to execution; (2) that common stock transactions were properly disclosed in a timely manner on Form 8-K Current Reports under the applicable rules and regulations required by law; (3) that common shares were issued in a timely manner; (4) valuation of warrants and other financial instruments and (5) that a periodic reconciliation had been done on all of the cash accounts.

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

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the month of July 2006, we conducted a private placement offering of our preferred stock. The placement agent for the offering was Bathgate Capital Partners LLC, a Denver, Colorado based investment bank. We offered units for sale which included one share of convertible preferred stock and two common warrant shares for $3.00 per unit. Gross proceeds from the sale were $4,199,291, which equaled 1,399,765 units. Our net proceeds were $3,651,702 and the placement agent’s fees were $419,929 and non-accountable expense allowance was $125,979. A total of 1,399,765 shares of convertible preferred common stock were issued. Additionally, a total of 2,799,527 warrant shares could be issued from this private placement. These warrant shares will be exercisable at a price of $2.00 per share for a period of five years. The placement agent earned 419,929 warrant shares, which are exercisable at $1.00 per share. These placement agent warrant shares are exercisable for a period of five years. We closed the offering on July 18, 2006. This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended. All offerees and purchasers in this private placement were accredited investors.

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

On August 26, 2005, Robert O’Brien, a shareholder and five percent (5%) control person (at the time), loaned the company $5,000 to meet ongoing operating expenses. On August 30, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 21,216 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $1.92. Based on the closing price the value of the principal in the conversion was $38,400.

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

On September 22, 2006, we purchased an additional eight percent (8%) working interest in the Tuscaloosa Project in NE Louisiana for $278,383 from Strike Oil & Minerals, Corp. We paid $205,883 in cash and issued 72,500 shares of unregistered common stock to purchase this interest. On September 22, 2006, the closing price of our stock was $1.50. Based on the closing price of our stock the value of the stock transaction was $108,750.

On December 8, 2006, we repurchased and cancelled 150,000 shares of our unregistered common stock from Big Sky Western Canada of Calgary, Alberta, Canada. The repurchase of these shares originally issued on May 31, 2006 was part of an agreement whereby we were released from any future plug and abandon liabilities related to the 40 Mile Coulee Project in Alberta, Canada. We paid $1.00 per share for the 150,000 common shares. This was the same price at which the shares were originally valued at when they were issued on May 31, 2006. We completed this repurchase as part of an agreement whereby we were released from any future plug and abandon liability related to the 40 Mile Coulee Project in Alberta, Canada. It had been determined that this well was not commercially producible because of water encroachment.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

On January 8, 2007, we filed an 8-K report that Tim R. Lindsey, had been appointed to the Board of Directors of Daybreak Oil and Gas, Inc. He became the ninth member of the Board of Directors.

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

Daybreak Oil and Gas, Inc.

(Registrant)

By:  /s/  Eric L. Moe

January 24, 2007

Eric L. Moe

Date

Chief Executive Officer,

By:  /s/  Terrance J. Dunne

January 24, 2007

Terrance J. Dunne

Date

Principal Accounting Officer,