Form 10KSB
period 2007-02-28
DAYBREAK OIL & GAS INC
filed 2007-09-21
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to _______

Commission file number 000-50107

DAYBREAK OIL AND GAS, INC.
(Name of small business issuer in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1012, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 232-7674

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       ☐

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
Yes ☐                                No ☑

The registrant’s revenues for its most recent fiscal year were $629,345.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.50 on September 14, 2007, as reported by the Over the Counter Bulletin Board was $16,576,211.

At September 14, 2007, the registrant had 41,171,299 outstanding shares of $0.001 par value common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We believe that some statements contained in this Prospectus relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:

  Our future operating results,
  Our future capital expenditures,
  Our expansion and growth of operations, and
  Our future investments in and acquisitions of oil and natural gas properties.

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments.  However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes.  Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements.  Factors that might cause such a difference include:

  General economic and business conditions,
  Exposure to market risks in our financial instruments,
  Fluctuations in worldwide prices and demand for oil and natural gas,
  Fluctuations in the levels of our oil and natural gas exploration and development activities,
  Risks associated with oil and natural gas exploration and development activities,
  Competition for raw materials and customers in the oil and natural gas industry,
  Technological changes and developments in the oil and natural gas industry,
  Regulatory uncertainties and potential environmental liabilities,
  Additional matters discussed under “Risk Factors.”

PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” “Daybreak,” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc. The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc. By the late 1950s, the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In May 1964, to reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. The trading symbol for the Company became DBRM.

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

Overview

Effective March 1, 2005, we undertook a new business direction for the Company as an exploration and development company in the oil and gas industry. As of this date, we have become an early stage energy company. Currently, we are developing prospects in Alabama, California, Louisiana and Texas. In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc. Our trading symbol continues to be DBRM.

We are actively pursuing oil and gas opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Our prospects are generally brought to us by other oil and gas companies or individuals.  We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project.  We are currently developing projects that have a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk of success, but that may also have a large return.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In November 2006, we became the operator of our Tuscaloosa project located in northeast Louisiana. In June 2007, we became the operator of the East Gilbertown Field in Choctaw County, Alabama. By being the operator on oil and gas projects, we are more directly in control of the costs of drilling, completion and production on our projects. Additionally, by being the operator, we are increasing the expertise of Daybreak personnel in the oil and gas industry. In the past, we have always relied on others for drilling, delivering any gas or oil we discover, and negotiating all sales contracts.

To date, we have drilled seven “exploratory wells” (wells drilled to discover new oil or gas reservoirs in an unproved area); one developmental well (a well drilled within the proved area of an oil or gas reservoir to a depth known to be productive); and five “re-entry wells” (wells that were previously plugged or abandoned, but will now have the cement abandonment plugs drilled out of the original borehole to test potential zones of production). One exploratory well in northeast Louisiana was successfully completed and commenced production on June 17, 2006.  This is the Tensas Farms et al “F-1” well.

Two other exploratory wells, (the Tensas Farms et al “F-3” and the Tensas Farms et al “B-1”)  located in Louisiana on the Tuscaloosa Project were drilled in November and December of 2006.  The “F-3” well has been completed and has been producing since March 2007. An initial completion was attempted on the “B-1” well, but the well has not been placed into production.  The B-1 log information is being reviewed and the well may require stimulation to achieve acceptable flow rates.

The development well was drilled in the Krotz Springs Field and commercial production began in May of 2007. The other four exploratory wells were drilled in Texas (1) in December of 2005; in Alberta, Canada (1) in June 2006, and in central Louisiana (2) in December 2006 and May 2007, were dry holes (a well that does not encounter commercial amounts of gas or oil).

We purchased our interest in the Saxet Field in Corpus Christi, Texas in November 2005 and commenced activities to re-enter five of the existing wells on this property in May 2006.  Of the five re-entry wells, three have been successful and are currently producing oil and/or natural gas.  The other two re-entry wells are being used as salt water disposal wells.

We acquired our interest in the East Gilbertown Field in Alabama in December 2006, and have participated in the workover of three wells, resulting in an increase in the average daily production of this field.

During the fiscal year ended February 28, 2007, we have received net production revenue of $477,224 from our Louisiana wells in the Tuscaloosa Project; $150,910 from our Texas wells in the Saxet Field; and $1,211 from our wells in Alabama at the Gilbertown Field. Funding for these activities has been primarily accomplished through (1) loans from our directors, shareholders and others and (2) the sales of our common and preferred stock through Rule 506 Regulation D private placement offerings.  Net positive cash flow from completed producing wells is expected to increase in the current fiscal year.

Historical Business Development

In September 2001, the Board of Directors authorized a private placement of the Company’s common stock to raise $55,000. Additionally, our shareholders approved increasing the authorized common stock of the Company to 200,000,000 shares and also authorized the creation of 10,000,000 shares of preferred stock.

In July of 2003, a private placement was conducted to raise an additional $25,000. The proceeds of the offering were utilized to pay expenses relating to the Company’s ongoing reporting requirements under the Securities Exchange Act of 1934.

In May of 2004, the Company’s stock moved from being quoted on the “pink sheet” market to the “OTC” (over-the-counter) bulletin board market.

Effective March 1, 2005, we undertook a new business direction for the Company as an exploration and development company in the oil and gas industry. As of this date, we became an exploration stage energy company.

Between March 22, 2005 and August 31, 2005, we borrowed a total of $168,821 from six officers, directors or shareholders to fund operating capital needs.

In April of 2005, we signed two oil and gas exploration and development agreements for exploration projects located in Texas (Ginny South and Pearl Projects).

From June through December 2005, we conducted a private placement of our common stock. The proceeds were used to pay for lease, exploration and drilling expenses of the Company as well as working capital.  Net proceeds to the Company were $1,087,500.

In July 2005, we entered into an exploration agreement with an industry partner and three Geotechnical professionals to jointly develop an AMI (Area of Mutual Interest) located in the San Joaquin Basin of California (East Slopes Project).

In September 2005, we entered into an exploration agreement to jointly develop an AMI located in northeast Louisiana (Tuscaloosa Project).

In November 2005, we agreed to participate in a five well re-entry program in the Saxet Deep Field in Corpus Christi, Texas.

In December 2005, drilling equipment for our first well finally moved onsite in San Patricio County, Texas. We had encountered many delays in the start of this project including the arrival of both Hurricanes Katrina and Rita.

In December 2005, we borrowed $60,000 to help finance exploration activities as well as increase operating capital.

In January 2006, drilling equipment moved onsite at our second drilling project. This was the Tensas Farms et al “F-1” location on the Tuscaloosa Project in NE Louisiana. Additionally in January, a seventh director was appointed to the Board of Directors. This individual was Terrence Dunne, an existing shareholder and 10% control person at the time.

Between January 25, 2006 and February 8, 2006, we borrowed a total of $806,700 from seven shareholders to help finance exploration activities as well as increase operating capital.

Between February 24, 2006 and March 6, 2006, we borrowed $325,001 from four shareholders to meet operating capital needs.

On March 8, 2006, we and our partners purchased a 50% mineral right interest in 28,000 acres that were located within the original AMI of the Tuscaloosa Project located in NE Louisiana.

From March through May 2006, we conducted a private placement of our common stock that raised net proceeds of $5,188,257 for use in lease, exploration, drilling and to meet working capital needs.

On March 30, 2006, we agreed to jointly participate in an exploration project at the Krotz Springs Field located in St. Landry Parish, Louisiana.

In May 2006, we started the first re-entry of five wells in the Saxet Deep Field near the Corpus Christi, Texas airport. We also agreed to jointly participate in an exploration projects located in St. Landry Parish, Louisiana (North Shuteston) and in Alberta, Canada (40 Mile Coulee). In an effort to conserve cash flow, we financed our 40% ownership in the pipeline that is connected to the “F-1” well on the Tuscaloosa Project in NE Louisiana.

In July 2006, we conducted a private placement of our preferred stock that raised net proceeds of $3,626,204 for use in lease, exploration, drilling and to meet working capital needs.

In August 2006, we finalized an agreement with Green River Drilling of Venus, Texas, for the refurbishment of a drilling rig that Daybreak would have a right for the exclusive use of the drilling rig for a three year period. From August through November 2006, we advanced Green River $800,000 for the refurbishment of the rig. In May 2007, Green River sold the drilling rig and the advanced funds plus interest were returned to Daybreak. Additionally in August, an eighth director was appointed to the Board of Directors. This individual was Eric Moe, our Chief Executive Officer.

In December 2006, we agreed to jointly participate in an oilfield re-entry project in East Gilbertown Field located in Choctaw County, Alabama. Additionally, we drilled two more exploratory wells located in Tensas and Franklin Parishes, Louisiana. The “F-3” well (Tensas Parish) has been completed and has been producing since March 2007. The “B-1” well (Franklin Parish) was completed, but has not yet been placed into production.  The well log information is being reviewed and the well may require stimulation to achieve acceptable flow rates.

In January 2007, we commenced drilling of the Haas-Hirsch No. 1 well located in the Krotz Springs Field in St. Landry Parish, Louisiana. This well was perforated and opened to testing in May 2007. Additionally in January, a ninth director was appointed to the Board of Directors. This individual was Tim Lindsey, who has over thirty years experience in global oil and gas exploration, production, technology and business development.

In May 2007, we commenced procedures to attempt to resolve mechanical problems associated with the Tuscaloosa Project “F-1” well.  Our efforts resulted in the successful re-establishment of production from this well in mid-July 2007.  However, as a result of an issue encountered with the gas sales agreement covering this well, the F-3 well and the pipeline connected to both of these wells, both the F-1 well and the F-3 well were, in late July 2007,  temporarily shut in pending resolution of the sales contract issues and/or the securing of an alternative market for the natural gas produced by these two wells.

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

Significant Customers

At each of our property locations in Alabama, Louisiana and Texas, we have oil and gas sales contracts with one dominant purchaser in each respective area.  Due to the availability of distribution pipelines or sole distributors, we do not have the option of choosing to whom we will sell our oil and gas products. If these purchasers should not be able to resell their products or if they lose a sales contract then we might not have a market for our products.

In the case of the Tuscaloosa project, both the F-1 well and the F-3 well have previously supplied gas to a single customer pursuant to a gas supply agreement.  As a result of an issue encountered with the gas sales agreement covering the F-1 well, the F-3 well and the pipeline connected to these wells, both the F-1 well and the F-3 well were, in August 2007, temporarily shut-in pending resolution of the sales contract issues and/or the securing of an alternative market for the natural gas produced by these two wells.  In combination, these two wells contributed approximately 75% of total revenues during the fiscal year ended February 28, 2007.

Title to Properties

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them.  However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well.  To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense.  If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property.  We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements, and restrictions.

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

RISK FACTORS

The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in our securities. An investment in these securities involves substantial risks.  If any of the following risks actually occur, our financial condition and our results of operations could be materially and adversely affected.  Additional risks and uncertainties not presently known to us may also impair our business operations.  In any such case, the trading price of our common stock could decline, and you could lose all, or a part, of your investment.

Risks related to investment in our Company

Our auditors have expressed an opinion that our significant operating losses raise substantial doubt about our ability to continue as a going concern

The Company’s financial statements for the year ended February 28, 2007 and 2006, have been audited by our current independent registered public accountant. Both of these reports include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern.  The report also states that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  If the Company cannot continue as a going concern, your investment in the Company could become devalued or worthless.

The Company reported a net loss of $8,392,030 for the fiscal year ended February 28, 2007, and a cumulative net loss from inception through February 28, 2007 of $12,864,071.

We are an early stage oil and gas exploration company with a limited operating history on which to base an investment decision

We have a limited history of oil and gas production and have minimal proven reserves.  To date, we have had limited revenues and have not yet generated positive earnings.  The Company cannot provide any assurances that we will ever operate profitability.  As a result of our limited operating history, we are more susceptible to business risks.  These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

The resale of shares offered in private placements could depress the value of the shares.

Shares of the Company’s Common Stock have been offered and sold in private placements at significant discounts to the trading price of the common stock at the time of the offering.  Sales of substantial amounts of common stock eligible for future sale in the public market, or the availability of shares for sale, including shares issued upon exercise of outstanding warrants, could adversely affect the prevailing market price of our common stock and our ability to raise capital by an offering of equity securities.

If we are unable to obtain additional capital we will not be able to fund all drilling projects that we have committed to for the next twelve months

Although our first well commenced production on June 17, 2006, we have generated limited revenue from operations.  We are dependent upon our ability to raise additional capital over the next twelve months to meet future drilling commitments.  There is no guarantee that we will be successful in our efforts in the debt and equity markets to raise the funds necessary to fund these commitments.  If we are unable to raise the additional funds, we will be unable to proceed with these planned drilling projects.

We have paid our officers and directors significant amounts in the form of salaries, consulting fees, and stock which could have an adverse affect on our net operating results and earnings per share

In our fiscal year ending February 28, 2006, we paid our officers and directors a total of $60,050 in cash for services.  During this same period, we granted these individuals 2,783,000 shares of  unregistered common stock with a fair value of $2,010,730 at the grant date for services.

For the fiscal year ended February 28, 2007, we paid our officers and director a total of $553,941 in cash for services.  During this same period, we granted these individuals 1,050,000 shares of unregistered common stock with a fair value of $2,206,500 at the grant date for services.

These payments were all approved by the Compensation Committee of the Board of Directors.  The Compensation Committee approved these payments and salaries after conducting an analysis of salaries paid to individuals who perform similar functions in comparably-sized companies.  The Board of Directors has the power to approve the payment of salaries and bonuses without receiving approval of the shareholders.  All compensation payments are accounted for as administrative expenses.  These compensation payments have had, and may continue to have, an adverse impact on our net results from operations, and earnings (or losses) per share.

We are an exploration stage company implementing a new business plan making it difficult to evaluate our chance for success

We are an exploration stage company with a limited operating history upon which to base an evaluation of our current business and future prospects.  We started in the oil and gas exploration and development industry in March of 2005.  We are in the early stages of the implementation of our business plan.  Based on this limited history, investors do not have a proven basis to determine the probability of our business success.

The oil and gas business is highly competitive placing us at an operating disadvantage

We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing.  We base our preliminary decisions regarding the acquisition of any oil and or gas prospect and undertaking drilling ventures upon general and inferred geology.  This public information is also available to our competitors.

In addition, we compete with large oil and gas companies which have longer operating histories and greater financial resources than we do.  These larger competitors, by reason of their size and greater financial strength, can more easily:

  access capital markets;
  recruit more qualified personnel;
  absorb the burden of any changes in laws and regulation in applicable jurisdictions;
  handle longer periods of reduced prices of gas and oil.
These disadvantages could create negative results for our business plan and future operations.

We cannot guarantee financial results, making it more difficult to raise additional capital

Since our inception, we have suffered recurring losses from operations and have depended on external financing to sustain our operations.  During the year ended February 28, 2007, we reported a net loss of $8,392,030. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.  Potential investors may be dissuaded from investing in the Company based on historical results.

Our ability to reach and maintain profitable operating results is dependant on our ability to find, acquire, and develop oil and gas properties

Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable.  Without successful exploration and acquisition activities, we will not be able to develop reserves or generate revenues to achieve and maintain profitable operating results.  No assurance can be given that we will be able to find, acquire or develop these reserves on acceptable terms.  We also cannot assure that commercial quantities of oil and gas deposits will be discovered that are sufficient to enable us to recover our exploration and development costs.  Although our Company’s President has significant experience in the oil and gas industry, we do not have an established history of locating and developing properties that have economically feasible oil and gas reserves.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund

We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan.  Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.

We need to rely on external sources of financing to meet the capital requirements associated with the development of our current properties and the expansion of our oil and gas operations.  We plan to obtain the funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We also intend to make offers to acquire oil and gas properties in the ordinary course of our business.  If these offers are accepted, our capital needs will increase substantially.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties.  In addition, without the necessary funding, we may default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

When we make the determination to invest in oil or gas properties we rely upon geological and engineering estimates which involve a high level of uncertainty

Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location.  This data is also used to determine whether oil and natural gas are recoverable from a reservoir.  Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion.

The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties.  The probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ materially from estimates.  Accordingly, reserve estimates may be subject to downward adjustment.  Actual production, revenue and expenditures will likely vary from estimates, and such variances may be material.

Our financial condition will deteriorate if we are unable to retain our interests in our leased oil and gas properties

All of our properties are held under interests in oil and gas mineral leases.  If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire.  We cannot assure you that we will be able to meet our obligations under each lease.  The termination or expiration of our “working interests” (Interests created by the execution of an oil and gas lease) relating to these leases would impair our financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases.  We may not be able to obtain any such additional funds on terms acceptable to us, or at all.

Title deficiencies could render our oil and gas leases worthless; thus damaging the financial condition of the business

The existence of a material title deficiency can render a lease worthless, resulting in a large expense to our business.  We rely upon the judgment of oil and gas lease brokers who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest.  This is a customary practice in the oil and gas industry.

We anticipate that we, or the person or company acting as “operator” (the individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease, usually pursuant to the terms of a joint operating agreement among the various parties owning the working interest in the well) on the properties that we lease, will examine title prior to any well being drilled.  Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise.  Such deficiencies may render some leases worthless, negatively impacting the financial condition of the Company.

Reliance on certain third party vendors for outsourced services could be detrimental to our business plan

To maximize the use of our otherwise limited capital and human resources, we intend to rely on third party vendors for outsourced drilling, exploration and other operational services.  This practice could allow us to achieve cost savings and operational efficiencies.  However, the use of outsourced resources could expose us to greater risk should we be unable to source critical vendors on a cost budgeted and timely basis.

Furthermore, the use of outsourced resources could minimize our ability to control the work product and accountability of such vendors.  If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, our business plan will be adversely affected.

If we as operators, or our operators of our oil and gas projects fail to maintain adequate insurance, our business could be exposed to significant losses

Our oil and gas projects are subject to risks inherent in the oil and gas industry.  These risks involve explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental issues.  These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage.  As protection against these operating hazards we maintain insurance coverage to include physical damage and comprehensive general liability.  However, we are not fully insured in all aspects of our business.  For projects in which we function as the operator, the occurrence of a significant event against which we are not adequately covered by insurance could have a material adverse effect on our financial position.

In the projects in which we are not the operator, we require the operator to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry.  The occurrence of a significant adverse event on any of these projects if they are not fully covered by insurance could result in the loss of all or part of our investment.  The loss of this project investment could have a material adverse effect on our financial condition and results of operations.

We have limited control over the activities on properties we do not operate, which could reduce or negate the expected returns on these investments

We conduct our oil and gas exploration and development activities in joint ventures with others.  We have reserved the right to participate in management decisions, but do not have ultimate decision-making authority.

In many cases, success in the operation of our properties will be dependent on the expertise and financial resources of our joint venture partners and third-party operators.  Our dependence on the operator and other working interest owners resulting in our limited ability to control the operation could adversely affect the realization of our expected returns and lead to unexpected future costs.

We are not in control of our own oil and gas distribution systems and are therefore dependent on the sales contracts of oil and gas resellers to provide a market for us, which could result in our not being able to produce from our wells

In each of our producing projects, there is only one distributor available to purchase our oil and gas production. If that reseller were to lose a sales contract or customer then we might not be able to produce an otherwise productive well because of a lack of a market in which to sell oil or gas. Additionally, we are subject to the traditional seasonal energy demands that are found in the oil and gas industry.

We may lose key management personnel which could endanger the future success of our oil and gas operations

Our Company President and one Director have substantial experience in the oil and gas business.  The rest of the management team has little or no experience in managing or conducting oil and gas operations.  The loss of any of these individuals, particularly our President or this Director could adversely affect our business.  If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

Our cash on deposit exceeds the FDIC insurance limits exposing the uninsured balances to possible loss

Some of our bank accounts periodically exceed the $100,000 limit of FDIC insurance for deposits.  In the unlikely event that our bank should fail, it is possible that we will lose some of our funds on deposit.

We have disclosed material weakness in our disclosure controls and procedures which could erode investor confidence, jeopardize our ability to obtain insurance, and limit our ability to attract qualified persons to serve the Company

In our fiscal 2006 and 2007 annual and quarterly SEC filings, we have disclosed material weaknesses in our disclosure controls and procedures.  Predicated by the identification of these weaknesses, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon those evaluations, we concluded that our disclosure controls and procedures need improvement and were not adequately effective to ensure timely reporting under the Exchange Act.  We are working to correct this situation as quickly and effectively as possible.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of SOX, beginning with our annual report on Form 10-KSB for the fiscal year ended February 29, 2008, we will be required to furnish a report by management on our internal controls over financial reporting.  This report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  This report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of these internal controls.  Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

The market price of our common stock could be volatile, which may cause the investment value of our stock to decline

Our common stock is generally quoted on the OTC Bulletin Board, however since July 2007, our stock has been quoted in the OTC pink sheet market because of SEC filing delinquencies. Both the pink sheet market and the bulletin board market are characterized by low trading volume.  Because of this limited liquidity, stockholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our common stock may be affected by a number of factors including events described in the risk factors set forth in this 10-KSB report, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations.  In a volatile market, we may experience wide fluctuations in the market price of our common stock.  These fluctuations may have a negative effect on the market price of our common stock.

Privately placed issuances of our common stock have and may continue to dilute ownership interests which could have an adverse effect on our stock prices

Our authorized capital stock consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.  As of September 14, 2007, there were 41,171,299 shares of common stock outstanding.  On May 19, 2006, the Company closed on a private placement sale of 4,013,602 units at $1.50 per unit resulting in gross proceeds of $6,020,404.  Each unit sold was comprised of two shares of common stock and one common stock purchase warrant.  The 118 investors in this private placement were issued 8,027,206 shares of common stock and 4,013,602 common stock warrants. The placement agent for the offering earned an additional 1,204,082 common stock warrants. At the time of the offering, the common stock component prices of the private placement units were significantly lower than the trading price of our common stock. As of February 28, 2007, the Company’s authorized equity allows for 159,122,770 shares of authorized and unissued common stock.  In addition to the completed private placement, we may in the future, issue additional previously authorized and unissued common stock.  These events may result in the further dilution of the ownership interests of our present shareholders and purchasers of common stock offered in this prospectus.

Historically we have, and likely will continue to issue additional shares of our common stock in connection with the compensation of personnel, future acquisitions, private placements, or for other business purposes.  Future issuances of substantial amounts of these equity securities could have a material adverse effect on the market price of our common stock, and would result in further dilution of existing stock ownership.

Preferred stock has been issued with greater rights than the common stock issued which may dilute and depress the investment value of the common stock investments

Our articles of incorporation currently authorize the issuance of 10,000,000 shares of $0.001 par value preferred stock.  In June 2006, the Board of Directors authorized 2,400,000 shares of preferred stock to be designated as Series A Convertible Preferred stock. The Board of Directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our Board of Directors.  On July 18, 2006, the Company closed on a private placement sale of 1,399,765 units at $3.00 per unit resulting in gross proceeds of $4,199,291.  Each unit sold was comprised of one Series A Convertible Preferred share and two common stock purchase warrants.  Each Series A Convertible Preferred share can be converted to three common stock shares at any time. The 100 investors in this private placement were issued a total of 1,399,765 Series A Convertible Preferred shares and 2,799,527 common stock warrants. The placement agent for the offering earned an additional 419,930 common stock warrants. As of February 28, 2007, 1,399,765 shares of Series A Convertible preferred stock were issued and outstanding.

The rights of the holders of common stock are subject to and may be adversely affected by the rights and preferences afforded to the holders of these preferred shares.  The rights and preferences of the issued preferred shares include:

  conversion into common stock of the Company anytime the preferred shareholder may wish;
  automatic convertibility into common stock if after the effective date of  the registration statement the Company’s common stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days;
  cumulative dividends in the amount of 6% of the original purchase price per annum, payable upon declaration by the board of directors;
  the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the preferred stock.
The issuance of the Series A Convertible Preferred shares could delay, discourage, hinder or preclude an unsolicited acquisition of our Company.  In addition, the issuance of these preferred shares could make it less likely that shareholders receive a premium for their shares as a result of any such attempt to acquire the Company.  Further, this issuance could adversely affect the market price of, and the voting and other rights, of the holders of outstanding shares of common stock.

Although we have no current plans to issue any additional preferred stock, future issuances of preferred stock may also have more advantageous features than our common stock in terms of dividends, liquidation and voting rights.

We may seek to raise additional funds in the future through debt financing which may impose operational restrictions and may further dilute existing ownership interests

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves.  Debt financing, if available, may require restrictive covenants which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for common stock.  As mentioned above, the conversion of the debt to equity financing may dilute the equity position of our shareholders.

Principal stockholders and directors control the Company through substantial voting power

Our two largest principal beneficial stockholders, along with the ten directors or officers of the Company own and control about 37% percent of our outstanding common stock.  There are a large number (over 2,000) of stockholders who own less than 50,000 shares each and there are over 1,600 stockholders with invalid addresses (owning approximately 3,000,000 shares).

Our stockholders do not have the right to cumulative voting in the election of our directors.  Cumulative voting could allow a minority group to elect at least one director to our board.  Because there is no provision for cumulative voting, a minority group will not be able to elect any directors.  Conversely, if our principal beneficial stockholders and directors wish to act in concert, they would be able to vote to appoint directors of their choice, and otherwise directly or indirectly, control the direction and operation of the Company.

We do not anticipate paying dividends on our common stock which could devalue the market value of these securities

We have not paid any cash dividends on our common stock since our inception.  We do not anticipate paying cash dividends in the foreseeable future.  Any dividends paid in the future will be at the complete discretion of our board of directors.  For the foreseeable future, we anticipate that we will retain any revenues which we may generate from our operations.  These retained revenues will be used to finance and develop the growth of the Company.  Prospective investors should be aware that the absence of dividend payments could negatively affect the market value of our common stock.

Pursuant to SEC Rules our common stock is classified as a “penny stock’ increasing the risk of investment in these shares

Our common stock is designated as “penny stock” and thus may be more illiquid than shares traded on an exchange or on NASDAQ.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act) which define “penny stocks” and regulate broker-dealer practices in connection with transactions with these stocks.  Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.  The “penny stock rules” require a broker-dealer to:
  deliver a standardized risk disclosure document prepared by the SEC;
  provide the customer with current bid and offer quotations for the penny stock;
  include the compensation of the broker-dealer and its salesperson in the transaction;
  provide monthly account statements showing the market value of each penny stock held in the customers account;
  make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.
The “penny stock” reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell these shares.  In addition, the ability of purchasers in this offering to sell their stock in any secondary market could be adversely restricted.

Due to limited and sporadic trading volume, investors may not be able to resell their shares of common stock at favorable times and prices

Although our common stock has been quoted on the OTC Bulletin Board for several years, the trading in our stock has been limited and sporadic.  In the fiscal year ended February 28, 2007, the average weekly volume of trading was less than 400,000 shares.  Although trading volume has increased over the past fiscal year, it has still been sporadic.  The trading volume during this period has ranged from several hundred thousand shares to as few as no shares traded on certain days.  A consistently active trading market for our common stock may never be developed, or sustained if it emerges.  In addition, the price of our common stock on the OTC Bulletin Board has been extremely volatile.  For example, in the past fiscal year, the closing sale price has fluctuated between a low of $0.94 and a high of $2.95.  Low volume or lack of demand for these securities may make it more difficult for you to sell such shares at a price or at a time that would be favorable.  We cannot assure you that you will be able to sell your shares at an attractive price relative to the price you are paying or that you will be able to sell these securities in a timely fashion.

An investment in the common stock of our Company will not provide any federal income tax benefits for the shareholders

Investors should be aware that they will not receive any of the federal income tax benefits available to individuals investing as limited partners in oil and gas partnership programs.  Any income tax advantages will inure solely to the benefit of the Company and will not be passed through to any stockholders.

Risks Related to Our Industry

We are subject to complex laws and regulations that can negatively impact the cost, manner and feasibility of conducting our business

Our business is governed by numerous laws and regulations at various levels of government.  These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues.  These laws and regulations may, among other potential consequences, require that we:

  acquire permits before the commencement of drilling;
  restrict the substances that can be released into the environment with drilling and production activities;
  limit or prohibit drilling activities on protected areas;
  require that reclamation measures be taken to prevent pollution from former operations;
  require remedial measures to be taken with respect to contaminated property.
The costs of complying with environmental laws and regulations could negatively impact our financial condition and results of operations.  Future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement which could further negatively impact our business.

The volatility of oil and natural gas prices could adversely affect our business

Our future revenues, profitability and growth of our investments in oil and gas properties depend to a large degree on prevailing oil and gas prices.  These prices tend to fluctuate significantly in response to factors beyond our control.  These factors include, but are not limited to, the continued threat of escalating war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints.  Additional factors include, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and environmental issues.  The prices for oil and natural gas have varied substantially over time and may in the future decline.  These prices have been and are likely to remain unstable.  Significant declines in these prices owing to this instability will adversely affect our business and consequently our stockholders.

The success of our business is dependent on our ability to produce sufficient quantities of oil and gas which may be adversely affected by a number of factors outside of our control

The business of exploring for and producing oil and gas involves a substantial risk of investment loss.  Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities.

Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids may substantially delay or prevent completion of any well.  Adverse weather conditions can also hinder drilling operations.  In addition, a “productive well” (a well that is producing oil or gas or that is capable of production) may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well.

There can be no assurance that oil and gas will be produced from the properties in which we have interests.  Further, the marketability of any oil or gas that we acquire or discover may be influenced by numerous factors beyond our control.  We cannot predict how these factors may affect our business.

The unavailability or high cost of drilling rigs and related equipment could adversely affect our ability to execute our exploration and exploitation plans on a timely and economic basis

Increased oil and natural gas prices have stimulated increased demand and resulted in escalated prices for drilling rigs, crews, and associated equipment, supplies and services.  This demand has created a shortage of drilling rigs and crews as the number of wells being drilled have vastly increased.  The inability to secure drilling rigs and crews may delay development of properties in which we acquire an interest, resulting in the untimely and costly expiration of certain leases.  Drilling delays and the loss of leases could have a material negative effect on our business operations and financial condition.

Employees and Consultants

As of March 1, 2006, we had employment contracts with three individuals. These employees are: Eric Moe, Chief Executive Officer; Bennett Anderson, Chief Operating Officer; and Thomas Kilbourne, Controller/Treasurer. We had a management contract with a private consulting firm, 413294 Alberta, Ltd., that supplies the services of our company President, Robert Martin.

As of March 1, 2007, these employment and consulting contracts became written contracts. Additionally, we have consulting contracts with two Daybreak Directors; Tim R. Lindsey and Jeffrey Dworkin. We also have a consulting contract with Michael Hooper for outside accounting services. These employment and consulting contracts are annual contracts that coincide with our fiscal year.

On June 1, 2007, we became the operator of the Gilbertown Field in Alabama and hired three employees for that field. On June 18, 2007, we hired an administrative staff person for the corporate office. We may hire more employees in the next fiscal year as needed. All other services are currently contracted for with independent contractors. The Company has not obtained key man life insurance on any of its officers or directors.

The Daybreak Oil and Gas, Inc. corporate office is located at 601 W. Main Ave., Suite 1012, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.

Our regional operations office is located at 16225 Park Ten Place, Suite 500, Houston, Texas 77084. The telephone number of our office in Houston is (281) 994-4021.

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

Website

Our website can be found at www.daybreakoilandgas.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge by linking directly from our website under the “SEC Filings” button to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained on our website is not part of this report.

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

ITEM 2.   DESCRIPTION OF PROPERTIES

We have onshore oil and gas projects underway throughout the United States. We have not filed any estimates of total, proved net oil or gas reserves with any Federal agency for the fiscal year ended February 28, 2007. These project areas that we are involved in are as follows:

Louisiana

Franklin and Tensas Parishes.  Known as the Tuscaloosa Project, this exploration project is targeting the Tuscaloosa Basal Sand at depths between 8,000 and 9,500 feet.  We and our partners have access to a 3-D seismic survey covering an “Area of Mutual Interest” (AMI; an area outlined on a map, that may accompany an exploration, or drilling agreement) of 55 square miles.  We have identified eight potential drilling locations, some having the potential to produce at multiple depths.  Through seven different transactions, we have jointly acquired leases on approximately 20,288 net undeveloped acres within the AMI.  This project is considered to be primarily a gas “play” (a term applied to a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and gas reservoirs) with some “condensate” ( a hydrocarbon mixture that is transparent and is a liquid at surface pressure) production.

Project Development

In September 2006, we successfully completed the acquisition of an additional eight percent (8%) working interest (an obligation to pay a certain percentage of the costs of drilling, completing and producing any oil or gas found) in the Tuscaloosa Project.

On July 5, 2007, Daybreak and its partners entered into a Joint Development Participation Agreement (“JDPA”) with three companies for a drilling program in the Tuscaloosa project area in Louisiana. The JDPA does not effect any prior agreement for well ownership or production revenue and infrastructure that is already in place. Daybreak will have a 29.5% interest in all future lease rentals.

Field Development

“F-1”  Well
In January 2006, Daybreak and our partners drilled the Tensas Farms et al F-1 well.  The well was completed and placed into production on June 17, 2006.  The “F” Prospect has up to three additional locations we anticipate drilling to fully develop the property.  We paid 88% of the working interest costs of drilling and completion for this well. To date, we have contributed $1,432,169 to this project in drilling, completion, pipeline, production and workover costs.

In May 2006, we financed our working interest in the gas pipeline that is connected to the F-1 well.  This financing agreement was with Hooper Oil and Gas Partners, LLC, a company controlled by Keith Hooper, a Daybreak shareholder (greater than 5% at the time).

In January 2007, we and our partners started a “squeeze job” (process of pumping cement into space in the well bore around the production casing so that the cement will form a seal) of the F-1 well to correct the technical issues we had with water production. The squeeze was not successful in controlling water production. We have now secured a permit for water disposal down the annulus.

In May 2007, we commenced implementation of an alternative plan to re-establish production from this well.  We believe that we successfully implemented this plan and re-established production by mid-July 2007.  However, as described above, in August, production from this well was halted once again, pending resolution of certain gas contract issues.

“F-3” Well
In December 2006, Daybreak and our partners drilled the Tensas Farms et al F-3 well.  The well was completed and placed into production in February 2007.  We paid 48% of the working interest costs of drilling and completion for this well. We have a 36% net revenue interest (NRI) in this well. To date, we have contributed $984,629 to this project in drilling, completion and flowline costs.

“B-1”Well
In December 2006, Daybreak and our partners drilled the Tensas Farms et al B-1 well.  Production casing was set and an initial completion attempted with no flow achieved in February 2007. The well log information is being reviewed and the well may require stimulation to achieve acceptable flow rates. Production infrastructure and facilities have not been installed at this location. We paid 88% of the working interest costs of drilling and completion for this well. To date, we have contributed $1,190,001 to this project in drilling and completion costs.

“A-1” and “F-2” Wells
In June 2007, we received permits to drill our next two wells in the Tuscaloosa Project. We started drilling the A-1 prospect on August 27, 2007. The second prospect, the F-2 will be drilled immediately after the first well is completed. We also have plans to extend our exploration activities by drilling one Paluxy and one Chalk exploration well respectively. These last two wells will be drilled contingent upon final technical and commercial analysis. We will again be the operator of these projects.

Reserves
In accordance with standard SEC pricing guidelines, net proved developed non-producing reserves for the F-1 well have been estimated at 58.8 MMcf (million cubic feet) and 10,284 Bbl (barrels). Net proved developed non-producing reserves for the F-3 well have been estimated at 103.7 MMcf and 13,158 Barrels.

Outlook
In November 2006, Daybreak became the operator of record for the Tuscaloosa Project.  We are planning on drilling additional wells within both the AMI area and new prospect areas. This will allow us to develop the entire project.  In the current fiscal year, we are planning for as many as six more wells to be drilled. These wells will allow us to continue exploration of the Basal Tuscaloosa Sands as well as both Selma Chalk and Paluxy areas of interest. We are considering funding our share of the drilling costs through the use of an outside drilling fund; by farming out part of our interest in future wells; and, from operating capital.

St. Landry Parish.  The Krotz Springs Prospect is primarily a deep gas play with reservoirs located at approximately 11,000 feet.  We and our partners have jointly leased 9,600 acres in this prospect area. We have limited access to a 3-D interpretation that shows potential gas reservoirs primarily in the Cockfield Sands. Daybreak was the operator on this project during the drilling and completion phases. Since production started in May of 2007, the unit operator of the Krotz Springs Field has now become the operator for this well. Total project drilling and completion costs were approximately $9.2 Million.

Daybreak has a 12.5% working interest in this project. Our NRI is 9.125%. As of February 28, 2007, we had spent $532,108 in leasehold, drilling and completion costs associated with this project. We have the option of participating in the drilling of an additional five wells in the Krotz Springs Field. Each succeeding well must be drilled within six months of the completion of the prior well. Current production is being evaluated prior to committing to further drilling.

In the North Shuteston prospect, we have leased 318 acres.  We plan to drill a low risk 3-D seismic supported shallow amplitude anomaly at a depth of 2,300 feet.  This anomaly is related to a Miocene Age Sand.  Drilling and land costs are estimated to be about $563,000 with completion and well site facilities estimated at $502,000.  As of May 1, 2007, we have assumed the full (100%) working interest in this project. We will be looking for an industry partner to farmout part of our working interest in this project.  As of February 28, 2007, we spent $73,395 in leasehold costs associated with this project. We intend to secure a drilling partner for this project in the current fiscal year.

Avoyelles Parish.  This Prospect is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil.  The project will initially focus on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk.  Plans call for a 3-D seismic survey covering about 36 square miles.  Assuming an industry partner is secured, we plan to acquire the 3-D seismic before the end of the current fiscal year.  This is primarily a deep gas play. Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $6,000,000 for drilling the first well.  Drilling will probably take place in 2008. We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the AMI. Daybreak has a 35% working interest in this project.  We plan to secure one or more joint venture partners to help in funding this project. As of February 28, 2007, we had spent $404,484 (net) in leasehold, seismic and project management costs associated with this project.

Winn Parish. In the North Colgrade Prospect we have drilled two exploratory wells targeting the Wilcox gas sands at a depth of approximately 3,000 feet. In October 2006, we paid $71,060 for a 19% working interest and 14.25% NRI in the first well the, Weyerhaeuser No. 1. In December 2006, drilling began on this well. Total drilling costs were estimated to be $374,000. Target depth was achieved and logging took place in early December. It was decided by the joint venture participants to not complete this well because of water encroachment. Accordingly, we have recognized $71,060 of dry hole expense in our financial statements in the fourth quarter of the fiscal year ended February 28, 2007.

By participating in this project, we earned the right to participate for the same working interest and net revenue interest in additional wells on this prospect. On April 20, 2007, we paid $33,233 for a 19% working interest in the Weyerhaeuser No. 2 well, which was drilled as an offset to gas shows encountered on the Weyerhaeuser No. 1. Drilling commenced on May 9, 2007, total depth was reached on May 11, 2007. After logging it was decided by the joint venture participants to not complete this well. Accordingly, we will recognize $33,233 of dry hole expense in our financial statements in the first quarter of the current fiscal year ending February 28, 2008.

Texas

Nueces County.  In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field on a developed 320 acre lease.  The Saxet Deep Field has previously been produced as an oil field.  The project is within the city limits of Corpus Christi, Texas. Daybreak has a 19% working interest in all wells in this project. Our NRI is 14.25% on production from these wells.

In May 2006, we started the re-work of the first well, the Weil 8-C well. This well was successfully reworked and placed into production in August 2006. In August and September 2006, we re-entered and started to produce from both the Weil 3-C and Weil 7-C wells. Two other wells the Weil 2-C and Weil 6-C were re-entered in September and October and are now being used as salt water disposal wells.

As of February 28, 2007, we have spent $496,708 in leasehold, workover, pipeline and production facility costs associated with this project.

Reserves
Net proved developed producing reserves for the Saxet Field have conservatively been estimated at 49.3MMcf and 596 Bbl in accordance with standard SEC pricing guidelines.

Caldwell County.  In January 2006, we agreed to jointly redevelop an existing oilfield in the Upper Gulf Coast of Texas.  The target was the Edwards Limestone area.  We anticipated having three horizontal wells and one salt water disposal well in the first set of wells. The re-entry cost for the four wells was estimated to be approximately $5,000,000. Our drilling plans were contingent on securing one or more joint venture partners to complete funding of this project. We have been unable to complete funding for this project and our option on the project has expired as of December 31, 2006. To date, we have expended $13,210 in consulting and travel expenses for this project.

Other Areas.  In April 2005, we joined a land bank, whose funds were used to acquire leases for the Pearl Prospect.  The Pearl Prospect is an onshore site located on the Texas Gulf Coast.  As a member of the land bank, Daybreak is entitled to a one-third of one percent (.333333 of 1%) of 8/8ths “overriding royalty interest” (a revenue interest created out of the working interest.  Like the royalty interest it entitles the owner to a portion of the gross oil and gas revenue free and clear of all costs of drilling, completion and production except severance taxes) in an anticipated 747.14 acre lease on the Pearl Prospect.  Our option to participate in the working interest in the Prospect expired in January 2006.  We have contributed $100,000 in cash and $37,000 in unregistered common stock, based on the grant date of the stock,  to meet our contractual agreements.

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

Eight prospect areas have been identified and we are actively leasing lands in six of those areas.  We have now jointly leased about 25,633 undeveloped acres.  We anticipate running a seismic survey before year end in the Kern County prospect area.  We are also planning to drill at least three wells in Kern County before the fiscal year end.  Drilling costs are estimated to be about $250,000 per well with an estimated depth of 3,500 feet.  Daybreak has a 50% of the working interest in this project.  As of February 28, 2007, we have spent $378,616 in leasehold and seismic costs associated with this project.

On July 12, 2007, we announced that a seismic option farmout agreement had been signed between Chevron U.S.A. Inc., (“Chevron”) and Daybreak and its partners (“Daybreak et al”) covering part of the Kern County area in the East Slopes project. This agreement requires Chevron to pay for the cost of a seismic program on the Chevron and Daybreak et al lands. After the seismic is shot and interpreted, Chevron will have earned a fifty percent (50%) interest in the Daybreak et al lands. After Daybreak et al pay for the costs of the first three wells; they will have earned a fifty percent (50%) interest in the Chevron lands in the same project area. The seismic and drilling are expected to be completed before the end of the 2007 calendar year.

Alabama (East Gilbertown Field)

Choctaw County. In December 2006, we became involved in an existing oil field project, the East Gilbertown Field (“Gilbertown”) that produces heavy oil (oil that has a high sulfur content). This field has nineteen wellbores which are capable of production. Since joining this project, the average daily production increased to about 60 BOPD (Barrels of Oil per Day). This has been accomplished through a series of workovers on the producing wellbores.

Working Interest Participation
From December 2006 through March 2007, we incrementally increased our working interest in this project from 2.5% to 12.5%.

Reserves
Net Proved developed producing reserves for the East Gilbertown Field have conservatively been estimated at 5,289 Bbl in accordance with standard SEC pricing guidelines.

Outlook
Immediate plans are to continue the workovers on nonproducing wellbores and build production to over 100 BOPD. On June 1, 2007, we became the operator of the East Gilbertown Field. Future plans are to continue to increase production in the field by bringing more non-producing wellbores back into production. Additionally, we are developing an expanded drilling plan for this field to take advantage of unexplored geological areas.

Canada

Alberta, Province. In June 2006, we acquired an interest in the Forty Mile Coulee project located in South Central Alberta, Canada, near the Alberta Badlands. The target was the Sunburst formation. We paid 150,000 shares of unregistered common stock (with a restated value of $420,000) for our interest. We paid $61,960 in additional drilling costs for this project.  This well was logged and then abandoned because of water encroachment. Accordingly, we recognized $481,960 of dry hole expense in our financial statements in the fourth quarter of the current fiscal year.

In December 2006, we repurchased the 150,000 shares that had been issued to Big Sky Western Canada for $150,000, which was the issued value and paid an additional $10,000 in plug and abandon (P&A) costs. We did this as part of an agreement whereby we were released from any future plug and abandon or environmental liability related to this project.

Summary Operating Data

The production and revenue shown in the following table is Daybreak’s net share of production and revenue based on the Net Revenue Interest (NRI) in each project as of February 28, 2007. Oil is shown in barrels (“Bbl”), and of natural gas is shown in thousands of cubic feet (“Mcf”).

		Oil		Gas
State	Field	Net Barrels	Net Revenue	Net Mcf	Net Revenue
Louisiana	Tuscaloosa	3,602	$237,434	36,283	$237,126

Texas	Saxet	246	$13,187	22,082	$139,493

Alabama	Gilbertown	55	$1,971	-	-
Total		3,903	$252,592	58,365	$376,619

The following table shows the average sales price per unit of oil and natural gas as well as the average cost of production in barrels of oil equivalent (“BOE”), for the past three fiscal years.. One barrel of oil is roughly equivalent to 6,000 cubic feet of natural gas. Oil is shown in barrels (“Bbl”), and of natural gas is shown in thousands of cubic feet (“Mcf”).

	Years Ended February 28,
	2007	2006	2005
Average Sales Price:
Gas (per Mcf)	$5.68	$-	$-
Oil (per Bbl)	$63.01	$-	$-

Average Cost of Production:
Oil (per Bbl)	$24.81	$-	$-

The following table shows the developed and undeveloped oil and gas lease acreage held by us as of February 28, 2007. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.  Gross acres are the total number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net
Alabama	2,025	51
Texas	320	46	2,586	143
Louisiana	2,000	960	30,096	19,328
California			25,633	12,817
Total	4,345	1,057	58,315	32,288

The following table summarizes our productive oil and gas wells as of February 28, 2007. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which we have an interest. Net wells are the sum of our fractional interests owned in the gross wells.

State	Field	Gross	Net
Louisiana	Tuscaloosa	3	2.23

Texas	Saxet	3	0.43

Alabama	Gilbertown	14	0.26
Total		20	2.92

The following table shows our exploratory well drilling activity for fiscal years ended February 28, 2006 and February 28, 2007.

	Fiscal Year 2007		Fiscal Year 2006
State	Productive	Dry	Productive	Dry
Louisiana	3	1	-	-

Texas	-	-	-	1

Canada	-	1	-	-

ITEM 3.  LEGAL PROCEEDINGS

We are not the subject of any pending legal claims or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended February 28, 2007, we did not have any matters submitted to a vote of our security holders of the Company.

PART  II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In the past our stock has been quoted in the NASDAQ over the counter OTC.BB market under the symbol “DBRM.”  However since July 2007, our stock has been quoted in the OTC pink sheet market, due to SEC filing delinquencies. The following table shows the high and low closing sales prices for the Common Stock for the three most recent fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

Fiscal Year Ending February 28, 2005	High Closing	Low Closing
First Quarter	$0.15	$0.08
Second Quarter	$0.14	$0.12
Third Quarter	$0.16	$0.12
Fourth Quarter	$0.95	$0.12

Fiscal Year Ending February 28, 2006	High Closing	Low Closing
First Quarter	$0.83	$0.25
Second Quarter	$0.34	$0.23
Third Quarter	$0.65	$0.27
Fourth Quarter	$3.03	$0.45

Fiscal Year Ending February 28, 2007	High Closing	Low Closing
First Quarter	$2.95	$1.66
Second Quarter	$2.77	$1.85
Third Quarter	$1.92	$1.02
Fourth Quarter	$1.30	$0.94

Fiscal Year Ending February 28, 2008	High Closing	Low Closing
First Quarter	$0.95	$0.48
Second Quarter	$0.70	$0.39

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

As of February 28, 2007, the Company had 2,365 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Recent Sales of Unregistered Securities

Convertible Debentures

●
From March 19, 2005 through August 31, 2005, we borrowed $168,821 from six shareholders, officers or directors through a series of twenty-seven convertible debentures to finance our operating activities.  These convertible debentures had the following features: one year term, six percent interest rate and the notes were convertible after six months to unregistered common stock.

A conversion rate of $0.25 per share was selected because a private placement offering of our common stock was being planned at the same time for that price. Both the principal and the accrued interest were eligible for conversion to unregistered common stock.

During the fiscal year ended February 28, 2006, twenty-four of the convertible debentures representing $136,821 in principal were converted resulting in 566,135 shares of unregistered common stock being issued to satisfy the principal and interest obligations. By February 28, 2007, all twenty-seven of the debentures were converted resulting in a total of 703,675 shares of unregistered common stock being issued to satisfy principal and interest obligations. The convertible debenture, shares issued upon conversion of the debenture and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

In accordance with EITF 00-27 and 98-5, the Company determined that the debentures issued integrated a beneficial conversion feature (BCF). The Company recorded a discount of $73,511 to reflect the BCF feature on the debentures at the date of issuance. Utilizing the effective interest method, these discounts have been amortized over the period commencing from the issuance date to the date of stated redemption (i.e. maturity) of the debt in accordance with EITF 00-27.  The discount of $73,511 was fully amortized at February 28, 2007.

The Company has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion feature of the convertible debentures relative to the guidance of these pronouncements, the Company has concluded that these debentures did not contain embedded derivatives.

The following is a listing of the twenty-seven convertible debentures that occurred:

1) On March 19, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $623 to finance ongoing operating expenses.  On the day of the loan, the closing price of our stock was $0.47.  On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 2,593 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $1,296.

2) On March 22, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $10,216 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.50.  On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 42,503 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $21,249.

3) On March 23, 2005, Dale Lavigne, a director and shareholder, loaned the Company $15,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.48.  On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 62,397 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $31,200.

4) On March 23, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.48.  On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 12,479 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $6,240.

5) On March 25, 2005, Thomas Kilbourne, a director, Treasurer and shareholder loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37.  On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,475 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $6,240.

6) On March 25, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the Company $15,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37.  On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock.  He was issued 65,168 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.92.  Based on the closing price, the value of the principal in the conversion was $125,123.

7) On April 25, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $8,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.

On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 33,105 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $16,640.

8) On April 25, 2005, Dale Lavigne, a director and shareholder, loaned the Company $8,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.  On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 33,105 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $16,640.

9) On April 26, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.  On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 12,412 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $6,240.

10) On April 26, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.  On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,412 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $6,240.

11) On May 26, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $3,982 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33.  On November 30, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 16,418 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $8,283.

12) On May 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.32.  On November 30, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,361 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on the closing price, the value of the principal in the conversion was $6,240.

13) On June 16, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $10,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33.  On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 41,558 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $68,000.

14) On July 8, 2005, Golconda Mining Company, a shareholder, loaned the Company $10,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.32.  On January 25, 2006, Golconda Mining Company converted the note plus interest into unregistered common stock.  They were issued 41,315 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.54.  Based on the closing price, the value of the principal in the conversion was $61,600.

15) On July 27, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $13,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25.  On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 53,675 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $88,400.

16) On July 27, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $6,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25.  On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 26,838 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $44,200.

17) On July 27, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the company $12,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25.   On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock.  He was issued 51,156 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.92.  Based on the closing price, the value of the principal in the conversion was $98,220.

18) On August 1, 2005, Dale Lavigne, a director and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.30.    On February 10, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 20,628 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $34,000.

19) On August 1, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.30.   On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 2,063 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $3,400.

20) On August 2, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.28.  On February 10, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 20,625 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on the closing price, the value of the principal in the conversion was $34,000.

21) On August 22, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.44.   On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 20,625 shares of stock from this conversion.  On the day of the conversion the closing price of our stock was $2.25.  Based on the closing price, the value of the principal in the conversion was $45,000.

22) On August 24, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.42. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 24,742 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $2.25.  Based on the closing price, the value of the principal in the conversion was $54,000.

23) On August 26, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.40. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 24,734 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $54,000.

24) On August 26, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.40. On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock.  He was issued 21,216 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.92.  Based on the closing price, the value of the principal in the conversion was $40,735.

25) On August 31, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $2,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock. He was issued 10,298 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on the closing price, the value of the principal in the conversion was $22,500.

26) On August 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $2,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 10,298 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on the closing price, the value of the principal in the conversion was $22,500.

27) On August 31, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $4,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 16,476 shares of stock from this conversion.

On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $36,000.

●
Between January 25, 2006 and February 8, 2006, the Company borrowed a total of $806,700 from seven shareholders in eight loans to finance exploration activities as well as increase operating capital. The term of these convertible debentures was for one year at a 10% interest rate.  The debentures were convertible to unregistered common stock after 61 days from the date of issuance.  The conversion rate was $0.50 per share.

As of February 28, 2007, all of these debentures had been converted to unregistered common stock. The convertible debenture, shares issued upon conversion of the debenture and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

In accordance with EITF 00-27 and 98-5, the Company determined that the debentures issued integrated a beneficial conversion feature (BCF). The Company recorded a discount of $806,700 to reflect the BCF feature at the date of issuance. Utilizing the effective interest method, these discounts have been amortized over the period commencing on the issuance date to the date of stated redemption (i.e. maturity) of the debt in accordance with EITF 00-27.   The discount of $806,700 was fully amortized at February 28, 2007.

The Company has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion feature of the convertible debentures relative to the guidance of these pronouncements, the Company has concluded that these debentures did not contain embedded derivatives

The following is a list of the eight convertible debentures that occurred:

1) On January 25, 2006, Michael Schneider, a shareholder loaned the Company $50,000 to finance ongoing operating expenses. The loan agreement term was for one year at a 10% interest rate. The loan could be converted to unregistered common stock at the end of the term. The conversion rate was $0.50 per share. On January 25, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock. He was issued 102,055 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $1.14. Based on the closing price, the value of the principal in the conversion was $114,000..

2) On January 27, 2006, Thomas Hallett, a shareholder loaned the Company $175,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.60.  On February 27, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock.  He was issued 385,000 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $.95.  Based on the closing price, the value of the principal in the conversion was $332,500.

3) On January 27, 2006, the Hooper Group, a shareholder and company controlled by Keith Hooper a greater than 5% shareholder (at the time), loaned the Company $200,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.60.  On February 27, 2007, the Hooper Group converted the debenture plus interest into unregistered common stock.  They were issued 440,000 shares of stock from this conversion.

On the day of the conversion, the closing price of our stock was $.95.  Based on the closing price, the value of the principal in the conversion was $380,000.

4) On January 30, 2006, W. Stanley Hooper, a shareholder loaned the Company $100,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.63.  On February 27, 2007, Mr. Hooper converted the debenture plus interest into unregistered common stock.  He was issued 220,000 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $.95.  Based on the closing price, the value of the principal in the conversion was $190,000.

5) On February 1, 2006, Daniel McKinney, a shareholder loaned the Company $101,700 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.59. On February 27, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock. He was issued 223,740 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $.95.  Based on the closing price, the value of the principal in the conversion was $193,230.

6) On February 1, 2006, Moreland Properties, a shareholder and company controlled by W. Douglas Moreland loaned the Company $50,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.59.  On February 27, 2007, Moreland Properties converted the debenture plus interest into unregistered common stock.  They were issued 110,000 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $.95.  Based on the closing price, the value of the principal in the conversion was $95,000.

7) On February 2, 2006, James McQuade, a shareholder loaned the Company $100,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.55. On February 27, 2007, James McQuade converted the debenture plus interest into unregistered common stock. He was issued 220,000 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $.95. Based on the closing price, the value of the principal in the conversion was $190,000.

 8) On February 8, 2006, Michael Schneider, a shareholder loaned the Company $30,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.52. On February 27, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock. He was issued 66,000 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $.95. Based on the closing price, the value of the principal in the conversion was $57,000.

●
In February and March 2006, we borrowed $325,001 from four shareholders to finance operating capital needs. Three of the loans were in the form of convertible debentures. The fourth loan was in the form of a loan agreement. The term of all four loans, was for one year at a 10% interest rate. They were convertible to unregistered common stock after 61 days from the date of issuance. The conversion rate is $0.75 per share.

As of February 28, 2007, the loan agreement had been converted but none of the convertible debentures had been converted to unregistered common stock. The loan agreement shares issued upon conversion of the loan and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

In December 2006, the three convertible debenture holders agreed to extend the term of the debentures to August 31, 2007. In consideration of the term extension, they were issued 150,001 warrants exercisable at $2.00 for a period of five years. The warrants were valued at $119,283 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.7%; the current stock price at date of issuance of $1.04 per share; the exercise price of the warrants of $2.00; the term of five years; volatility of 117%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and is being amortized using the effective interest method until maturity.

On April 30, 2007, one of the convertible debenture holders converted to Daybreak unregistered common stock. A total of 37,169 shares were issued to satisfy the principal and interest obligation.

On August 31, 2007, the remaining two convertible debenture holders agreed to extend the term of the debentures to October 31, 2007. In consideration of the term extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%.

In accordance with EITF 00-27 and 98-5, the Company determined that the debentures issued integrated a beneficial conversion feature (BCF). The Company has recorded a discount of $325,001 to reflect the BCF feature over this period. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance. Utilizing the effective interest method, these discounts have been amortized over the period commencing on the issuance date to the date of stated redemption (i.e. maturity) of the debt in accordance with EITF 00-27 rather than EITF 98-5. The discount of $325,001 was fully amortized at February 28, 2007.

The Company has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion feature of the convertible debentures relative to the guidance of these pronouncements, the Company has concluded that these debentures did not contain embedded derivatives

The following is a list of the loan agreement and the three convertible debentures that occurred:

1) On February 24, 2006, Genesis Financial, Inc., a shareholder loaned the Company $100,000 in a Loan Agreement to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.50. On June 6, 2006, Genesis Financial converted the note plus interest into unregistered common stock. They were issued 137,023 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.30.  Based on the closing price, the value of the principal in the conversion was $306,666. The convertible note, shares issued upon conversion of the loan agreement and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

2) On February 27, 2006, Daniel McKinney, a shareholder loaned the Company $125,001 in a Convertible Debenture to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.21.

On December 28, 2006, Mr. McKinney agreed to extend the term of the debenture to August 31, 2007. In consideration of this extension, he was issued 83,333 warrants. On August 31, 2007, Mr. KcKinney agreed to extend the term of the debenture to October 31, 2007. In consideration of this extension, he was issued 70,000 warrants. The convertible note and warrants issued upon extension of the term of the note were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

3) On February 28, 2006, James McQuade, a shareholder loaned the Company $75,000 in a Convertible Debenture to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.25. On December 29, 2006, Mr. McQuade agreed to extend the term of the debenture to August 31, 2007. In consideration of this extension, he was issued 50,000 warrants. On August 31, 2007, Mr. McQuade agreed to extend the term of the debenture to October 31, 2007. In consideration of this extension, he was issued 42,000 warrants. The convertible note and warrants issued upon extension of the term of the note were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

4) On March 6, 2006, Michael Schneider, a shareholder loaned the Company $25,000 in a Convertible Debenture to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.65. On January 16, 2007, Mr. Schneider agreed to extend the term of the debenture to August 31, 2007. In consideration of this extension, he was issued 16,668 warrants.  On April 30, 2007, Mr. Schneider converted the note plus interest into unregistered common stock.  He was issued 37,169 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.56. Based on the closing price, the value of the principal in the conversion was $18,667. The convertible debenture, warrants, shares issued upon conversion of the debenture and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Warehousing Line of Credit and Convertible Promissory Note

●
On December 19, 2005, we received an advance of $60,000 on a warehousing line of credit from Genesis Financial Inc., to finance operating activities. This warehousing line of credit for $180,000 was set up to fund the completion costs of the Ginny South Prospect in Texas.  When the exploratory well was plugged and abandoned, the remaining balance of this line of credit was not utilized and was therefore cancelled.

The $60,000 advance, in the form of a Convertible Promissory Note, had no stated interest and had the option to convert the note into Daybreak’s common stock at any time until the June 30, 2006 maturity date of the note. In February 2006, the $60,000 advance on the line of credit, as secured by the Convertible Promissory Note, was converted into unregistered common stock of Daybreak which resulted in 240,000 shares of stock being issued. The shares issued upon conversion of the line of credit were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

No discount was recorded for the imputed interest rate on the Convertible Promissory Note as a beneficial conversion feature of $60,000 was recognized upon issuance in accordance with EITF 00-27 and 98-5. The beneficial conversion feature was recognized as a discount on the Convertible Promissory Note and amortized utilizing the effective interest method, over the period commencing on the issuance date to the date of stated redemption (i.e. maturity) of the debt in accordance with EITF 00-27.

Upon conversion, the remaining discount was recognized as interest and the Convertible Promissory Note was cancelled. Financing costs for the Convertible Promissory Note were paid by issuing 66,000 shares of unregistered common stock to Genesis Financial and the director who guaranteed Convertible Promissory Note as explained below. The common stock fair value of $38,380 was recognized as interest expense on the date of grant and the fair value was determined using Daybreak’s trading price on the date of grant.

●
On December 19, 2005, we issued 30,000 shares of unregistered common stock to Terrence Dunne (appointed CFO in April 2006) for his personal guarantee on the Genesis Financial Convertible Promissory Note. The fair value of the common stock shares was determined using our trading price on the date of grant and were recorded as interest expense. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Private Placements

●
Commencing on June 7, 2005 and closing on December 19, 2005, we conducted a private placement offering of our common stock for $0.25 per share. Gross proceeds of $1,100,000 were raised from the sale and generated net proceeds of $1,087,500. A total of forty-three (43) investors participated in this private placement. From this offering, 4,400,000 shares of unregistered common stock were issued. We did not engage a placement agent for this offering, instead all the shares were sold directly by the Company. The trading prices of the common stock during the private placement period ranged from a low of $ 0.23 per share to a high of $ 0.65 per share. The proceeds from this offering were allocated to the following expenditures:

Mineral rights acquisition;
Drilling wells;
Seismic exploration;
General and administrative expenses;
Legal and accounting expenses.

The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

●
Commencing on March 3, 2006 and closing on May 19, 2006, we conducted a private placement offering of our common stock. Bathgate Capital Partners LLC, of Denver, Colorado was the placement agent. We offered “units” for sale, which were comprised of two shares of common stock and one common stock purchase warrant (warrant). The units sold for $1.50 per unit, gross proceeds from the sale were $6,020,404, which equated to 4,013,602 units. Our net proceeds were $5,188,257 and the placement agent’s commission and other expenses equaled $832,147.

A total of 118 investors participated in this private placement. From the offering, 8,027,206 shares of unregistered common stock and 4,013,602 warrants were issued. The warrants were valued at $1,779,172 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of $2.00; an expected term of five (5) years; volatility of 112%; and dividend yield of 0.0%.

The Warrants were exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. Daybreak may call the warrants for redemption if (a) the average of the closing sale price of the common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act. The Warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of five (5) years; volatility of 112%; and dividend yield of 0.0%. As of February 28, 2007, no subscriber warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado was the placement agent. A son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate Capital Partners. The Placement Agent was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $790,402. Additionally, the Placement Agent was paid a due diligence fee of $15,000. For every ten (10) units sold, the Placement Agent earned three (3) common stock warrants, two of which are exercisable at $0.75 per share and one of which is exercisable at $2.00 per share. The Placement Agent warrants are exercisable for a period of seven (7) years. The placement agent earned 1,204,082 warrants, of which 802,721 are exercisable at $0.75 per share and were determined to have a fair value of $2,043,752. The remaining 401,361 warrant shares are exercisable at $2.00 per share and were determined to have a fair value of $973,970. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of seven years; volatility of 112%; and dividend yield of 0.0%. As of February 28, 2007, no placement agent warrants had been exercised.

Both the subscriber warrants and the placement agent warrants have a cashless exercise provision and contain customary anti-dilution provisions. The cashless exercise provision allows for the holder of the warrants to receive a number shares equal to the quotient of a) the product of the number warrants held and the amount by which Daybreaks market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price. The anti-dilution provisions permit the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets.

Daybreak agreed to register the shares on a “best efforts” basis.  If Daybreak was unable to file the registration statement within the filing timeline, Daybreak would have had to issue 4,013,602 additional warrants at an exercise price of the lower of (a) the average closing sale price of its common stock for twenty of the thirty trading days immediately preceding the date the registration statement should have been filed, or (b) $1.50 per common share. Daybreak did file the registration statement within the filing timeline. No additional warrants were required to be issued.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

Description	Shares	Relative Fair Value Amount
Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172
Total Proceeds		6,020,404
Placement fees		(832,147)
Net Proceeds		$5,188,257

The trading prices of our common stock during the private placement period ranged from a low of $ 1.66 per share to a high of $ 2.80 per share.  The proceeds from this offering were allocated to the following expenditures:

Land acquisition;
Drilling additional wells;
Connecting well to pipeline;
Seismic exploration;
General and administrative expenses;
Legal and accounting expenses.

This private placement offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended. All offerees and purchasers in this private placement were accredited investors.

●
Commencing on July 7, 2006 and closing on July 18, 2006, we conducted a private placement of our Series A Convertible Preferred Stock. Bathgate Capital Partners LLC, of Denver, Colorado was the placement agent. We offered “units” for sale which were comprised of one share of our Series A Convertible Preferred stock and two common stock purchase warrants for $3.00 per unit. Gross proceeds from the sale were $4,199,291 which equated to 1,399,765 units. Our net proceeds were $3,626,204 and the placement agent’s commission and other expenses equaled $573,091.

A total of 100 investors participated in this private placement. From the offering, 1,399,765 shares of Series A Convertible Preferred stock and 2,799,527 common stock warrant shares were issued. Holders of Series A Convertible Preferred stock earn a dividend, in the amount of 6% of the original purchase price per year. Accumulated dividends do not bear interest.  Dividends are payable upon declaration by the Board of Directors and none have been declared. The Series A Preferred can be converted by the shareholder at any time into three shares of Daybreak’s common stock. If Daybreak’s common stock is registered under the Securities Act of 1933, the Series A Preferred shall be automatically converted into common stock at any time after the effective date of the registration statement if Daybreak’s common stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.

The Warrants included in the private placement, are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. In accordance with EITF 98-5, Daybreak valued the warrants and the beneficial conversion feature of the preferred stock.  Accordingly, Daybreak recorded a discount for the warrants and beneficial conversion feature (BCF), of $4,199,295. The discount is attributable to the fair value of the Warrants and the intrinsic value of the conversion feature of the preferred stock. The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to the $1,489,222 relative fair value of the Warrants and the $2,710,073 intrinsic value of the conversion feature. Daybreak also recorded a deemed dividend to reflect the full amortization of the discount of the value of the Warrants and conversion features of $4,199,295. The fair value of each Warrant granted was estimated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 28, 2007, no warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado (Bathgate) was the placement agent.  A son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate. Bathgate was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $547,589. For every $30.00 invested, Bathgate earned three (3) common stock purchase warrants exercisable at $1.00 per share. The warrants are exercisable for a period of five (5) years. A total of 419,930 warrants were issued to Bathgate from this private placement and were valued at $816,374. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%.  As of February 28, 2007, no placement agent warrants had been exercised.

Both the subscriber warrants and the placement agent warrants contain anti-dilution provisions. The anti-dilution provisions permit the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets. The placement agent warrants contain a cashless exercise provision. The cashless exercise provision allows for the holder of the warrants to receive a number shares equal to the quotient of a) the product of the number warrants held and the amount by which Daybreaks market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price.

Daybreak has agreed to register the Series A Preferred shares on a “best efforts” basis.  If Daybreak is unable to file the registration statement within the filing timeline, Daybreak will have to issue 1,399,765 additional warrants at an exercise price of $2.00 per share. Daybreak is required to file the Series A Preferred shares registration statement within sixty (60) days of the effective date of the registration statement required for the May of 2006 common stock private placement.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair values of the Series A Convertible Preferred Shares and the Common Stock Purchase Warrants were as follows:
Description	Shares	Relative Fair Value Amount
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222
Total Proceeds		4,199,295
Offering Costs		(573,091)
Net Proceeds		$3,626,204

A son of Dale Lavigne (the Chairman and a director of the Company) is an employee of Bathgate Capital Partners. The trading prices of the common stock during the private placement period ranged from a low of $2.20 per share to a high of $2.35 per share The proceeds from this offering were allocated to the following expenditures:

Completions of wells;
Connecting wells to pipelines;
Drilling additional wells;
Working capital.

This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended. All offerees and purchasers in this private placement were accredited investors.

Stock for Services

In accordance with the current interpretation of FAS 123(R) the value of the below listed transaction has been expensed as of the grant date of each transaction as reflected in our restated financial statements. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On April 27, 2005, we issued 350,000 shares of unregistered common stock to AnMac Enterprises (a company owned by Michael McIntyre) for Investor Relations (“IR”) consulting services from March 1, 2005 through February 28, 2006. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $276,500.

On April 27, 2005, we issued 500,000 shares of unregistered common stock to Eric Moe (appointed CEO in March 2006) for Investor Relations (“IR”) consulting services from March 1, 2005 through February 28, 2006. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $395,000.

On May 11, 2005, we issued 1,100,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, as our Company President. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $869,000.

On May 25, 2005, we issued 300,000 shares of unregistered common stock to Irwin Renneisen for IR consulting services. On the grant date of May 18, 2005, the closing price of our stock was $0.38. Based on the closing price the value of this stock issuance was $114,000. In August 2005, the 300,000 shares were returned to us and on August 25, 2005, we issued Irwin Renneisen 30,000 shares of restricted common stock. On the revised grant date of August 25, 2005, the closing price of our stock was $0.44. Based on the closing price the value of this stock issuance was $13,200.

On October 5, 2005, we issued 1,000,000 shares of unregistered common stock to Eric Moe (appointed CEO in March 2006) for IR consulting services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $560,000.

On October 27, 2005, we issued 1,667 shares of unregistered common stock to Laura Crist as partial payment for marketing services for our web site.

On October 27, 2005, we issued 10,000 shares of unregistered common stock to Gregory Lipsker as payment for legal services.

On November 30, 2005, we issued 400,000 shares of unregistered common stock to Terrence Dunne, (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000.

On January 17, 2006, we issued 300,000 shares of unregistered common stock to Dale Lavigne (Chairman), for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000.

On January 17, 2006, we issued 300,000 shares of unregistered common stock to Ronald Lavigne (director) for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000.

On January 17, 2006, we issued 400,000 shares of unregistered common stock to Thomas Kilbourne (Treasurer) for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000.

On January 17, 2006, we issued 600,000 shares of unregistered common stock to Kirby Cochran, a shareholder for IR consulting services. On the grant date of January 13, 2006, the closing price of our stock was $0.55. Based on the closing price the value of this stock issuance was $330,000.

On February 17, 2006, we issued 100,000 shares of unregistered common stock to Bennett Anderson, a shareholder for consulting services. On the grant date of February 17, 2006, the closing price of our stock was $2.23. Based on the closing price the value of this stock issuance was $223,000.

On May 3, 2006, we issued 70,000 shares of unregistered common stock to Gregory Donelson for consulting services. On the grant date of December 14, 2005, the closing price of our stock was $0.61. Based on the closing price the value of this stock issuance was $42,700.

On May 10, 2006, we issued 150,000 shares of unregistered common stock to AnMac Enterprises (a company owned by Michael McIntyre) for Investor Relations (“IR”) consulting work from March 1, 2006 through February 28, 2007. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $358,500.

On May 26, 2006, we issued 250,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, as our Company President. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500.

On May 26, 2006, we issued 250,000 shares of unregistered common stock to Eric Moe, CEO, for management services from March 1, 2006 through February 28, 2007. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500.

On May 26, 2006, we issued 100,000 shares of unregistered common stock to Thomas Kilbourne, Treasurer and a director for management services from March 1, 2006 through February 28, 2007. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $239,000.

On August 31, 2006, we issued another 250,000 shares of unregistered common stock to Eric Moe, CEO and a director. The shares were issued as additional compensation. On the grant date of August 3, 2006, the closing price of our stock was $2.05. Based on the closing price the value of this stock issuance was $512,500.

On February 23, 2007, we issued 200,000 shares of unregistered common stock to Tim Lindsey, a director for consulting services from January 2, 2007, through February 28, 2008. On the grant date of January 2, 2007, the closing price of our stock was $1.30. Based on the closing price the value of this stock issuance was $260,000.

Stock for Directors Services

In accordance with the current interpretation of FAS 123(R) the value of the below listed transaction has been expensed as of the grant date of each transaction as reflected in our restated financial statements. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On November 30, 2005, we issued 18,000 shares of unregistered common stock to each of the six members of the Board of Directors. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne and Thomas Kilbourne. On the grant date of October 25, 2005, the closing price of our stock was $0.55. Based on the closing price the value of each stock issuance was $9,900.

On November 30, 2005, we issued 9,000 shares of unregistered common stock worth to each of the six members of the Board of Directors for director’s fees for the third quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne and Thomas Kilbourne. On the grant date of November 30, 2005, the closing price of our stock was $0.52. Based on the closing price the value of each stock issuance was $4,680.

On February 28, 2006, we issued 3,000 shares of unregistered common stock worth to each of the seven members of the Board of Directors for director’s fees for the fourth quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne, Terrence Dunne and Thomas Kilbourne. On the grant date of February 28, 2006, the closing price of our stock was $2.25. Based on the closing price the value of each stock issuance was $6,750.

Stock for Oil and Gas Properties

In accordance with the current interpretation of FAS 123(R) the value of the below listed transaction has been expensed as of the grant date of each transaction as reflected in our restated financial statements. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On August 31, 2005, we issued 100,000 shares of unregistered common stock to Margaret Perales of MPG Petroleum as consideration for participation in the Pearl Prospect located in Texas. On the grant date of August 31, 2005, the closing price of our stock was $0.37. Based on the closing price the value of this stock issuance was $37,000.

On October 27, 2005, we issued 600,000 shares of unregistered common stock to Sam Pfiester, Trustee for the Chicago Mill Joint Venture (CMJV) in the Tuscaloosa project in Louisiana. On the grant date of September 29, 2005, the closing price of our stock was $0.63. Based on the closing price the value of this stock issuance was $378,000.

On May 31, 2006, we issued 150,000 shares of unregistered common stock to Big Sky Western Canada of Calgary, Alberta, Canada as consideration for our participation in the 40 Mile Coulee project in Alberta, Canada. On the grant date of May 30, 2006, the closing price of our stock was $2.80. Based on the closing price the value of this stock issuance was $420,000. On December 8, 2006, we repurchased the original 150,000 shares from Big Sky Western Canada for the original book value of $1.00 per share as part of the settlement of the plug and abandonment negotiations on the 40 Mile Coulee project. The shares were consequently cancelled.

On September 22, 2006, we issued 72,500 shares of unregistered common stock to Strike Oil & Minerals, Corp., as part of our purchase of an additional eight percent (8%) working interest in the Tuscaloosa project in Louisiana. On the grant date of September 22, 2006, the closing price of our stock was $1.50. Based on the closing price the value of this stock issuance was $108,750.

Subsequent Issuances

On March through August, 2007, eight shareholders, owning a total of 82,000 shares of our Series A Convertible Preferred Stock, from our July 2006 private placement, chose to convert their preferred shares to common stock. In accordance with the terms of the private placement agreement under which the preferred stock was purchased, each preferred share was converted to three shares of common stock resulting in 246,000 shares of common stock being issued.

On March 6, 2006, Michael Schneider, a shareholder loaned the Company $25,000 to finance ongoing operating expenses. The convertible debenture agreement term was for one year at a 10% interest rate. The debenture could be converted to unregistered common stock at the end of the term. The conversion rate was set at $0.75 per share. On April 30, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock. He was issued 37,169 shares of common stock from this conversion. On the day of the conversion the closing price of our stock was $0.56. Based on the closing price the value of the principal in the conversion was $18,667. The convertible notes, shares issued upon conversion of the notes and shares issued in consideration of services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plan

We have no agreements with any employees or consultants for issuing options, warrants or rights on our stock. We have however, issued unregistered restricted common stock in the past as a part of our employment and consulting contracts. These instances are explained in the detail immediately above.

Common Stock

The Company is authorized 200,000,000 shares of Common Stock with a par value of $0.001 of which 29,458,221 were issued as of February 28, 2006. At February 28, 2007, a total of 40,877,230 shares were issued and outstanding. All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights.  Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders' meeting.  Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

There are no conversion, preemptive, or other subscription rights or privileges with respect to any shares of our Common Stock.  Our stock does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.  In such event, the holders of the remaining shares aggregating less than fifty percent (50%) would not be able to elect any directors.

Preferred Stock

The Company is authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 of which none had been issued as of February 28, 2006. Our Preferred Stock may be entitled to preference over the Common Stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.

The authorized but unissued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of Preferred Stock.

On June 30, 2006, in action by the Board of Directors, 2,400,000 of theses preferred shares were designated as Series A Convertible Preferred. In July 2006, we completed a private placement of the Series A Convertible Preferred that resulted in the issuance of 1,399,765 shares.

Series A Convertible Preferred Stock

The following is a summary of the rights and preferences of the Series A Convertible Preferred Stock

Conversion:
The preferred shareholder shall have the right to convert the Series A Convertible Preferred Stock into the Company’s Common Stock at any time.  Each share of Preferred Stock is convertible into three (3) shares of Common Stock.

Automatic Conversion:
The Series A Convertible Preferred Stock shall be automatically converted into Common Stock if the Common Stock into which the Series A Convertible Preferred Stock are convertible are registered with the Securities and Exchange Commission and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.

Dividend:
Holders of Series A Convertible Preferred Stock shall be paid dividends, in the amount of 6% of the Original Purchase price per annum. Dividends may be paid in cash or Common Stock at the discretion of the Company. Dividends are cumulative from the date of the Final Closing, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Convertible Preferred Stock do not bear interest.  Dividends are payable upon declaration by the Board of Directors.

Voting Rights:
The holders of the Series A Convertible Preferred Stock will vote together with the common stock and not as a separate class except as specifically provided herein or as otherwise required by law.  Each share of the Series A Convertible Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such shares of Series A Convertible Preferred Stock.

Debt Securities

From March 23, 2005 through August 31, 2005, in a series of twenty-seven loans, we borrowed from six officers, directors or shareholders, a total of $168,821 to finance ongoing operations. These convertible debentures were for a term of one year; had a 6% interest rate and both the principal and interest could be converted to unregistered common stock after a minimum period of six months.

The conversion rate was $0.25 per share. During the fiscal year ended February 28, 2006, twenty-four of the twenty-seven loans were converted to unregistered common stock resulting in 566,134 unregistered shares being issued. During the fiscal year ended February 28, 2007, the remaining three convertible debentures were converted to unregistered common stock resulting in 137,541 unregistered shares being issued.

From January 25, 2006 through February 8, 2006, in a series of eight loans, we borrowed from seven shareholders a total of $806,700 to finance ongoing operations. These convertible debentures were for a term of one year; had a 10% interest rate and both the principal and interest could be converted to unregistered common stock after a minimum period of sixty-one days. The conversion rate was $0.50 per share. During the fiscal year ended February 28, 2007, all eight loans were converted to unregistered common stock resulting in 468,592 unregistered shares being issued.

From February 24, 2006 through March 6, 2006, in a series of four loans, we borrowed from four existing shareholders a total of $325,001 to finance ongoing operations. These loans were in the form of convertible debentures (3) and a loan agreement with the following features. The term was for a period of one year; the interest rate was 10%; the notes could be converted to our common stock after a holding period of 61 days; and the conversion rate is $0.75 per share. The loan agreement balance of $100,000 plus interest was converted to unregistered common stock on June 6, 2006. In December 2006, all three convertible debenture holders agreed to extend the term of the notes to August 31, 2007. This agreement for the term extension did not affect the debenture holders rights to convert to common stock at any time. We issued 150,001 warrants to these debenture holders as consideration for extending the term of the notes. The fair market value of these warrants was $119,283. On April 30, 2007, one debenture holder chose to convert his note to unregistered common stock. He was issued 37,169 shares of stock from this conversion. On August 31, 2007, the remaining two convertible debenture holders agreed to extend the term of the debentures to October 31, 2007. We issued 112,000 warrants to these debenture holders as consideration for extending the term of the notes. The warrants were valued at $35,386 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%.

The following table shows that convertible debentures that were outstanding as of February 28, 2007.

Interest Rate	Conversion Price	Redeemable After	Loans Outstanding	Outstanding Principal
10%	0.75	61 Days	3	$ 225,001

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. (the “Company” or “Daybreak”) during the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this 10-KSB report.

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our web site at www.daybreakoilandgas.com. Our stock is quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB.

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

Overview

As an early stage energy company concentrating on oil and gas exploration and development; our expenditures consist primarily of geological and engineering services, acquiring mineral leases, exploration and drilling costs and travel. Our expenses also consist of consulting and professional services, compensation, legal and accounting and general and administrative expenses which we have incurred in order to address necessary organizational activities.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently developing projects in Alabama, California, Louisiana and Texas. Since November of 2006, we have been involved as the operator of two project areas in Louisiana and in June of 2007, we became the operator of the Gilbertown project in Alabama. In the past we have relied on our working interest partners to negotiate all drilling, and sales contracts. Over the last fiscal year, we have been involved in the drilling/workover and/or completion of thirteen (13) wells in Alabama, Louisiana, Texas and in Alberta, Canada. We have achieved or increased commercial production in eight (8) of these wellbores.

Long Term Success

Our success depends on the acquisition and drilling of commercial grade oil and gas properties and the prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Restated Financial Statements

In the process of responding to comments from the SEC (Securities and Exchange Commission) in regards to the SB-2 registration statement that we filed for the Spring 2006 private placement, we determined that it would be necessary to restate previously filed financial statements. The restated financial statements are included as a footnote to the financial statements that are included in this 10-KSB report. The four (4) quarters for the fiscal year ended February 28, 2006; the twelve months ended February 28, 2006; and the first three (3) quarters for the fiscal year ended February 28, 2007 (the "Restated Periods") are being restated. The determination to restate the financial statements for the Restated Periods is based on a reassessment of the following non-cash transactions:

  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for compensation to management and directors during the Restated Periods; and
  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for investor relations services during the Restated Periods; and
  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for oil and gas properties during the Restated Periods; and
  Pursuant to EITF 00-27 and 98-5, the recognition of a beneficial conversion feature (BCF) inherent in the convertible debentures issued during the Restated Periods.  The recognition results in the recording of a discount to reflect the BCF and the recording of interest expense related to the discount.
Pursuant to SFAS No. 123R the guidelines for recording stock based compensation issued to officers and directors support that the more readily determinable fair value of these shares should be based on the publicly traded share price of our shares at the grant date. The valuation of stock based compensation has been further addressed by the recent issuance of SFAS No. 157. This latest pronouncement also implies that shares issued to officers and directors for compensation should be valued at the publicly traded share price. Both of these pronouncements state that the valuation method can be applied even when, as in our case, compensation was issued to officers and directors in the form of unregistered shares which cannot be sold by the recipients until a full year has elapsed from their issuance. Accordingly, we have restated the impact of these share based payments to reflect the use of the publicly traded share price.

Again pursuant to SFAS No. 123(R), the guidelines for recording common stock issued for investor relations services and the acquisition of interests in oil and gas properties suggest that the more readily determinable fair value of these shares should be based on the publicly traded share price of our shares at the grant or acquisition date. SFAS No. 157 also suggests that when shares are issued for services or properties, they should be valued at the publicly traded share price. Accordingly, we have restated the impact of the share based payments for services and oil and gas properties to reflect the use of the publicly traded share price.

We also reviewed our prior determination of the fair value of shares resulting from the potential conversion of debt and concluded that we did not appropriately accounted for discounts in accordance with SFAS 123(R) and EITF 98-05. We have calculated the intrinsic value of the embedded beneficial conversion feature present in the convertible debt using quoted closing market prices on the date of each of the transactions.

This calculation has determined that $1,138,701 in discounts should have been assigned to the convertible debt issuances at their respective inception. These discounts will be amortized over the period commencing on the issuance date to the earliest conversion date of the debt.

The accompanying financial statements for the twelve month period ended February 28, 2006, have been restated to effect the changes described above.

Selected Financial Information

Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year ended February 28, 2007, we reported losses of $8,392,030. There is no assurance that we will be able to achieve profitability.

Our balance sheet on February 28, 2007, shows total assets of $9,211,466 comprised primarily of oil and gas properties (net of Depreciation, Depletion, Amortization and Impairment) of $4,552,850, cash and marketable securities for $2,356,213, note receivable (including interest) for $828,336 and accounts receivable (including trade, related parties and joint interest participants) of $799,970. This compares with the February 28, 2006 balances for oil and gas properties of $1,132,400; cash and marketable securities for $814,360 and deposits on equipment of $250,000.

At February 28, 2007, we had total liabilities of $2,544,884, comprised mainly of $2,110,458 in accounts payable, $134,999 in notes payable (net of discount), $200,000 in pipeline financing obligation as compared with the February 28, 2006 balances for accounts payable of $28,646 and notes payable (net of discount) of $89,468.

Our common stock issued and outstanding has increased by 11,419,009 shares during the last fiscal year primarily as a result of the private placement from the spring of 2006. Preferred stock changed from zero at February 28, 2006, because of the July private placement of our Series A Convertible Preferred stock. The issued and outstanding shares increased to 1,399,765 at February 28, 2007, from the private placement.

Accumulated Deficit

The increase in the restated accumulated deficit during the exploration stage from $4,472,041 to $12,864,071 was due to the $8,392,030 operating loss from the fiscal year ended February 28, 2007. This included $1,196,640 of exploration and drilling expenses.

Cash Flows

1)
Cash flow from operating activities for the fiscal year ended February 28, 2007, was ($531,274) compared to ($393,185) for the same period ending February 28, 2006. This was primarily caused by our operating loss of $8,392,030 as compared to $4,472,041 from the prior year. Principal operating activities in 2007 included a $1.6 million impairment of oil and gas properties related to the Tensas Farms F-1 and F-3 wells in Louisiana and $1.2 million of interest expense related primarily to accretion of debt discount.

2)
Cash flow from investing activities for the fiscal year ended February 28, 2007, was ($8,936,257) compared to ($1,223,900) for the same period ending February 28, 2006. This difference was due to an increase in our investments in oil and gas properties of ($5,904,956) compared with ($973,900) from the prior fiscal year. Additional increases came from the deposits in money market funds ($2,356,213) and additions to notes receivable ($800,000).

3)
Cash flow from financing activities for the fiscal year ended February 28, 2007, was $9,039,461 compared to $2,423,022 for the same period ending February 28, 2006. This difference was due to proceeds from the sale of our common stock of $5,188,257 as compared to the sale of common stock from the prior year of 1,087,500. Another $3,626,204 was received from proceeds of the convertible preferred stock in July 2006. Additionally, for the fiscal year ended February 28, 2007, the pipeline cost for the F-1 well in Louisiana was financed for $200,000.

Liquidity and Capital Resources

Liquidity and Working Capital

Liquidity is defined as the ability to convert assets into cash or to obtain cash. Short-term liquidity refers to the ability to meet short-term obligations of 12 months or less. Liquidity is a matter of degree and is expressed in terms of a ratio. Two common liquidity ratios in financial statement analysis are: Current Ratio and Working Capital.

Current ratio is defined as current assets divided by current liabilities. Working capital is defined as current assets minus current liabilities.

	February 28,	February 28,
	2007	2006
Current Assets	$4,537,634	$1,074,610
Current Liabilities	$2,445,457	$118,114
Working Capital	$2,092,177	$956,496

Current Ratio	1.86	9.10

While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of the Company. Working capital did increase from $956,496 as of February 28, 2006, to $2,292,177 as of February 28, 2007. This increase was principally due to the two private placements of our stock that were held during the fiscal year ended February 28, 2007.

Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to necessary to fund our investment activities. As of February 28, 2007, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities. Our independent registered auditors have expressed a substantial doubt regarding our ability to continue as a going concern.

Our only source of funds in the past has been through the debt or equity markets. Since we have not yet established profitable operations, this is also expected to be our source of funds in the foreseeable future.  Our business model is focused on acquiring developmental properties and also existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which will very likely require the Company to continue to raise equity or debt capital from sources outside of the Company.

The Company has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of certain leases.  These ongoing capital commitments may also cause the Company to seek additional capital from sources outside of the Company.

Since our future operations will continue to be heavily dependent on our ability to seek and secure capital from exterior sources, should we be unable to continue to find new capital from such sources, the Company may not be able to survive as a going concern, and any equity investment in the Company could become worthless or substantially impaired in value.

Since our inception, we have suffered recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year ended February 28, 2007, we reported losses of $8.1 million. There is no assurance that the Company can ever achieve sustainable profitability.  Failure to achieve sustainable profitability could prevent the Company from continuing as a going concern, and could cause any equity investment in the Company to become worthless.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debt, cancellations costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our financial statements, and it is possible that such changes could occur in the near term.

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred.  Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred.  In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on proved reserves.  Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, we review proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties. We estimate the future cash flows expected in connection with the properties and compare such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. Asset impairments of $1,606,292 and $-0- were recorded for the years ended February 28, 2007 and February 28, 2006, respectively. The charge is included in depreciation, depletion and amortization.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.  As of February 28, 2007 $70,266 had been advanced for services.

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no significant imbalances as of February 28, 2007 and February 28, 2006.

Suspended Well Costs

On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position No. 19-1,"Accounting for Suspended Well Costs" (FSP No. 19-1). This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance concerning exploratory well costs for companies that use the successful efforts method of accounting. Daybreak adopted FSP No. 19-1 for the fiscal years ended February 28, 2007 and 2006.

The FSP states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs.

In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year, designating the number of wells the aging is related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.

Share Based Payments

Prior to February 28, 2005, we accounted for opur stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

Effective March 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our stock based compensation plans under the recognition and measurement provisions of SFAS 123.  No awards granted prior to March 1, 2005 were modified or settled in cash during fiscal 2006.

Effective March 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” and related Interpretations (“SFAS 123R”).

Under both SFAS 123 and SFAS 123R, compensation cost for all share based payments granted on or subsequent to March 1, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and SFAS 123R, for the respective fiscal years. Compensation cost is recognized on a straight line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.  If at any date the portion of the grant-date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant date fair value is recognized.

We account for transactions in which we issue equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123R (as amended).  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Restatements

We have restated our financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. The financial statements were restated for the first three (3) quarters for the fiscal year ended February 28, 2006, for the twelve months ended February 28, 2006 and for the first three (3) quarters for the fiscal year ended February 28, 2007 (the “restated periods”).

The financial statements were restated to reflect adjustments to non-cash transactions involving (1) the valuation of common stock issued for management and director compensation, (2) the valuation of common stock issued for investor relations services, (3) the valuation of common stock issued for the acquisition of oil and gas properties, and (4) the recognition of beneficial conversion features inherent in the convertible debentures issued during the restated periods.

In addition, the financial statements included herein were prepared as if the Company will continue as a going concern.  An assumption otherwise may materially change the information included in the financial statements as well as the information included in the Management’s discussion and analysis of our financial condition and results of operations.

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  The Company realized its first revenues from producing wells in August 2006.  Prior to that date, the Company had no revenues.  Accordingly, fiscal year 2007 revenues of $629,346 compares favorably to no revenues in the fiscal year 2006.  During the fiscal year 2007, the Company recorded revenues from its interest in nineteen (19) producing wells.  While these results are encouraging, the Company continues to experience mechanical and technical production problems with certain major wells, particularly the F-1 well in the Tuscaloosa Prospect in Louisiana.  This well contributed approximately 75% of total revenues in the fiscal year 2007.

The F-1 well was shut in pending the resolution of certain technical issues in November, 2006.  Production on this property was re-established for a short period of time in February, 2007.  The F-1 well was shut in again in late February 2007, pending resolution of certain gas sales and sales contract issues.  The Company believes that these issues can be resolved and the production from this property can be re-established during the current year. However, there is no assurance that these efforts will be successful.

Cost and Expenses:

A table of our costs and expenses for the fiscal year 2007 compared to the fiscal year 2006 follows:

	Fiscal Year	Fiscal Year
	2007	2006
Production Costs	$373,766	$-
Exploration Costs	1,196,640	327,469
Depreciation, Depletion,
Amortization & Impairment	2,398,048	-
General & Administrative	3,936,868	3,902,872
Total Operating Expenses	$7,905,322	$4,230,341

Expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, exploration and drilling costs related to the development of oil and gas properties and general and administrative expenses, including legal and accounting expenses, management and director fees, investor relations expenses, and other general and administrative costs.

The increase in production costs from $0 in the fiscal year 2006 to $373,766 in the fiscal year 2007 relates entirely to the existence of revenues in fiscal year of 2007.

Exploration and drilling expenses increased substantially from $327,469 in fiscal year 2006 to $1,196,640 in fiscal year 2007 due primarily to an increase in the number of wells in progress.  The Company participated in the development of 11 wells during the fiscal year 2007, compared to 2 wells in the comparable period of the prior year.

The increase in depreciation, depletion, amortization and impairment to $2,398,048 in the fiscal year 2007 from $0 for the fiscal year 2006, relates mainly to $787,401 for oil and gas properties as a result of production, and an impairment of proved oil and gas properties of $1,606,292.

Legal and accounting fees increased in fiscal year 2007 compared to the prior year period primarily as a result of the two private placements conducted by the Company as well as the preparation of the registration on the common stock from the private placement.

Other administrative expenses, including management and directors fees, investor relations fees and other general and administrative expenses were basically unchanged in fiscal year 2007 compared to fiscal year 2006.

 Interest income was $101,697 in fiscal year 2007 compared to $362 in fiscal year 2006 due primarily to higher average cash and investment balances.

Interest expense increased substantially to $1,223,298 in fiscal year 2007 compared to $242,062 in fiscal year 2006. This was a result of an increase in debt to fund operations and related amortization of debt discounts using the effective interest method. The discounts were recorded on convertible promissory notes as a result of intrinsic beneficial conversion features.

Due to the nature of its business, as well as the relative immaturity of the business, the Company expects that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependant the amount of capital that the Company has to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited in the prior sentence, as well as numerous other factors including general market conditions.

Other Liquidity Factors

The Company has certain convertible debentures in the amount of $200,001 that, along within accrued interest, were due on August 31, 2007. On August 31, we paid the accrued interest and the debenture holders agreed to extend the term of the debentures until October 31, 2007.  In addition, the Company has current notes payable to a related party in the amount of $200,000 that can be accelerated under certain conditions. By August 31, 2007, we had reduced the balance of the note payable by $158,245.

Summary

Our ability to continue as a going concern depends in large part on our ability to raise substantial funds for use in our planned exploration and development activities, and upon the success of our fundraising activities.

We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity securities or obtaining joint venture partners. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholders. Currently, this is the only method that has been available to create the cash resources necessary to fund the growth of our company.

Off-Balance Sheet Arrangements

As of February 28, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Exploration and Drilling

In December 2006, we became involved in the Gilbertown Field in Gilbertown, Alabama, an existing oil field that produces heavy or “sour” oil. Immediate plans are to continue the workovers on nonproducing wellbores and build production to over 100 BOPD. On June 1, 2007, we became the operator of the East Gilbertown Field.

In California we have now jointly leased about 25,633 undeveloped acres.  We are looking for potential fields in the 1MMBbl range based upon size and analogous production. Production in the region is typically from shallow depths of 1,000 feet to 3,000 feet. The oil is generally of low to medium gravity. On June 21, 2007, Daybreak and our partners (“Daybreak”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area in California. By paying the full cost of the seismic program Chevron will earn a 50% interest in the lands and a 50% working interest for the drilling of future wells in the project area. Daybreak will earn a 50% interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first three initial test wells to be drilled on the jointly held lands. The three initial test wells must be drilled within nine months of the seismic data interpretation being completed. Current plans are to have the seismic program completed and three wells drilled before the end of this year. Well costs are estimated to be $250,000 each at a depth of 2,500 to 3,000 feet.

In the Tuscaloosa project in Louisiana, we are currently proceeding with a multi-well (4) drilling program. This program commenced in August 2007. We are drilling two Tuscaloosa wells back to back. We then will be drilling a Chalk and a Paluxy play based upon results of the Tuscaloosa drilling. Our F-1 well has had the technical issues resolved and will return to production in the third quarter of the year. The F-3 well has been producing since March and has been performing as anticipated. In August 2007, the F-3 well was shut-in due to downstream gas distributor issues, but has returned to production in September.

In the Krotz Springs Field, in central Louisiana, we completed the Haas-Hirsch No. 1 well in May and commenced production. As part of the farm-out agreement, Daybreak was no longer the operator of this well once production began. Consequentially the well has been renamed the KSU #59. Production levels have been consistent since production began.

In the Saxet Field in Texas, we have had three wells producing since August 2006. These rework wells continue to perform at levels that we anticipated. We are working with our partners to lower the monthly operating costs to increase the overall productivity of the field.

Drilling Rig

In August 2006, we entered into an agreement with Green River Drilling for a drilling rig. Daybreak advanced funds to refurbish the rig and then would have first right on use of the rig for three years. We felt it was necessary to enter this arrangement because of the shortage of available rigs for drilling in Louisiana. We advanced a total of $800,000 to Green River for the refurbishing of the rig.

In March 2007, Green River Drilling commenced drilling its first well with the drilling rig that the Company had contributed in the refurbishing of. In May 2007, Daybreak was informed by Green River Drilling that they intended to sell the drilling rig to a third party. The sale was completed and on June 11, 2007, Daybreak received a total of $846,668 which included the principal of $800,000 and accrued interest in the amount of $46,668 in satisfaction of the note receivable.

Summary

We continue to be excited about the future outlook for Daybreak Oil and Gas. We have two premier properties that are currently being developed one in California and the Tuscaloosa project in Louisiana. Additionally, we have several projects in the planning stages that should enhance shareholder value within the next fiscal year. We will continue to build on our goal of becoming cash flow positive in this fiscal year.

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

ITEM 7.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Daybreak Oil and Gas, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (an exploration stage company) as of February 28, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended and for the period from March 1, 2005 (inception) to February 28, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from March 1, 2005 (inception) through February 28, 2007 include total revenues of $629,346 and a net loss of $12,864,071.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2007 and 2006 and the results of operations and cash flows for the for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 10 that were applied to restate the February 28, 2006 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that Daybreak Oil and Gas, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
September 20, 2007

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets As of February 28, 2007 and 2006

ASSETS	2007	2006 (Restated)
CURRENT ASSETS:
Cash	$377,957	$806,027
Restricted cash	-	8,333
Investment in marketable securities, at market, cost of $2,356,213	2,356,213	-
Accounts receivable:
Oil and gas sales	56,906	-
Related party participants	41,357	-
Joint interest participants	799,970	-
Notes receivable (including accrued interest of $28,336)	828,336	-
Prepaid expenses and other current assets	76,895	250
Deposit on equipment	-	250,000
Deferred financing costs, net of amortization	-	10,000
Total current assets	4,537,634	1,074,610

OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	4,552,850	1,132,400
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $4,355	18,556	-
OTHER ASSETS	102,426	-
Total assets	$9,211,466	$2,207,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and other accrued liabilities	$2,110,458	$28,646
Notes payable – related party	200,000	-
Convertible debentures, net of discount of $ 90,002 and $1,049,233 respectively	134,999	89,468
Total current liabilities	2,445,457	118,114
OTHER LIABILITIES:
Asset retirement obligation	99,427	-
Total liabilities	2,544,884	118,114
COMMITMENTS	-	-
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, $0.001 par value
Series A Convertible Preferred stock – 2,400,000 shares authorized; $0.001 par value; 6% cumulative dividends, authorized; 1,399,765 and -0- shares issued and outstanding, respectively	1,400	-
Common stock – 200,000,000 shares authorized, $0.001 par value; 40,877,230 and 29,458,221 shares issued and outstanding, respectively	40,877	29,458
Additional paid-in capital	20,224,411	7,267,514
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(12,864,071)	(4,472,041)
Total stockholders’ equity	6,666,582	2,088,896
Total liabilities and stockholders’ equity	$9,211,466	$2,207,010

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company) Statements of Operations For the Years ended February 28, 2007 and 2006 and for the Period from Inception (March 1, 2005) to February 28, 2007

	Year Ended		From Inception
	February 28,		Through February 28,
	2007	2006 (Restated)	2007
REVENUE:
Oil and gas sales	$629,346	$-	$629,346

OPERATING EXPENSES:
Production costs	373,766	-	373,766
Exploration expenses	1,196,640	327,469	1,524,109
Depreciation, depletion, amortization and impairment	2,398,048	-	2,398,048
General and administrative	3,936,868	3,902,872	7,839,740
Total operating expenses	7,905,322	4,230,341	12,135,663

LOSS FROM OPERATIONS	(7,275,976)	(4,230,341)	(11,506,317)

OTHER INCOME (EXPENSE):
Interest income	101,697	362	102,059
Dividend income	5,547	-	5,547
Interest expense	(1,223,298)	(242,062)	(1,465,360)
Total other income (expense)	(1,116,054)	(241,700)	(1,357,754)
NET LOSS	$(8,392,030)	$(4,472,041)	$(12,864,071)

Cumulative convertible preferred stock
dividend requirement	(155,316)	-	(155,316)
Deemed dividend	(4,199,295)	-	(4,199,295)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(12,746,641)	$(4,472,041)	$(17,218,682)

NET LOSS PER COMMON SHARE – Basic
and diluted	$(0.34)	(0.19)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING –
Basic and diluted	37,045,509	23,175,905

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company) Statement of Changes in Stockholders' Equity For the Period from Inception (March 1, 2005) through February 28, 2007
	Series A Convertible						Deficit Accumulated
	Preferred Stock		Common Stock		Additional		During Exploration
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services			5,352,667	5,353	3,622,176			3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006 (Restated)	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:			(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes payable	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the Years ended February 28, 2007 and 2006 and for the Period from Inception (March 1, 2005) through February 28, 2007

	Year Ended		From Inception
	February 28,		Through February 28,
	2007	2006 (Restated)	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,392,030)	$(4,472,041)	$(12,864,071)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	2,607,700	3,627,529	6,235,229
Depreciation, Depletion, Amortization and Impairment expense	2,398,048	-	2,398,048
Exploration expense – dry wells	563,020	253,500	816,520
Non cash interest expense and accretion	1,109,484	195,694	1,305,178
Non cash interest income	(28,585)	-	(28,585)
Changes in assets and liabilities:
Restricted cash	8,333	(8,333)	-
Accounts receivable - oil and gas sales	(56,906)	-	(56,906)
Accounts receivable – related party participants	(41,357)		(41,357)
Accounts receivable – joint interest participants	(799,970)		(799,970)
Prepaid expenses and other current assets	(76,645)	191	(76,454)
Deferred financing costs	10,000	(10,000)	-
Accounts payable and other accrued liabilities	2,167,634	20,275	2,187,909
Other assets	(77,177)	-	(77,177)
Net cash used in operating activities	(608,451)	(393,185)	(1,001,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(2,356,213)	-	(2,356,213)
Purchase of reclamation bond	(25,000)	-	(25,000)

The accompanying notes are an integral part of these financial statements.

Refund (deposit) on equipment	250,000	(250,000)	-
Additions to note receivable	(800,000)	-	(800,000)
Purchase of oil and gas properties	(5,904,956)	(973,900)	(6,878,856)
Purchase of fixed assets	(22,911)	-	(22,911)
Net cash used in investing activities	(8,859,080)	(1,223,900)	(10,082,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	3,626,204	-	3,626,204
Proceeds from sales of common stock, net	5,188,257	1,087,500	6,275,757
Proceeds from related party notes payable	200,000	-	200,000
Proceeds from borrowings	25,000	1,335,521	1,360,521
Net cash provided by financing activities	9,039,461	2,423,021	11,462,482

NET INCREASE IN CASH AND EQUIVALENTS	(428,070)	805,936	377,866

CASH AT BEGINNING OF PERIOD	806,027	91	91

CASH AT END OF PERIOD	$377,957	$806,027	$377,957

CASH PAID FOR:
Interest	$13,769	-	$13,769
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$2,607,700	$3,627,529	$6,235,229
Common stock issued for oil and gas properties	528,750	412,000	940,750
Common stock repurchased and cancelled	(150,000)	-	(150,000)
Common stock issued on conversion of convertible debentures and interest	1,024,522	201,534	1,226,056
Discount on convertible notes payable	25,000	1,240,213	1,265,213
Extension warrants on convertible notes payable	$119,283	$-	$119,283

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (the “Company”), under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and gas exploration industry. On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc. (“Daybreak”), to better reflect the business of the Company.

Basis of Presentation

The accompanying audited financial statements of Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Exploration Stage Company

On March 1, 2005 (the inception date), Daybreak commenced oil and gas exploration activities. As of February 28, 2007, Daybreak has not produced significant revenues from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.

Daybreak will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that Daybreak’s oil and gas properties have generated significant revenues.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. For the fiscal years ending February 28, 2007 and February 28, 2006, Daybreak’s cash deposits exceeded the Federal Deposit Insurance Corporation insurance limits by $277,957 and $706,027 respectively.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Restricted Cash

Daybreak classifies cash balances as “restricted cash” when cash is restricted as to withdrawal or usage. Daybreak did not have any cash balances designated as restricted at February 28, 2007. The restricted cash balance at February 28, 2006, was composed of a total of $8,333 which had been deposited into a joint venture account. The funds were designated to be utilized in connection with a joint venture agreement with Oracle Operating, LLC.

Investment in Marketable Securities

Daybreak determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Daybreak classifies all investments in marketable debt securities as trading securities as they are bought and held principally for the purpose of selling them in the near term.  These securities are reported at fair value, with realized and unrealized gains and losses recognized in earnings. The fair value of all securities is determined by quoted market prices.  These investments are not insured by the Federal Deposit Insurance Corporation.

Accounts and Notes Receivable

Daybreak routinely assesses the recoverability of all material trade and other receivables. Daybreak accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  No allowance for doubtful accounts was considered necessary at February 28, 2007 and February 28, 2006.

Oil and Gas Properties

Daybreak uses the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred.  Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred.  In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on proved reserves.  Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, Daybreak reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties. Daybreak estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. Asset impairments of $1,606,292 and $-0- were recorded for the years ended February 28, 2007 and February 28, 2006, respectively. The charge is included in depreciation, depletion and amortization.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.  As of February 28, 2007 $70,266 had been advanced for services.

Property and Equipment

Fixed assets are stated at cost. Depreciation on vehicles is provided using the straight line method over expected useful lives of thee years. Depreciation on machinery and equipment is provided using the straight line method over expected useful lives of three years.

Long Lived Assets

Daybreak reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Daybreak evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

Debt

Daybreak accounts for debt at fair value and recognizes interest expense for accrued interest payable under the terms of the debt.  Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term.  Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt.  Discounts are amortized to interest expense using the effective interest method to the earliest date of conversion of the debt.

Fair Value of Financial Instruments

The amounts of financial instruments including cash, deposits, deferred financing costs, prepaid expenses, accounts payable, convertible debentures, notes payable and interest payable approximated their fair values as of February 28, 2007 and February 28, 2006.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Share−Based Payments

Prior to February 28, 2005, Daybreak accounted for its stock−based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock−Based Compensation” (“SFAS 123”).

Effective March 1, 2005, Daybreak adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for its stock−based compensation plans under the recognition and measurement provisions of SFAS 123.  No awards granted prior to March 1, 2005 were modified or settled in cash during fiscal 2006.

Effective March 1, 2006, Daybreak adopted the fair value recognition provisions of SFAS No. 123R, “Share−Based Payment” and related Interpretations (“SFAS 123R”).

Under both SFAS 123 and SFAS 123R, compensation cost for all share−based payments granted on or subsequent to March 1, 2005 are based on the grant−date fair value estimated in accordance with the provisions of SFAS 123 and SFAS 123R, for the respective fiscal years. Compensation cost is recognized on a straight−line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.  If at any date the portion of the grant-date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant-date fair value is recognized.

Daybreak accounts for transactions in which it issues equity instruments to acquire goods or services from non employees in accordance with the provisions of SFAS No. 123R (as amended).  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per Share of Common Stock

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares issued and outstanding during the year. Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anti-dilutive. At February 28, 2007 and February 28, 2006, the potential dilutive effect of converting notes payable and related interest to shares was determined to be anti-dilutive, and therefore their effect is excluded from the calculation of diluted weighted average shares.

Concentration of Credit Risk

Substantially all of Daybreak’s accounts receivable result from natural gas and crude oil sales or joint interest billings to third parties in the oil and gas industry, operating in the United States. This concentration of customers and joint interest owners may impact Daybreak’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Accounts receivable are generally not collateralized.  Historically, Daybreak has not experienced credit losses on its accounts receivable. At each of Daybreak’s three producing projects, there is only one customer for the purchase of oil or gas production. At the Tuscaloosa project in Louisiana, both the F-1 well and the F-3 well have previously supplied gas to a single customer pursuant to a gas supply agreement.  As a result of an issue encountered with the gas sales agreement covering the F-1 well, the F-3 well and the pipeline connected to these wells, both the F-1 well and the F-3 well were, in August 2007, temporarily shut-in pending resolution of the sales contract issues and/or the securing of an alternative market for the natural gas produced by these two wells.  In combination, these two wells contributed approximately 75% of total revenues during the fiscal year ended February 28, 2007. At February 28, 2007, three customers represented 100% of crude oil and natural gas sales receivable.

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which Daybreak is entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Daybreak had no significant imbalances as of February 28, 2007 and February 28, 2006.

Reclamation Bonds

Included in other assets at February 28, 2007, is a $25,000 certificate of deposit which has been pledged to the State of Louisiana in connection with asset retirement obligations for future plugging, abandonment and site remediation. The pledging of this bond was necessitated by Daybreak’s emerging status as an oil and gas property operator in the State of Louisiana.

Environmental Matters and Asset Retirement Obligation

Daybreak owns and has previously owned mineral property interests (which it has explored for commercial mineral deposits) on public and private lands in various states in the western United States. Daybreak and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. Management believes it has been in substantial compliance with all such regulations. Management is also unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of Daybreak.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that Daybreak recognizes the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.  An ARO and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased.  The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate.  After initial recording, the liability is increased for the passage of time, with the increase being reflected as interest accretion expense in the statements of operations.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Subsequent adjustments in the cost estimate are reflected in the ARO liability and the amounts continue to be amortized over the useful life of the related long-lived asset.

Suspended Well Costs

On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position No. 19-1,"Accounting for Suspended Well Costs" (FSP No. 19-1). This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance concerning exploratory well costs for companies that use the successful efforts method of accounting. Daybreak adopted FSP No. 19-1 for the fiscal years ended February 28, 2007 and 2006.

The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs.

In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year, designating the number of wells the aging is related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.

Provisions for Taxes

Daybreak has adopted SFAS No. 109 “Accounting for Income Taxes”. Pursuant to this pronouncement, income taxes are accounted for using an asset and liability approach. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

Daybreak does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operation.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Reclassifications

Certain reclassifications have been made to conform to prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

Restatements

Daybreak has restated its financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. The financial statements were restated for the first three (3) quarters for the fiscal year ended February 28, 2006, for the twelve months ended February 28, 2006 and for the first three (3) quarters for the fiscal year ended February 28, 2007 (the “restated periods”). The financial statements were restated to reflect adjustments to non-cash transactions involving (1) the valuation of common stock issued for management and director compensation, (2) the valuation of common stock issued for investor relations services, (3) the valuation of common stock issued for the acquisition of oil and gas properties, and (4) the recognition of beneficial conversion features inherent in the convertible debentures issued during the restated periods.

NOTE 3 — GOING CONCERN:

Financial Condition

Daybreak's financial statements for the year ended February 28, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit during the exploration stage of $12,864,071. Daybreak had a working capital surplus of $2,292,177 at February 28, 2007.

Management Plans to Continue as a Going Concern

Daybreak intends to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak received the proceeds and interest from the $800,000 note receivable after February 28, 2007.  Daybreak intends to market a Joint Development Program in the Tuscaloosa project which should ensure Daybreak’s continuation of that drilling program. The potential of increased revenue from production will create positive operational cash flows for the wells in Alabama, Louisiana and Texas. The partnership with Chevron U.S.A., Inc. will limit the financial risk and enhance Daybreak’s ability to pursue potentially profitable seismic and drilling programs on the California oil and gas properties. In addition, Daybreak believes it has the ability to secure additional debt and equity funding, if necessary.

Daybreak cannot offer any assurances that it will be successful in executing the aforementioned plans to continue as a going concern. Daybreak’s financial statements at February 28, 2007 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to continue as a going concern.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES:

Daybreak periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine.  At February 28, 2007, Daybreak held $2,356,213 in a brokerage account which was invested in mutual funds that invested in fixed income securities with relatively low market risk.  These securities are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  During the year ended February 28, 2007, Daybreak earned $57,503 in interest income from these investments.  The market value of the securities as at February 28, 2007 was equal to their book value and no trading gains or losses occurred during the year.

NOTE 5 - NOTES RECEIVABLE - DRILLING RIG AGREEMENT:

On August 24, 2006 and November 14, 2006, Daybreak executed promissory note agreements (“Note Agreements”) with Green River Drilling, LLC (“Green River”) to advance funds for the refurbishment of a drilling rig. As set forth in the Note Agreements, Daybreak would have a preferred use of the drilling rig on its projects for a three year period. Daybreak advanced a total of $800,000 to Green River through November 30, 2006.  The $600,000 Note Agreement dated August 24, 2006, provides for annual interest of 8% and payments of $46,000. These payments are to commence on the latter of December 2006 or the second full month following initial operation. These payments are to continue until the note is fully paid.  As of February 28, 2007, operations had not commenced and no payments had been received.  The $200,000 Note Agreement dated November 14, 2006, provides for annual interest of 8% and is due on May 15, 2007.  Additionally, Daybreak would have the option to purchase a forty-nine percent (49%) interest in Green River for a total of $800,000 under the Note Agreements.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas properties, at cost:

	Year Ended	Year Ended
	February 28, 2007	February 28, 2006
Proved leasehold costs	$2,092,107	$-
Unproved leasehold costs	902,420	1,082,400
Costs of wells and development	2,035,943	50,000
Unevaluated capitalized exploratory well costs	1,822,619	-
Capitalized asset retirement costs	93,457	-
Total cost of oil and gas properties	6,946,546	1,132,400
Accumulated depletion, depreciation, amortization and impairment	(2,393,693)	-
Oil and gas properties, net	$4,552,853	$1,132,400

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Suspended Well Costs

As of March 1, 2005, the Company adopted FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. The Company had no capitalized exploratory wells costs at the time of adoption of FAS 19-1 or as of February 28, 2006.  The following table reflects the net changes in capitalized exploratory well costs during 2007, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2007	2006
Beginning balance at March 1 of fiscal year	$-	$-
Total Exploration Well Additions	3,608,297	253,500
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(1,222,658)
Capitalized exploratory well costs charged to expense	(563,020)	(253,500)
Ending Balance at February 28 of fiscal year	$1,822,619	$-

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

Fiscal year	2007
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$1,822,619
Balance at February 28 of fiscal year	$1,822,619

Impairment of oil and gas properties

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment by providing an impairment allowance if the net book value of the property is not fully recoverable.  During the fiscal year ended February 28, 2007, Daybreak expensed $1,606,292 as impairment on proved properties.

Asset Retirement Obligation

Daybreak’s financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Daybreak will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Daybreak determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  At February 28, 2007, the liability for ARO was $99,427, all of which is considered long term.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows.  For the year ended February 28, 2007 and 2006, Daybreak has recognized accretion expense of $5,970 and $0, respectively.

The following table describes the changes in the asset retirement obligations for the year ended February 28, 2007.

Asset retirement obligations, beginning of period	$-
Fair value of liabilities assumed in acquisitions	103,457
Liabilities contributed at formation	-
Liabilities related to property sales	-
Adjustment due abandonment in year	(10,000)
Accretion expense	5,970
Asset retirement obligations, end of period	$99,427

NOTE 7 — CONVERTIBLE DEBENTURES:

During the fiscal years ended February 28, 2006 and February 28, 2007, there were three issuances of Convertible Debentures to various accredited individual investors by Daybreak.  The convertible debentures had a one year maturity date and were convertible into shares of Daybreak’s unregistered common stock at conversion prices of $0.25, $0.50 and $0.75, respectively.  In December of 2005, Daybreak issued a convertible promissory note (“Convertible Promissory Note”) to an accredited investor pursuant to a warehousing line of credit arrangement with a related party.  The Convertible Promissory Note was convertible into unregistered common stock at a conversion price of $0.25.

The following table summarizes the activity related to the Convertible Debentures and the Convertible Promissory Note:

Description	Interest Rate	Dates of Maturity	2007	2006
Principal balance, beginning of year			$1,138,701	$-

Principal issuances
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	-	168,821
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	-	806,700
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	25,000	300,001
$0.25 Convertible Promissory Note	0%	06/30/06	-	60,000
Total issuances during the year ended			1,163,701	1,335,522

Principal converted during the year
$0.25 Convertible Debentures			(32,000)	(136,821)
$0.50 Convertible Debentures			(806,700)
$0.75 Convertible Debentures			(100,000)
$0.25 Convertible Promissory Note				(60,000)
Principal balance, end of year			225,001	1,138,701
Unamortized discount, end of year			(90,002)	(1,049,233)
Total debt, net of discount			$134,999	$89,468

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Twenty-Six (26) of the 6% interest $0.25 convertible debentures for a total of $158,821 were with related parties.

One (1) of the 10% interest $0.50 convertible debentures for a total of $200,000 was with Hooper Group, LLC, an entity controlled Keith Hooper a Daybreak shareholder (greater than 5%).

Under the warehousing line of credit Convertible Promissory Note, Daybreak was advanced $60,000 and had the option to request an additional $120,000 upon completion of the Ginny South prospect.  The Convertible Promissory Note was guaranteed by a director of the company.  The Convertible Promissory Note had no stated interest and had the option to convert the note into Daybreak’s common stock.  All advances under the Convertible Promissory Note could be converted into common stock of the Company at or prior to the maturity date.

No discount was recorded for the imputed interest rate on the Convertible Promissory Note as a beneficial conversion feature of $60,000 was recognized upon issuance in accordance with EITF 00-27 and 98-5. The beneficial conversion feature was recognized as a discount on the Convertible Promissory Note and amortized utilizing the effective interest method, over the period commencing on the issuance date to the date of stated redemption of the debt in accordance with EITF 00-27.

In February 2006, the $60,000 advance on the line of credit, as secured by the Convertible Promissory Note, was converted into common stock of Daybreak.  Upon conversion the remaining discount was recognized as interest and the Convertible Promissory Note was cancelled.  Financing costs for the Convertible Promissory Note were paid by issuing 66,000 shares of unregistered common stock to the issuer and another related party.  The common stock fair value of $38,380 was recognized as interest expense on the date of grant and the fair value was determined using Daybreak’s trading price on the date of grant.

The holders of the $0.25 Convertible Debentures had the option to convert their debentures (including accrued interest of 6%) into Daybreak’s common stock at any time after six months had elapsed from the date of issuance. In accordance with EITF 00-27 and 98-5, beneficial conversion features of $73,511 were recognized upon issuance of the debentures. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance and amortized using the effective interest method to the earliest of the maturity date or the date conversion.  As of February 28, 2007, the entire issuance of the $0.25 convertible debentures had been converted into unregistered common stock and the $73,511 discount had been recognized.

The holders of the $0.50 Convertible Debentures had the option to convert their debentures (including accrued interest of 10%) into Daybreak’s common stock at any time after sixty-one (61) days had elapsed from the date of issuance. In accordance with EITF 00-27 and 98-5, beneficial conversion features of $806,700 were recognized upon issuance of the debentures. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance and amortized using the effective interest method to the earliest of the maturity date or the date of conversion. As of February 28, 2007, the entire issuance of the $0.50 convertible debentures had been converted into unregistered common stock and the $806,700 discount had been recognized.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

The holders of the $0.75 Convertible Debentures had the option to convert their debentures (including accrued interest of 10%) into Daybreak’s common stock at any time after sixty-one (61) days had elapsed from the date of issuance. In accordance with EITF 00-27 and 98-5, beneficial conversion features of $325,001 were recognized upon issuance of the debentures. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance and amortized using the effective interest method to the earliest of the maturity date or the date of conversion. As of February 28, 2007, $100,000 of the $0.75 convertible debentures, including accrued interest of 10%, had been converted into unregistered common stock and the $325,001 discount had been recognized.

In December 2006, the three remaining holders of the $0.75 convertible debentures, agreed to extend the due date of the debentures to August 31, 2007. In consideration of the term extension the debenture holders were issued a total of 150,001 warrants. The warrants were valued at $119,283 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.7%; the current stock price at date of issuance of $1.04 per share; the exercise price of the warrants of $2.00; the term of five years; volatility of 117%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and is being amortized using the effective interest method until maturity.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

On April 30, 2007, one of the convertible debenture holders converted to Daybreak unregistered common stock. A total of 37,169 shares were issued to satisfy the debt. On August 31, 2007, the remaining two debenture holders agreed to extend the term of the debentures to October 31, 2007. In consideration of this extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and is being amortized using the effective interest method until maturity.

Daybreak has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion features for each of the Convertible Debentures and the Convertible Promissory Note.  Daybreak has concluded that the instruments did not contain embedded derivatives.

NOTE 8 — RELATED PARTY TRANSACTIONS:

Office Lease

On August 3, 2006, the Board of Directors approved the rental of office space for Daybreak offices from Terrence Dunne & Associates, a company owned by Terrence Dunne (CFO and a director). Originally, Daybreak occupied approximately 700 square feet and paid $600 per month.  In October 2006, the rent increased to $700 per month.  In March 2007, to accommodate an increase in the administrative staff size Daybreak expanded the amount of office space rented to approximately 850 square feet. This increase in space resulted in a monthly rent of $1,000. In May 2007, Daybreak again increased their office size and is now paying $1,250 per month for approximately 1,000 square feet. This office lease is currently on a month to month basis.

Financing of Gas Pipeline

On May 24, 2006, Daybreak financed its forty percent (40%) working interest in the Tuscaloosa project gas pipeline through a financing arrangement with Hooper Oil & Gas Partners, LLC (“Hooper O&G”). This pipeline services the Tensas Farms et al F-1 well in Tensas Parish, Louisiana. Hooper O&G is a company controlled by Keith A. Hooper (a greater than 5% shareholder).

Daybreak has accounted for this agreement as a financing arrangement in the form of a note payable. The principal of the note is $200,000. Daybreak is obligated to pay $5,000 per quarter in interest until the principal is paid in full. Daybreak is also required to pay an additional 1% interest fee based on Daybreak’s original net revenue interest (“NRI”) on the production revenue of the F-1 well for the life of the project. Daybreak is obligated to repay the note between the sixth (6th) and the thirtieth (30th) month after the operation of the pipeline has commenced. Under the agreement, title transferred to Hooper O & G, however Hooper O&G is obligated to sell the interest and title back to Daybreak and cannot sell the interest to any other party.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Daybreak is required to commence repayment of the loan if production from the F-1 well should cease for any cause for a period exceeding sixty days. From June 14, 2007 through September 7, 2007, Daybreak made principal payments totaling $170,000. The balance of the loan is now past due. The accelerated repayment schedule was triggered by the temporary shut-in status of the F-1 well, due to technical issues with water production.  Daybreak and Hooper O& G have agreed to make final payment on the note by November 30, 2007.

Common Stock and Cash for Services

Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of Daybreak’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the recent issuance of SFAS No. 157. Accordingly, Daybreak has elected an early application of these newly enacted guidelines. Daybreak has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

From March 1, 2005 through February 28, 2007, Daybreak had contracts with 413294 Alberta, Ltd. to compensate Robert Martin as President of Daybreak. In the fiscal year ended February 28, 2006, 413294 Alberta, Ltd. was paid a total of $40,050 and 1,100,000 shares of unregistered common stock valued at $869,000. For the fiscal year ended February 28, 2007, 413294 Alberta, Ltd. was paid a total of $161,500 and 250,000 shares of unregistered common stock valued at $597,500. The shares of common stock were expensed at the grant date.

From March 1, 2005 through February 28, 2007, Daybreak had contracts with Jeffrey Dworkin (Director) for services in regards to public company corporate governance and oil and gas mineral rights and leases. In the fiscal year ended February 28, 2006, Mr. Dworkin was paid a total of $12,000. For the fiscal ended February 28, 2007, Mr. Dworkin was paid a total of $36,191.

From March 1, 2005 through February 28, 2006, Bennett Anderson (COO) was compensated for consulting services with 100,000 shares of unregistered common stock valued at $223,000. For the fiscal year ended February 28, 2007, Mr. Anderson was paid $98,500 in cash for services.

From January 2, 2007 through February 28, 2007, Daybreak had a contract with Tim Lindsey (Director) to facilitate long range strategic planning and advise Daybreak in business and exploration matters in the oil and gas industry. Under the terms of his contract, Mr. Lindsey was granted 200,000 shares of unregistered common stock valued at $260,000. The contract provides compensation for services on a daily rate and no payments have been made under the contract as of February 28, 2007.

During the fiscal year ended February 28, 2006, Terrence Dunne (Director) was granted 30,000 shares of unregistered common stock valued at $17,400 for services relating to the issuance of the Convertible Promissory Note.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

During the fiscal year ending February 28, 2006, Daybreak granted the following officers and directors shares of unregistered common stock for services. Terrence Dunne and Thomas Kilbourne each received 400,000 shares each valued at $224,000 respectively. Dale Lavigne and Ronald Lavigne each received 300,000 shares each valued at $168,000 respectively. A total of seven directors received 183,000 shares of unregistered common stock valued at $134,730 for directors’ fees.

During the fiscal year ended February 28, 2007, Eric Moe (CEO) was compensated $103,500 in cash and granted 500,000 shares of unregistered common stock valued at $1,100,000.

During the fiscal year ended February 28, 2007, Thomas Kilbourne (Treasurer) was compensated $84,500 in cash and granted 100,000 shares of unregistered common stock valued at $239,000.

During the fiscal year ending February 28, 2007, Daybreak paid nine directors a total of $69,750 cash for directors’ fees.

Convertible Debentures

Of the $168,821 $0.25 Convertible Debentures issued in the fiscal year ended February 28, 2006, $158,821 were issued to five individuals who were considered to be related parties at the time. In the fiscal year ended February 28, 2006, twenty-three of the related party convertible debentures representing $126,821 in principal were converted, resulting in 524,820 shares of unregistered common stock being issued to satisfy the principal and interest obligations. By February 28, 2007, all twenty-six of related party convertible debentures were converted resulting in a total of 662,360 shares of unregistered common stock being issued to satisfy principal and interest obligations.

Of the $806,700 in convertible debenture of the 10% interest $0.75 series, $200,000 was from Hooper Group, LLC , an entity controlled by Keith Hooper a Daybreak shareholder (greater than 5%). In the fiscal year ended February 28, 2007, these notes were converted for 440,000 shares of unregistered common stock to satisfy the principal and interest obligations.

NOTE 9 — STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock

Daybreak is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.   Daybreak has designated 2,400,000 shares of the 10,000,000 total preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value. During the year ended February 28, 2007, Daybreak conducted a private placement sale of Series A Preferred (the “July 2006 Preferred Stock Private Placement”). Each sale unit consisted of one share of Series A Preferred and two common stock purchase warrants. The units were sold for $3.00 per unit, with a total of 1,399,765 units sold; resulting in gross proceeds of $4,199,295. Daybreak received net proceeds of $3,626,204 after placement agent fees, commissions and other offering costs of $573,091.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

The Series A Preferred can be converted by the shareholder at any time into three shares of Daybreak’s common stock. If Daybreak’s common stock is registered under the Securities Act of 1933, the Series A Preferred shall be automatically converted into common stock at any time after the effective date of the registration statement if Daybreak’s common stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.  Holders of Series A Convertible Preferred stock earn a dividend, in the amount of 6% of the original purchase price per year. Accumulated dividends do not bear interest.  Dividends are payable upon declaration by the Board of Directors and none have been declared.

The Warrants included in the private placement, are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. In accordance with EITF 98-5, Daybreak valued the warrants and the beneficial conversion feature of the preferred stock.  Accordingly, Daybreak recorded a discount for the warrants and beneficial conversion feature (BCF), of $4,199,295. The discount is attributable to the fair value of the Warrants and the intrinsic value of the conversion feature of the preferred stock.  The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to the $1,489,222 relative fair value of the Warrants and the $2,710,073 intrinsic value of the conversion feature.  Daybreak also recorded a deemed dividend to reflect the full amortization of the discount of the value of the Warrants and conversion features of $4,199,295.   The fair value of each Warrant granted was estimated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%.  As of February 28, 2007, no subscriber warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado (Bathgate) was the placement agent.  A son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate. Bathgate was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $547,589. For every $30.00 invested, Bathgate earned three (3) common stock purchase warrants exercisable at $1.00 per share. The warrants are exercisable for a period of five (5) years. A total of 419,930 warrants were issued to Bathgate from this private placement and were valued at $816,374. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 28, 2007, no placement agent warrants had been exercised.

Both the subscriber warrants and the placement agent warrants contain customary anti-dilution provisions. The anti-dilution provisions permit the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets. The placement agent warrants also contain a cashless exercise provision. The cashless exercise provision allows for the holder of the warrants to receive a number shares equal to the quotient of a) the product of the number of warrants held and the amount by which Daybreaks market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Daybreak has agreed to register the Series A Preferred shares on a “best efforts” basis.  If Daybreak is unable to file the registration statement within the filing timeline, Daybreak will have to issue 1,399,765 additional warrants at an exercise price of $2.00 per share. Daybreak is required to file the Series A Preferred shares registration statement within sixty (60) days of the effective date of the registration statement required for the May 2006 common stock private placement.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair values of the Series A Convertible Preferred Shares and the Common Stock Purchase Warrants were as follows:

Description	Shares	Relative Fair Value Amount
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222
Total Proceeds		4,199,295
Offering Costs		(573,091)
Net Proceeds		$3,626,204

Common Stock

Daybreak is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. During the year ended February 28, 2007, Daybreak conducted a private placement sale of common stock from March 3, 2006 to May 19, 2006 (the “May 2006 Common Stock Private Placement”). Each sale unit consisted of two shares of common stock and one common stock purchase warrant (warrant). The units sold for $1.50 per unit, with a total of 4,013,602 units sold; resulting in gross proceeds of $6,020,404 (net proceeds of $5,188,257 after placement costs).

The Warrants are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. Daybreak may call the warrants for redemption if (a) the average of the closing sale price of the common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act.  The Warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of five (5) years; volatility of 112%; and dividend yield of 0.0%.

Bathgate Capital Partners, of Denver, Colorado was the placement agent.  A son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate Capital Partners. The Placement Agent was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $790,402.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Additionally, the Placement Agent was paid a due diligence fee of $15,000. For every ten (10) units sold, the Placement Agent earned three (3) common stock warrants, two of which are exercisable at $0.75 per share and one of which is exercisable at $2.00 per share. The Placement Agent warrants are exercisable for a period of seven (7) years. The placement agent earned 1,204,082 warrants, of which 802,721 are exercisable at $0.75 per share and were determined to have a fair value of $2,043,752. The remaining 401,361 warrant shares are exercisable at $2.00 per share and were determined to have a fair value of $973,970.  The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of seven years; volatility of 112%; and dividend yield of 0.0%.  As of February 28, 2007, no placement agent warrants had been exercised.

Both the subscriber warrants and the placement agent warrants have a cashless exercise provision and contain customary anti-dilution provisions. The cashless exercise provision allows for the holder of the warrants to receive a number shares equal to the quotient of a) the product of the number of warrants held and the amount by which the market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price. The anti-dilution provisions permit the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets.

Daybreak agreed to register the shares on a “best efforts” basis.  If Daybreak was unable to file the registration statement within the filing timeline, Daybreak would have had to issue 4,013,602 additional warrants at an exercise price of the lower of (a) the average closing sale price of its common stock for twenty of the thirty trading days immediately preceding the date the registration statement should have been filed, or (b) $1.50 per common share. Daybreak did file the registration statement within the filing timeline. No additional warrants were required to be issued.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the common stock and registration rights instruments did not have embedded derivatives.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

Description	Shares	Relative Fair Value Amount
Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172
Total Proceeds		6,020,404
Placement fees		(832,147)
Net Proceeds		$5,188,257

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

During the fiscal year ended February 28, 2005, Daybreak conducted a private placement sale of common stock from June 7, 2005 through December 19, 2005 (the “December 2005 Common Stock Private Placement”). The shares were sold directly by Daybreak and were offered at $0.25 per share to accredited investors only. Gross proceeds were $1,100,000, with net proceeds of $1,087,500. A total of forty-three (43) investors participated in this private placement. From this offering, 4,400,000 shares of unregistered common stock were issued.

Common Stock for Services

Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of Daybreak’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the recent issuance of SFAS No. 157. Accordingly, Daybreak has elected an early application of these newly enacted guidelines. Daybreak has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

During the fiscal year ended February 28, 2007, Daybreak paid for investor relations and consulting services with 220,000 shares of unregistered common stock valued at $401,200.

During the fiscal year ended February 28, 2006, Daybreak paid for investor relations services with 2,539,667 shares of unregistered common stock valued at $1,599,400.

Common Stock Issued for Convertible Debentures and Interest Payable

During the fiscal year ended February 28, 2007, non-related parties converted debentures representing $770,139 in principal, resulting in 1,471,763 shares of unregistered common stock being issued to satisfy the principal and interest obligations.

During the fiscal year ended February 28, 2006, non-related parties converted debentures representing $74,713 in principal, resulting in 281,315 shares of unregistered common stock being issued to satisfy the principal and interest obligations

Common Stock Issued for Oil and Gas Property Interests

Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of Daybreak’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the recent issuance of SFAS No. 157. Accordingly, Daybreak has elected an early application of these newly enacted guidelines. Daybreak has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

During the fiscal year ended February 28, 2007, Daybreak purchased oil and gas properties valued at $420,000 by issuing 150,000 shares of its unregistered common for the 40 Mile Coulee project in Alberta, Canada.  On December 8, 2006, Daybreak repurchased these same 150,000 shares for an agreed amount of $150,000 as part of an agreement to release Daybreak from any further plugging and abandonment liabilities related to this project.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

During the fiscal year ended February 28, 2007, Daybreak purchased an additional eight percent (8%) working interest in the Tuscaloosa project in Louisiana from Strike Oil & Minerals, Corp. for $205,883 in cash and 72,500 shares of unregistered common stock valued at $108,750.

During the fiscal year ended February 28, 2006, Daybreak issued 100,000 shares of unregistered common stock valued at $37,000 to Margaret Perales of MPG Petroleum for oil and gas property acquisition costs in the Pearl Prospect, located in Texas.

During the fiscal year ended February 28 2006, Daybreak issued 600,000 shares of unregistered common stock valued at $375,000 to Sam Pfiester (Trustee, Chicago Mill Joint Venture), for oil and gas property acquisition in the Tuscaloosa project in Louisiana.

NOTE 10 – WARRANTS:

For the year ended February 28, 2006 there were no warrants issued or outstanding.

Warrants outstanding and exercisable as of February 28, 2007 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
May 2006 Common Stock Private Placement	4,013,602	$2.00	4.25	4,013,602
Placement Agent Warrants May 2006 PP	802,721	$0.75	6.25	802,721
Placement Agent Warrants May 2006 PP	401,361	$2.00	6.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.50	2,799,530
Placement Agent Warrants July 2006 Preferred Stock PP	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	4.75	150,001
	8,587,145			8,587,145

During the year ended February 28, 2007, no warrants were exercised. For the year ended February 28, 2006 there were no warrants issued or outstanding. The intrinsic value of the warrants at February 28, 2007 were $152,517.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 11 – RESTATEMENT:

Daybreak has determined that it is necessary to restate previously filed financial statements. The restated financial statements will include the four (4) quarters for the fiscal year ended February 28, 2006, the 12 months ended February 28, 2006, and the first three (3) quarters for the fiscal year ended February 28, 2007 (the "Restated Periods"). The determination to restate the financial statements for the Restated Periods is based on a reassessment of the following non-cash transactions:

  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for compensation to management and directors during the Restated Periods; and
  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for investor relations services during the Restated Periods; and
  Pursuant to SFAS No. 123(R), an adjustment was recorded utilizing the market trading price on the date of grant as the more readily determinable fair value of stock issued for oil and gas properties during the Restated Periods; and
  Pursuant to EITF 00-27 and 98-5, the recognition of a beneficial conversion feature (BCF) inherent in the convertible debentures issued during the Restated Periods.  The recognition results in the recording of a discount to reflect the BCF and the recording of interest expense related to the discount.

Pursuant to SFAS No. 123R the guidelines for recording stock based compensation issued to officers and directors support that the more readily determinable fair value of these shares should be based on the publicly traded share price of Daybreak’s registered shares at the grant date. The valuation of stock based compensation has been further addressed by the recent issuance of SFAS No. 157. This latest pronouncement also implies that shares issued to officers and directors for compensation should be valued at the publicly traded share price. Both of these pronouncements forward that the aforementioned valuation method can be applied even when, as in Daybreak’s case, compensation was issued to officers and directors in the form of unregistered shares which cannot be sold by the recipients until a full year has elapsed from their issuance. Accordingly, Daybreak has restated the impact of these share based payments to reflect the use of the publicly traded share price.

Again pursuant to SFAS No. 123(R), the guidelines for recording common stock issued for investor relations services and the acquisition of interests in oil and gas properties suggest that the more readily determinable fair value of these shares should be based on the publicly traded share price of Daybreak’s registered shares at the grant or acquisition date. SFAS No. 157 also suggests that when shares are issued for services or properties, they should be valued at the publicly traded share price. Accordingly, Daybreak has restated the impact of the share based payments for services and oil and gas properties to reflect the use of the publicly traded share price.

Daybreak has reviewed its prior determination of the fair value of shares resulting from the potential conversion of debt and concluded that it has not appropriately accounted for discounts in accordance with SFAS 123(R) and EITF 98-05.  Daybreak has calculated the intrinsic value of the embedded beneficial conversion feature present in the convertible debt using quoted closing market prices on the date of each of the transactions.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

This calculation has determined that $1,138,701 in discounts should have been assigned to the convertible debt issuances at their respective inception. These discounts will be amortized over the period commencing on the issuance date to the earliest conversion date of the debt.

The accompanying financial statements for the twelve month period February 28, 2006, have been restated to effect the changes described above. The impact of those adjustments for the following periods is summarized as follows:

  The three months ended May 31, 2006 and May 31, 2005; and
  The six months ended August 31, 2006 and August 31, 2005; and
  The nine months ended November 30, 2006 and November 30, 2005; and
  The twelve months ended February 28, 2006.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of May 31, 2005 (Unaudited):	As Originally Reported	Adjustments		As Restated
Total current assets	$401,521	$(365,623)	1)	$35,898
Oil and gas properties, net of accumulated depletion, successful efforts method	-	-		-
Total assets	401,521	(365,623)		35,898

Total current liabilities	$101,244	$(39,064)	2)	$62,180

Preferred stock	-	-		-
Common stock	20,149	-		20,149
Additional paid-in capital	1,195,547	1,053,000	1)
		46,611	2)	2,295,158
Accumulated deficit	(915,419)	179,384	3)	(736,035)
Deficit accumulated during the exploration stage	-	(1,426,170)		-
		(179,384)	3)	(1,605,554)
Total stockholders’ equity	300,277	(326,559)		(26,282)
Total liabilities and stockholders’ equity	$401,521	$(365,623)		$35,898

	THREE MONTHS ENDED
For the three months ended May 31, 2005 (Unaudited):	As Originally Reported	Adjustments		As Restated
Revenue	$-	$-		$-

Expenses
General and administrative	179,383	1,418,623	1)	1,598,006
Total expenses	179,383	1,418,623		1,598,006

Loss from operations	(179,383)	(1,418,623)		(1,598,006)

Other expenses:
Interest expense	-	(7,547)	2)	(7,547)

Net loss	$(179,383)	$(1,426,170)		$(1,605,553)

Net loss available to common shareholders	$(179,383)	$(1,426,170)		$(1,605,553)

Net loss per common share	$(0.01)	$(0.07)		$(0.08)

Weighted-average common shares outstanding	$18,969,528	$1,196,130	4)	$20,165,658

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by third parties utilizing the market price on the date of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To reclassify deficit accumulated during exploration stage.
4)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of August 31, 2005 (Unaudited):	As Originally Reported	Adjustments		As Restated
Total current assets	$244,671	$(243,747)	1)	$924
Oil and gas properties, net of accumulated depletion, successful efforts method	378,500	12,000	4)	390,500
Total assets	$623,171	$(231,747)		$391,424

Total current liabilities	$224,787	$(52,722)	2)	$172,065

Preferred stock	-	-		-
Common stock	21,295	-		21,295
Additional paid-in capital	1,480,901	1,058,700	1)	-
		73,511	2)
		12,000	4)	2,625,112
Accumulated deficit	(1,103,812)	367,777	3)	(736,035)
Deficit accumulated during the exploration stage	-	(1,323,236)
		(367,777)	3)	(1,691,013)
Total stockholders’ equity	398,384	(179,025)		219,359
Total liabilities and stockholders’ equity	$623,171	$(231,747)		$391,424

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the three and six months ended August 31, 2005 (Unaudited):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Revenue	$-	$-		$-	$-	$-		$-

Expenses
General and administrative	188,393	(116,176)	1)	72,217	367,776	1,302,447	1)	1,670,223
Total expenses	188,393	(116,176)		72,217	367,776	1,302,447		1,670,223

Loss from operations	(188,393)	116,716		(72,217)	(367,776)	(1,302,447)		(1,670,223)

Other income and expenses:
Interest income	-	-		-	-	-		-
Interest expense	-	(13,242)	2)	(13,242)	-	(20,789)	2)	(20,789)
Total other income and expenses	-	(13,242)		(13,242)	-	(20,789)		(20,789)
Net loss	$(188,393)	$102,934		$(85,459)	$(367,776)	$(1,323,236)		$(1,691,012)

Net loss available to common shareholders	$(188,393)	$102,934		$(85,459)	$(367,776)	$(1,323,236)		$(1,691,012)

Net loss per common share	$(0.01)	$0.01		$(0.00)	$(0.02)	$(0.06)		$(0.08)

Weighted-average common shares outstanding	20,553,897	$(361,391)	5)	20,192,506	19,772,310	406,772	5)	20,179,082

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by third parties utilizing the market price on the date of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To reclassify deficit accumulated during exploration stage.
4)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
5)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of November 30, 2005 (Unaudited):
	As Originally Reported	Adjustments		As Restated
Total current assets	$683,539	$(171,875)	1)	$511,664
Oil and gas properties, net of accumulated depletion, successful efforts method	586,833	237,000	4)	823,833
Total assets	$1,270,372	$65,125		$1,335,497

Total current liabilities	$248,172	(20,941)	2)	227,231

Preferred stock	-	-		-
Common stock	26,755			26,755
Additional paid-in capital	2,838,506	1,849,680	1)
		73,511	2)
		237,000	4)	4,988,697
Accumulated deficit	(1,843,061)	1,107,026	3)	(736,035)
Deficit accumulated during the exploration stage	-	(2,074,125)
		(1,107,026)	3)	(3,181,151)

Total stockholders’ equity	$1,022,200	$86,066		$1,108,266
Total liabilities and stockholders’ equity	$1,270,372	$65,125		$1,335,497

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the three and nine months ended November 30, 2005 (Unaudited):
	THREE MONTHS ENDED				NINE MONTHS ENDED
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Revenue	$-	$-		$-	$-	$-		$-

Expenses
Exploration and drilling	58,400	-		58,400	70,900	-		70,900
General and administrative	681,170	719,108	1)	1,400,278	1,036,446	2,021,555	1)	3,058,001
Total expenses	739,570	719,108		1,458,678	1,107,346	2,021,555		3,128,901

Loss from operations	(739,570)	(719,108)		(1,458,678)	(1,107,346)	(2,021,555)		(3,128,901)

Other income and expenses:
Interest income	321	-		321	321	-		321
Interest expense	-	(31,781)	2)	(31,781)	-	(52,570)	2)	(52,570)
	321	(31,781)		(31,781)	321	(52,570)		(52,249)
Net loss	$(739,249)	$(750,889)		$(1,490,138)	$(1,107,025)	$(2,074,125)		$(3,181,150)

Net loss available to common shareholders	$(739,249)	$(750,889)		$(1,490,138)	$(1,107,025)	$(2,074,125)		$(3,181,150)

Net loss per common share	$(0.03)	$(0.03)		$(0.06)	$(0.05)	$(0.10)		$(0.15)

Weighted-average common shares outstanding	23,471,326	446,149	5)	23,917,475	20,997,432	418,718	5)	21,416,150

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by third parties utilizing the market trading price on the day of grant

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To reclassify deficit accumulated during exploration stage.
4)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
5)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of February 28, 2006 (Unaudited):
	As Originally Reported	Adjustments		As Restated
Total current assets	$1,074,610	$-		$1,074,610
Oil and gas properties, net of accumulated depletion, successful efforts method	895,400	237,000	3)	1,132,400
Total assets	$1,970,010	$237,000		$2,207,010

Total current liabilities	$1,167,347	$(1,049,233)	2)	$118,114

Preferred stock	-	-		-
Common stock	29,458	-		29,458
Additional paid-in capital	3,534,522	2,234,180	1)
		1,261,812	2)
		237,000	3)	7,267,514
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,025,282)	(2,446,759)		(4,472,041)
Total stockholders’ equity	$802,663	$1,286,233		$2,088,896
Total liabilities and stockholders’ equity	$1,970,010	$237,000		$2,207,010

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the three and twelve months ended February 28, 2006 (Unaudited):
	THREE MONTHS ENDED				TWELVE MONTHS ENDED
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Revenue	$-	$-		$-	$-	$-		$-

Expenses
Exploration and drilling	256,569	-		256,569	327,469	-		327,469
General and administrative	632,246	212,625	1)	844,871	1,688,692	2,234,180	1)	3,902,872
Total expenses	888,815	212,625		1,101,440	1,996,161	2,234,180		4,230,341

Loss from operations	(888,815)	(212,625)		(1,101,440)	(1,996,161)	(2,234,180)		(4,230,341)

Other income and expenses:
Interest income	41	-		41	362	-		362
Interest expense	(29,483)	(160,009)	2)	(189,492)	(29,483)	(212,579)	2)	(242,062)
	(29,442)	(160,009)		(189,451)	(29,121)	(212,579)		(241,700)
Net loss	(918,257)	$(372,634)		$(1,290,891)	$(2,025,282)	$(2,446,759)		$(4,472,041)

Net loss available to common shareholders	$(918,257)	$(372,634)		$(1,290,891)	$(2,025,282)	$(2,446,759)		$(4,472,041)

Net loss per common share	$(0.03)	$(0.02)		$(0.05)	$(0.09)	$(0.10)		$(0.19)

Weighted-average common shares outstanding	28,767,159	(214,226)	4)	28,552,933	22,709,564	466,341	4)	23,175,905

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by third parties utilizing the market trading price on the day of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
4)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of May 31, 2006 (Unaudited):	As Originally Reported	Adjustments		As Restated
Total current assets	$5,187,468	$(421,875)	1)	$4,765,593
Oil and gas properties, net of accumulated depletion, successful efforts method	2,507,310	507,000	3)	3,014,310
Total assets	$7,694,778	$85,125		$7,779,903

Total current liabilities	$1,263,583	$(787,704)	2)	$475,879
Other liabilities	207,519	-		207,519
Total liabilities	1,471,102	(787,704)		683,398

Preferred stock	-			-
Common stock	38,456	-		38,456
Additional paid-in capital	9,468,280	3,464,880	1)
		1,286,812	2)
		507,000	3)	14,726,972
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,547,025)	(2,234,180)	1)
		(212,579)	2)
		(1,939,104)		(6,932,888)
Total stockholders’ equity	6,223,676	872,829		7,096,505
Total liabilities and stockholders’ equity	$7,694,778	$85,125		$7,779,903

	THREE MONTHS ENDED
For the three months ended May 31, 2006 (Unaudited):	As Originally Reported	Adjustments		As Restated
Revenue	$-	$-		$-

Expenses
General and administrative	495,044	1,652,575	1)	2,147,619
Total expenses	495,044	1,652,575		2,147,619

Loss from operations	(495,044)	(1,652,575)		(2,147,619)

Other expenses:
Interest expense	(26,699)	(286,529)	2)	(313,228)
Total other expenses	(26,699)	(286,529)		(313,228)
Net loss	$(521,743)	$(1,939,104)		$(2,460,847)

Net loss available to common shareholders	$(521,743)	$(1,939,104)		$(2,460,847)

Net loss per common share	$(0.02)	$(0.06)		$(0.08)

Weighted-average common shares outstanding	30,684,522	731,239	4)	31,415,761

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by utilizing the market trading price on the day of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
4)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of August 31, 2006 (Unaudited):
	As Originally Reported	Adjustments		As Restated
Total current assets	$7,934,597	$(495,535)	1)	$7,439,062
Oil and gas properties, net of accumulated depletion, successful efforts method	3,369,678	550,500	3)	3,920,178
Vehicles and equipment, net of accumulated depreciation	21,670	-		21,670
Total assets	$11,325,945	$54,965		$11,380,910

Total current liabilities	$1,161,146	$(452,245)		$708,901
Other liabilities	207,519	-		207,519
Total liabilities	1,368,665	(452,245)		916,420

Preferred stock	1,400	-		1,400
Common stock	38,980	-		38,980
Additional paid-in capital	13,492,210	3,727,381	1)
		1,286,812	2)
		550,500	3)	19,056,903
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(2,839,275)	(2,234,180)	1)
		(212,579)	2)
		(2,610,724)		(7,896,758)
Total stockholders’ equity	9,957,280	507,210		10,464,490
Total liabilities and stockholders’ equity	$11,325,945	$54,965		$11,380,910

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the three and six months ended August 31, 2006 (Unaudited):
	THREE MONTHS ENDED				SIX MONTHS ENDED
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Revenue	$270,099	$-		$270,099	$270,099	$-		$270,099

Expenses
Exploration and drilling	72,338	-		72,338	72,338	-		72,338
General and administrative	467,716	336,161	1)	803,877	962,760	1,988,736	1)	2,951,496
Total expenses	540,054	336,161		876,215	1,035,098	1,988,736		3,023,834

Loss from operations	(269,955)	(336,161)		(606,116)	(764,999)	(1,988,736)		(2,753,735)

Other income and expenses:
Interest income	5,590			5,590	5,590	-		5,590
Interest expense	(27,886)	(335,459)	2)	(363,345)	(54,585)	(621,988)	2)	(676,573)
	(22,296)	(335,459)		(357,755)	(48,995)	(621,988)		(670,983)
Net loss	(292,251)	$(671,620)		$(963,871)	$(813,994)	$(2,610,724)		$(3,424,718)

Deemed dividend – Beneficial conversion feature	-	(4,199,295)		(4,199,295)	-	(4,199,295)		(4,199,295)
Net loss available to common shareholders	$(292,251)	$(4,870,915)		$(5,163,166)	$(813,994)	$(6,810,019)		$(7,624,013)

Net loss per common share	$(0.01)	$(0.12)		$(0.13)	$(0.02)	$(0.20)		$(0.22)

Weighted-average common shares outstanding	38,583,519	81,789	4)	38,665,308	34,634,021	354,475	4)	34,988,496

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provided by third parties utilizing the market trading price on the day of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on convertible debt using the effective interest rate method.
3)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
4)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of November 30, 2006 (Unaudited):	As Originally Reported	Adjustments		As Restated
Total current assets	$4,407,286	$-		$4,407,286
Oil and gas properties, net of accumulated depletion, successful efforts method	4,195,434	273,250	3)	4,468,684
Note receivable – non current portion	533,298	-		533,298
Vehicles and equipment, net of accumulated depreciation	20,422	-		20,422
Other assets	1,442,310	-		1,442,310
Total assets	$10,598,750	$273,250		$10,872,000

Total current liabilities	$863,062	$464,178	2)	$1,521,559
Other liabilities	207,518	-		207,518
Total liabilities	1,070,580	464,178		1,729,077

Preferred stock	1,400	-		1,400
Common stock	39,052	-		39,052
Additional paid-in capital	15,686,343	2,624,880	1)
		255,111	2)
		543,250	3)	19,109,584
Accumulated deficit	(736,035)	-		(736,035)
Deficit accumulated during the exploration stage	(5,462,590)	(2,234,180)	1)	(9,271,078)
		(212,579)	2)
		(1,167,410)
Total stockholders’ equity	9,528,170	(385,247)		9,142,923
Total liabilities and stockholders’ equity	$10,598,750	$273,250		$10,872,000

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the three and nine months ended November 30, 2006 (Unaudited):
	THREE MONTHS ENDED				NINE MONTHS ENDED
	As Originally Reported	Adjustments		As Restated	As Originally Reported	Adjustments		As Restated
Revenue	$218,590	$-		$218,590	$488,689	$-		$488,689

Expenses
Production costs	59,736	-		59,736	91,669	-		91,669
Exploration and drilling	452,239	270,000	3)	722,239	492,644	270,000	3)	762,644
Depreciation and depletion	19,884	-		19,884	20,920	-		20,920
General and administrative	478,725	(122,656)	1)	356,069	2,915,828	390,700	1)	3,306,528
Total expenses	1,010,584	147,344		1,157,928	3,521,061	660,700		4,181,761

Loss from operations	(791,994)	(147,344)		(939,338)	(3,032,372)	(660,700)		(3,693,072)

Other income and expenses:
Interest income	36,517	-		36,517	42,107	-		42,107
Dividend income	5,208	-		5,208	5,208	-		5,208
Interest expense	(250,881)	(31,506)	2)	(282,387)	(452,251)	(506,710)	2)	(958,961)
	(209,156)	(31,506)		(240,662)	(404,936)	(506,710)		(911,646)
Net loss	$(1,001,150)	$(178,850)		$(1,180,000)	$(3,437,308)	$(1,167,410)		$(4,604,718)

Cumulative convertible preferred stock dividend requirement	(93,142)	-		(93,142)	(93,142)	-		(93,142)
Deemed dividend – beneficial conversion feature	-	-		-	(4,199,295)	-		(4,199,295)
Net loss available to common shareholders	$(1,094,292)	$(178,850)		$(1,273,142)	$(7,729,745)	$(1,167,410)		$(8,897,155)

Net loss per common share	$(0.03)	$-		$(0.03)	$(0.21)	$(0.04)		$(0.25)

Weighted-average common shares outstanding	39,031,776	3,983	4)	39,035,759	36,082,883	(215,043)	4)	36,297,926

1)
To recognize previously deferred expense for stock based compensation and adjust the valuation of stock based compensation and services provide by third parties utilizing the market trading price on the day of grant.

2)	To record discount related to the beneficial conversion feature and record the amortization of discount on the convertible debt using the effective interest rate method.
3)	To adjust the valuation of the stock based acquisition of oil and gas properties utilizing the market trading price on the date of grant.
4)	To adjust weighted average shares outstanding and earnings per share as a result of recognizing certain issuances as of the date of satisfaction of all necessary conditions to issuance.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 12 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

2007
Computed at U.S. and State statutory rates (40%)	$(3,356,800)
Permanent differences	1,500,200
Changes in valuation allowance	1,856,600
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

Deferred tax assets:	2007	2006 (Restated)
Net operating loss carryforwards	$1,734,000	$825,200
Oil and gas properties	947, 800	-
Less valuation allowance	(2,681,800)	(825,200)
Total	$-	$-

At February 28, 2007, Daybreak had a net operating loss carryforwards for federal and state income tax purposes of approximately $4,335,000, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased by approximately $1,856,600 and $810,000 for the years ended February 28, 2007 and 2006, respectively.  Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

In May 2007, Daybreak was informed by Green River Drilling that they intended to sell the drilling rig to a third party. The sale was completed and on June 11, 2007, Daybreak received a total of $846,668 which included the principal of $800,000 and accrued interest in the amount of $46,668 in satisfaction of the note receivable.

On June 4, 2007, Daybreak as Operator for the drilling and completion of the Haas-Hirsch No. 1 well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to one of the working interest participants for delinquency in meeting their financial commitments in the drilling and completion of the Haas-Hirsch No. 1 well. As of May 31, 2007, this working interest participant was delinquent $743,469. On August 9, 2007, the Company received a $100,000 payment on this delinquency. If the working interest participant is unable to meet its commitments, their working interest percentage will be offered to the other participants in the well. If the other working interest participants decline to increase their ownership Daybreak will become liable for this delinquency and will assume a larger working interest in the project. As of February 28, 2007, there was no delinquency from this working interest participant. Daybreak has been informed by this participant of their intention to meet all financial commitments.

On June 21, 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area in California. By paying the full cost of the seismic program Chevron will earn a 50% interest in the lands and a 50% working interest for the drilling of future wells in the project area. Daybreak et al will earn a 50% interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first three initial test wells to be drilled on the jointly held lands. The three initial test wells must be drilled within nine months of the seismic data interpretation being completed.

On July 5, 2007, Daybreak and its partners (“Daybreak et al”), entered into a Joint Development Participation Agreement (“JDPA”) with three companies for a drilling program in the Tuscaloosa project area in Louisiana. This JDPA plans on four wells being drilled within the next year. The Daybreak working interest will range from 24.5% to 29.5% on each well. The JDPA does not effect any prior agreement for wells and production infrastructure that is already in place. Daybreak will have a 29.5% interest in all future lease rentals.

On August 31, 2007, the remaining two debenture holders of the $0.75 convertible debentures agreed to extend the term of the debentures to October 31, 2007. In consideration of this extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%.

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s operations are directly related to oil and natural gas producing activities located in Louisiana, Texas and Alabama.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 28,
	2007	2006
Proved properties
Mineral interests	$2,092,107	$-
Wells, equipment and facilities	2,129,400	-
Total proved properties	4,221,507	-

Unproved properties
Mineral interests	902,420	1,132,400
Uncompleted wells, equipment and facilities	1,822,619	-
Total unproved properties	2,725,038	1,132,400

Less accumulated depreciation, depletion, amortization and impairment	(2,393,693)	-
Net Capitalized Costs	$4,552,852	$1,132,400

Costs Incurred in Oil and Gas Producing Activities

	TWELVE MONTHS ENDED FEBRUARY 28,
	2007	2006
Acquisition of proved properties	$428,669	$-
Acquisition of unproved properties	1,486,901	1,132,400
Development costs	859,688	-
Exploration costs	4,241,917	327,469
Total Costs Incurred	$7,017,175	$1,459,869

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Results of Operations from Oil and Gas Producing Activities

	TWELVE MONTHS ENDED FEBRUARY 28,
	2007	2006
Oil and gas revenues	$629,346	$-
Production costs	(373,766)	-
Exploration expenses	(1,196,640)	(327,469)
Depletion, depreciation, and impairment	(2,393,693)	-
Result of oil and gas producing operations before income taxes	(3,334,753)	(327,469)
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$(3,334,753)	$(327,469)

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by independent petroleum engineers.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as addition information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.   The Company had no proved reserves in fiscal 2006.  The fiscal 2007 proved reserves are summarized in the table below:

	Crude Oil and Natural Gas Liquid Bbls	Natural Gas Mcf
Proved reserves as of February 28, 2007:
Beginning of the period	-	-
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchase of minerals in place	6,390	78,171
Extensions and discoveries	27,044	199,976
Production	(4,009)	(66,347)
Sale of minerals in place	-	-
End of the period	29,425	211,800

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2007 and 2006 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	February 28,
	2007	2006

Future cash inflows	$3,270,219	$-
Future production costs (1)	(889,817)	-
Future development costs	(170,762)	-
Future income tax expenses (2)	-	-
Future net cash flows	2,209,640	-
10% annual discount for estimated timing of cash flows	(269,273)	-
Standardized measure of discounted future net cash flows at the end of the year	$1,940,367	$-

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.
(2)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Future cash inflows are computed by applying year-end prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of the Company’s derivative instruments, if any. See the following table for average prices.

	February 28,
	2007	2006

Average crude oil price per Bbl	$56.71	n/a
Average natural gas price per Mcf	$7.56	n/a

 Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below.

	Twelve months ended February 28,
	2007	2006
Standardized measure of discounted future net cash flows at the beginning of the year	$-	$-
Extensions, discoveries and improved recovery, less related costs	1,806,060	-
Revisions of previous quantity estimates	-	-
Changes in estimated future development costs	-	-
Purchases (sales) of minerals in place	389,887	-
Net changes in prices and production costs	-	-
Accretion of discount	-	-
Sales of oil and gas produced, net of production costs	(255,580)	-
Development costs incurred during the period	-	-
Change in timing of estimated future production and other	-	-
Net change in income taxes		-
Standardized measure of discounted future net cash flows at the end of the year	$1,940,367	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended February 28, 2003 and February 29, 2004, the Board of Directors of the Company engaged the firm of DeCoria, Maichel & Teague PS (DMT) as our independent registered public accounting firm to perform annual audits. In those reports there were no adverse opinions or disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, with the exception of a statement regarding the uncertainty of our Company’s ability to continue as a going concern.

Because of a pending merger with a company in California, the firm of DMT resigned on January 7, 2005 as our independent accountant. On January 12, 2005 we engaged the firm of Kabani & Company, as our independent auditors to provide the requisite audit services for the Company.

On April 20, 2005, the Board of Directors dismissed the firm of Kabani & Company as our independent auditors. Since the pending merger in California did not occur, the Board of Directors felt that it was important to have a local independent auditor to perform our annual audits. The firm of Kabani & Company did not report on any financial statements for the Company. While they were engaged by us, they did review our Quarterly Report on Form 10-QSB for the period ending November 30, 2004.

On May 24, 2005, Daybreak reported that we had again engaged the firm of DeCoria, Maichel & Teague PS (DMT) to act as our independent auditor and perform the requisite audit services for the fiscal years ended February 28, 2005. DMT performed the annual audit for the fiscal years ended February 28, 2005 and February 28, 2006. In those reports there were no adverse opinions or disclaimers of opinion nor were they modified as to uncertainty, audit scope or accounting principles, with the exception of a statement regarding the uncertainty of our Company’s ability to continue as a going concern.

On November 8, 2006, the Registrant’s independent auditor, DeCoria, Maichel & Teague PS (DMT) was dismissed based on a recommendation from the Audit Committee. There were no disagreements with DMT on any matter of accounting principals, financial statement disclosure, or auditing scope or procedures, however the Audit Committee recognized a need to engage an independent registered public accounting firm with more specific expertise with the oil and gas industry.

On November 8, 2006, the Board of Directors, engaged the firm of Malone & Bailey, PC of Houston, Texas, as the Company’s independent registered public accountants to perform annual audits for the Company. In the process of responding to comments from the Securities and Exchange Commission in regards to the SB-2 registration statement that we filed for the Spring 2006 private placement, Daybreak determined that it would be necessary to restate previously filed financial statements for the fiscal year ended February 28, 2006. The restatement of financial statements involved transactions of a non-cash nature for the determination of the fair value of common stock issuances and the recognition and accounting treatment of a beneficial conversion feature in regards to the convertible debentures that Daybreak had issued. As a consequence of the need for the restatement, Malone & Bailey was also engaged to conduct an audit of the fiscal year ended February 28, 2006 as well as February 28, 2007.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2007, an evaluation was conducted by Daybreak management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"). Such disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls needed improvement and were not adequately effective as of February 28, 2007, to ensure timely reporting with the Securities and Exchange Commission.

Material weakness identified included:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the Securities and Exchange Commission.

We have restated previously filed financial statements for the four (4) quarters for the fiscal year ended February 28, 2006, the 12 months ended February 28, 2006, and the first three (3) quarters for the fiscal year ended February 28, 2007.  The nature of the restatements is disclosed in this 10-K filing as Note 11 to the financial statements.  The material weaknesses giving rise to the restatements were due to errors in applying GAAP in regards to a) properly valuing and recording share based payments, and b) properly valuing and recognizing beneficial conversion features, relative fair value of warrants and related discounts on convertible debt and preferred stock issuances.  These deficiencies were identified as a result of comment letters received from the Securities and Exchange Commission (SEC) in response to our previously filed SB-2 Registration Statement.  Our Independent Registered Accountants also noted these deficiencies during the audit of our financials statements for the fiscal years ended February 28, 2007 and February 28, 2006, respectively.

In particular, the Company does not have adequate controls over the timely filing of our required quarterly 10-QSB and year end 10-KSB reports. For the fiscal year ended February 28, 2007, we were forced to file a 12b-25 “Notification of Late Filing” report for the quarters ended August 31, 2006 and November 30, 2006.

Additionally, the filing of our third quarter 10-QSB was delayed beyond the extended due date and this resulted in an “E” being placed behind our trading symbol until the delinquent report was filed. For the fiscal year end 10-KSB report, the filing of the 12b-25 report itself was delinquent. This resulted in a second “E” in less than 12 months being placed behind our trading symbol.

Our 10-KSB report for the fiscal year ended February 28, 2007, should have been filed on May 29, 2007. We were unable to complete the 10-KSB in the time allotted because the restatement of our previously filed financial statements was not completed. Consequently we filed a 12b-25 “Notification of Late Filing” report, believing that we would complete the restatement and audit process within the filing extension period.

We were not successful in meeting that goal. On July 2, 2007, our stock was dropped from being quoted on the OTC Bulletin Board market to the OTC pink sheet market. We will be eligible to apply to return to the OTC bulletin Board market when we become current in our SEC filings.

Our first quarter 10-QSB report for the fiscal year ending February 29, 2008 should have been filed on July 16, 2007. We were not successful in making this filing deadline because the audit of our prior fiscal year ended February 28, 2006 was not completed.

Due to the amount of administrative staff of the Company, certain beneficial control methods are not available for our implementation. This is especially true when evaluating an effective separation of duties and responsibilities in the corporate office.

(b)           Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s management also conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

During the preparation of the Company’s financial statements, as of February 28, 2007, the Company concluded that the current system of disclosure controls and procedures are still not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Controls failed to ensure that common stock transactions were disclosed in a timely manner on Form 8-K, Current Reports. On March 10, 2006, we commenced a Regulation D Rule 506 common stock offering. The Securities and Exchange Commission’s rules and regulations require that we report certain issuances of unregistered equity securities on a Current Report Form 8-K.  Our Regulation D offering was an unregistered offering of equity securities. In our filings on April 5, 2006 and again May 26, 2006, of Form 8-K that reported the sales of our equity securities, we were late by one day in meeting the timely filing requirements for 8-K reporting. In both instances, this was because of our internal control procedures for review and approvals of 8-K filings were not properly executed.

As a result of our evaluations, the Company has initiated the changes in internal control described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes Implemented to Correct Material Weaknesses:

  We have revised our operation procedures relating to management’s issuance of common stock and the timely disclosure of unregistered equity transactions.
  We have increased administrative staff to assist in the more timely preparation of all required reporting documents
(c)           Limitations.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

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

ITEM 8B.  OTHER INFORMATION

None

PART  III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

Name	Age	Position(s) w/the Company	Director Since
Dale B. Lavigne	75	Director/Chairman	March 1965
Robert N. Martin	52	Director/President	December 2004
Eric L. Moe	43	Director / CEO	August 2006
Jeffrey R. Dworkin	49	Director/Secretary	December 2004
Terrence J. Dunne	58	Director/Chief Financial Officer	January 2006
Thomas C. Kilbourne	55	Director/Treasurer/Controller	January 2001
Michael Curtis	52	Director	December 2004
Ronald D. Lavigne	52	Director	July 1999
Tim R. Lindsey	55	Director	January 2007

EXECUTIVE OFFICERS

Bennett W. Anderson	46	Chief Operating Officer	March 2006

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

Eric L. Moe  became the CEO of the Company on March 1, 2006 and was appointed a director on August 1, 2006. Mr. Moe has over 21 years experience in the finance field. He has served as a registered representative with several NASD member securities firms; and a Senior Partner, Vice President and branch manager of a registered broker dealer. Since 1998, Mr. Moe has been consulting to both private and public companies specializing in mergers and acquisitions and is currently providing investor relationship services to several public companies. During his career, Mr. Moe has assisted in helping over 20 private companies become public companies. Additionally, he has assisted in raising over $100,000,000 in equity and debt financing. Mr. Moe attended Eastern Washington University.

Dale B. Lavigne is Chairman of the Board and a Director of the Company.  Mr. Lavigne has been a director of the Company since 1965 and served as the Company’s President from 1989 until December 2004.  Mr. Lavigne graduated from the University of Montana with a B. S. Degree in Pharmacy. For the past 47 years, Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of retail pharmacies in North Idaho.  Mr. Lavigne is also a Director and Officer of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; former President of the Silver Valley Economic Development Corporation and a former member of the Governor's Task Force on Rural Idaho. Mr. Lavigne is the father of Ronald B. Lavigne and the father-in-law of Thomas C. Kilbourne.

Bennett W. Anderson serves as Chief Operating Officer. Mr. Anderson most recently served as a Senior Vice President with Novell, Inc. from 1998-2002. His duties included product direction, strategy and market direction, and training and support for the field sales staff. He led 25 product managers in supporting products and suites with revenues of $60,000,000 and an annual growth rate of 80%. He also managed 300 engineers to develop more than 20 core technologies. From 1978 to 1982 Mr. Anderson worked as a rig hand and was involved in drilling over a dozen wells in North Dakota. He holds a B.S. degree from Brigham Young University in Computer Science and graduated with University Honors of Distinction.

Michael Curtis is a Director of the Company.  Since January 1998, Mr. Curtis has been the president of Cardwell Capital Corporation, a private investment and trading company that invests in private and public corporations in the North American Markets.

Terrence J. Dunne serves as Chief Financial Officer and a Director of the Company. For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

Mr. Dunne is an officer and/or director of the following companies:

1) Mr. Dunne is currently both a Director and the President of Hanover Gold Company, Inc. In 2006, Mr. Dunne purchased 2,200,000 shares of Hanover Gold for $0.25 per share as part of a Regulation D-506 private placement. Hanover Gold currently trades on the OTC Bulletin Board market.

2) In 2006, Mr. Dunne, became a Director and Chief Financial Officer (CFO) of Gold Crest Mines, Inc. formerly known as Silver Crest Mines, Inc. Mr. Dunne currently owns approximately 8,000,000 shares of Gold Crest.  Gold Crest is an exploration stage gold mining company that currently trades on the OTC pink sheet market.

3) In late 2006, Mr. Dunne became a director of Superior Silver Mines, Inc., an inactive mining company that trades on the OTC pink sheet market. Mr. Dunne currently owns approximately 177,000 shares in the company.

Jeffrey R. Dworkin is a Director and Corporate Secretary of the Company.  Mr. Dworkin graduated from Queens University with a Bachelor of Arts Degree and the London School of Economics and Politics with a Bachelor of Laws degree.  Prior to becoming a the Secretary and a Director, Mr. Dworkin worked in the oil and gas industry as a private consultant. He was previously employed by LongBow Energy Corp., a junior oil and gas company listed on the TSX Venture Exchange, and assisted in the raising of approximately Cdn$3 MM.  Mr. Dworkin declared personal bankruptcy under Canadian law on September 3, 2003 and was discharged on June 3, 2004.

Thomas C. Kilbourne is the Controller/Treasurer and a Director of the Company and is formerly its Chief Financial Officer.  Mr. Kilbourne has been an officer and director of the Company since January 2001. He graduated from the University of Montana with a BS Degree in Business Administration and Finance.

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

Ronald D. Lavigne is a Director of the Company.  Mr. Lavigne has served as a Director of the Company since July of 1999.  Mr. Lavigne graduated from the University of Montana with a BS Degree in Pharmacy.  Mr. Lavigne is the President and a Director of the Osburn Drug Company.  Mr. Lavigne is also a director and officer of various other public non-reporting inactive mineral exploration companies, and is the son of Dale Lavigne and the brother-in-law of Thomas Kilbourne.

Tim R. Lindsey is a Director of the Company.  Mr. Lindsey has over thirty years of technical and executive leadership in exploration, production, technology, and business development in the United States, Canada, Africa, Europe, Latin America and Asia – Pacific.

From March 2005 to the present, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources an independent consulting firm specializing in energy and mining industry issues. From September 2003 to March 2005, Mr. Lindsey held the positions of Vice-President, Exploration and Senior Vice-President, Exploration with the Houston Exploration Company (NYSE:THX), a Houston-based independent natural gas and oil company engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation (NYSE: MRO), a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products. During his 27 year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development. He also serves as a Director for Challenger Energy Corp., a Calgary-based oil and gas company focused on projects offshore Trinidad and Tobago; and, offshore Nova Scotia.

Mr. Lindsey obtained his Bachelor of Science Degree in Geology from Eastern Washington University in 1973, and completed his graduate studies in Economic Geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management at Northwestern University in 1990. Mr. Lindsey is a member of the American Association of Petroleum Geologists and the Rocky Mountain Association of Geologists.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Board Meetings

During the fiscal year ended February 28, 2007, there were twelve regular meetings of the Board of Directors. All directors attended at least 75% of these meetings with the exception of Michael Curtis.

Director Compensation

For the fiscal year ended February 28, 2007, directors of the Company were compensated for their services at a rate of $750 per month. Director fees were paid in cash on a quarterly basis.

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

Nominating Committee

The entire Board of Directors serves as the nominating committee. The nominating committee does not have a charter.

Compensation Committee

The members of the Compensation Committee are Dale Lavigne, Terrence Dunne and Michael Curtis. The compensation committee does not have a charter.

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

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended February 28, 2007 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

Ronald Lavigne (1 Report, 1 Transaction)

Code of Ethics. The Company has adopted a Code of Ethics that applies to the Company's executive officers and directors. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Daybreak Oil and Gas, Inc. 601 W. Main Ave., Suite 1012; Spokane, WA 99201. Our code of ethics can also be viewed on our Company website.

ITEM 10.  EXECUTIVE COMPENSATION

In our fiscal year ending February 28, 2005, we paid no compensation to any director or officer.

In our fiscal year ending February 28, 2006, we paid our officers and directors a total of $60,050 in cash for management and consulting services.  During this same period, we granted these individuals 2,783,000 shares of our unregistered common stock for director, management and consulting services.  This stock had a restated fair value of $2,010,730 at the grant date.  During the period of these issuances the trading price of this stock ranged from a low of $.33 per share to a high of $2.25 per share.

In our fiscal year ending February 28, 2007, we paid our officers and director a total of $553,941 in cash for director, management and consulting services.  During this same period, we granted these individuals 1,050,000 shares of our unregistered common stock for management and consulting services.  This stock had a restated fair value of $2,206,500 at the grant date.  During the period of these issuances, the trading price of this stock ranged from a low of $1.66 per share to a high of $2.95 per share.

Executive Summary Compensation Table

Name and Principal Position	Position	Fiscal Year Ended February 28	Salary		Stock Awards		Total
Robert Martin (1) (2) (3)	President	2007	$161,500		$597,500	(3)	$759,000
		2006	$40,050		$869,000	(2)	$909,050
		2005	$-		$-		$-
Eric Moe (4) (5) (6) (7)	Chief Executive Officer(4)	2007	$103,500		$1,110,000	(7)	$1,213,500
		2006	$32,000	(5)	$955,000	(6)	$987,000
		2005	$-		$-		$-
Dale Lavigne (8)	Chairman	2007	$-		$-		$-
		2006	$-		168,000	(8)	$168,000
		2005	$-		$-		$-
Terrence Dunne (9)	Chief Financial Officer	2007	$-		$-		$-
		2006	$-		$224,000	(9)	$224,000
		2005	$-		$-		$-
Bennett Anderson (10)	Chief Operating Officer	2007	$98,500		$-		$98,500
		2006	$5,000		223,000	(10)	$228,000
		2005	$-		$-		$-
Thomas Kilbourne (9) (11)	Treasurer and Controller	2007	$84,500		$239,000	(11)	$323,500
		2006	$-		$224,000	(9)	$224,000
		2005	$-		$-		$-
Jeffrey Dworkin	Secretary	2007	$36,191		$-		$36,191
		2006	$12,000		$-		$12,000
		2005	$-		$-		$-

Ronald Lavigne (8)	Director	2007	$-		$-		$-
		2006	$-		$168,000	(8)	$168,000
		2005	$-		$-		$-
Tim Lindsey (12)	Director	2007	$-		$260,000	(12)	$260,000
		2006	$-		$-		$-
		2005	$-		$-		$-
Totals		2007	$484,191		$2,206,500		$2,690,691
		2006	$89,050	(5)	$2,831,000	(6)	$2,920,050
		2005	$-		$-		$-

(1)	Payments for Mr. Martin’s services are paid directly to 413294 Alberta Ltd., a Canadian Company.
(2)	Includes $869,000 that was paid with 1,100,000 shares of unregistered common stock.
(3)	Includes $597,500 that was paid with 250,000 shares of unregistered common stock.
(4)	For the fiscal year ended February 28, 2006, Mr. Moe was employed as an investor relations (IR) consultant to Daybreak
(5)	Includes $29,000 that was paid for investor relations (IR) consulting to Mr. Moe in fiscal year 2006.
(6)	Includes $955,000 that was paid with 1,500,000 shares of unregistered common stock for IR consulting to Mr. Moe in fiscal year 2006.
(7)	Includes $1,110,000 that was paid with 500,000 shares of unregistered common stock.
(8)	Includes $168,000 that was paid with 300,000 shares of unregistered common stock.
(9)	Includes $224,000 that was paid with 400,000 shares of unregistered common stock.
(10)	Includes $223,000 that was paid with 100,000 shares of unregistered common stock.
(11)	Includes $239,000 that was paid with 100,000 shares of unregistered common stock.
(12)	Includes $260,000 that was paid with 200,000 shares of unregistered common stock.

Director Summary Compensation Table

Name and Principal Position	Position	Fiscal Year Ended February 28	Fees		Stock Awards		Total
Robert Martin (1) (2) (4)	Director	2007	$9,000	(4)	$-		$9,000
		2006	$-		$21,330	(2)	21,330
		2005	$-		$-		$-
Eric Moe (4)	Director (9)	2007	$5,250	(4)	$-		$5,250
		2006	$-		$-		$-
		2005	$-		$-		$-
Dale Lavigne (2) (4)	Chairman and Director	2007	$9,000	(4)	$-		$9,000
		2006	$-		$21,330	(2)	$21,330
		2005	$-		$-		$-
Terrence Dunne (3) (4)	Director	2007	$9,000	(4)	$-		$9,000
		2006	$-		$6,750	(3)	$6,750
		2005	$-		$-		$-
Thomas Kilbourne (2) (4)	Director	2007	9,000	(4)	$-		$9,000
		2006	$-		$21,330	(2)	$21,330
		2005	$-		$-		$-
Jeffrey Dworkin (2) (4)	Director	2007	$9,000	(4)	$-		$9.000
		2006	$-		$21,330	(2)	$21,330
		2005	$-		$-		$-
Ronald Lavigne (2) (4)	Director	2007	$9,000	(4)	$-		$9,000
		2006	$-		$21,330	(2)	$21,330
		2005	$-		$-		$-
Michael Curtis (2) (4)	Director	2007	$9,000	(4)	$-		$9,000
		2006	$-		$21,330	(2)	$21,330
		2005	$-		$-		$-
Tim Lindsey (6)	Director	2007	$1,500	(6)	$-		$1,500
		2006	$-		$-		$-
		2005	$-		$-		$-
Totals		2007	$69,750		$-		$69,750
		2006	$-		$134,730		$134,730
		2005	$-		$-		$-

(1)	Payments for Mr. Martin’s services are paid directly to 413294 Alberta Ltd., a Canadian Company.
(2)	Directors fees of $21,330 that were paid with 30,000 shares of unregistered common stock.
(3)	Directors fees of $6,750 that were paid with 3,000 shares of unregistered common stock.
(4)	Directors fees of $9,000 that were paid in cash.
(5)	Directors fees of $5,250 that were paid in cash.
(6)	Directors fees of $1,500 that were paid in cash.

Employment Contracts

In the fiscal year from March 1, 2006 through February 28, 2007, we had verbal employment contracts with three individuals. These employees were: Eric Moe, CEO (Chief Executive Officer); Bennett Anderson, COO (Chief Operating Officer); and Thomas Kilbourne, Controller/Treasurer. Additionally, we had a verbal contract with a private consulting firm, 413294 Alberta, Ltd., that supplies the services of our company President, Robert Martin. These employment and consulting contracts are annual contracts that coincide with our fiscal year. The terms of these contracts were basically the same as the written contracts from the preceding fiscal year. All other services are currently contracted for with independent contractors. The Company has not obtained key man life insurance on any of its officers or directors.

For the fiscal year from March 1, 2007 through February 28, 2008, we have written employment contracts with Eric Moe, CEO; Bennett Anderson, COO; and Thomas Kilbourne, Controller/Treasurer. Additionally, we have written consulting contract with 413294 Alberta, Ltd. to provide the services of Robert Martin as President; Jeffrey Dworkin to provide assistance with oil and gas mineral leases and corporate governance; and Tim Lindsey to provide assistance with developing oil and gas properties and corporate development.

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

Security Ownership of Certain Beneficial Owners

As of the close of business on September 14, 2007, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Daybreak Oil and Gas, Inc.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence J. Dunne	3,803,804	9.24
	601 W. Main Ave
	Suite 1017
	Spokane, WA 99201
Common Stock	Keith A. Hooper(2)	3,176,077	7.71
	1529 W. Adams St.
	Chicago, IL 60607
Common Stock	Robert O' Brien	2,878,953	6.99
	1511 S. Riegel CT.
	Spokane, WA 99212
_________________________

(1)	Percent of class is based upon 41,171,299 shares of common stock outstanding on September 14, 2007.
(2)	Includes 2,936,077 shares held directly or as a trustee by Mr. Hooper; 240,000 shares held indirectly by Hooper Group a Company controlled by Mr. Hooper.

The following table sets forth, as of September 14, 2007, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and the Chief Operating Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 41,171,299 shares of common stock outstanding as of September 14, 2007.

	Name of	Title or	Amount and Nature	Percent
Title of Class	Beneficial Owner	Position	of Beneficial Ownership	of Class (1)

Common Stock	Robert N. Martin	President & Director	1,380,000	3.35%

Common Stock	Dale B. Lavigne	Chairman & Director	822,555	2.00%

Common Stock	Eric L. Moe	CEO & Director	1,104,600	2.68%

Common Stock	Bennett W. Anderson	COO	300,000	0.73%

Common Stock	Terrence J. Dunne	CFO & Director	3,803,804	9.24%

Common Stock	Jeffrey R. Dworkin	Secretary & Director	30,000	0.07%

Common Stock	Thomas C. Kilbourne	Treasurer & Director	930,072	2.26%
			.
Common Stock	Ronald D. Lavigne	Director	688,814	1.67%

Common Stock	Michael Curtis	Director	30,000	0.07%

Common Stock	Tim R. Lindsey	Director	200,000	0.49%
Total	Ten (10) individuals		9,289,845	22.56%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal years ended February 28, 2005 and February 28, 2004 there were no related party transactions.

During the fiscal year ended February 28, 2006, we had the following related party transactions:

Convertible Debentures

From March 19, 2005 until August 31, 2005, five shareholders of whom three were directors and the other two were 10% control persons (at the time) made twenty-six loans to the Company totaling $158,821 in convertible debentures to finance our operating activities. These convertible debentures had the following features: one year term, six percent interest rate and the notes were convertible after six months to unregistered common stock. The conversion rate of $0.25 per share was selected because a private placement offering of our common stock was being planned at the same time for that same price. Both the principal and the accrued interest were eligible for conversion to unregistered common stock.

In the fiscal year ended February 28, 2006, twenty-three of the convertible debentures representing $126,821 in principal were converted resulting in 524,820 shares of unregistered common stock being issued to satisfy the principal and interest obligations. By February 28, 2007, all twenty-six of the debentures were converted resulting in a total of 662,360 shares of unregistered common stock being issued to satisfy principal and interest obligations. The convertible note, shares issued upon conversion of the note and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

In accordance with EITF 00-27 and 98-5, the Company determined that the debentures issued integrated a beneficial conversion feature (BCF). The Company has recorded a discount of $73,511 to reflect the BCF feature over this period. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance. Utilizing the effective interest method, these discounts have been amortized over the period commencing on the issuance date to the date of stated redemption (i.e. maturity) of the debt in accordance with EITF 00-27 rather than EITF 98-5. The discount of $73,511 was fully amortized at February 28, 2007.

The Company has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion feature of the convertible debentures relative to the guidance of these pronouncements, the Company has concluded that these debentures did not contain embedded derivatives.

The following is a listing of the twenty-six loans from related parties that occurred:

1) On March 19, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $623 to finance ongoing operating expenses.  On the day of the loan, the closing price of our stock was $0.47.  On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 2,593 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $1,296

2) On March 22, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $10,216 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.46. On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.

He was issued 42,503 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $21,249.

3) On March 23, 2005, Dale Lavigne, a director and shareholder, loaned the Company $15,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.48. On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock. He was issued 62,397 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $31,200.

4) On March 23, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.48. On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock. He was issued 12,479 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $6,240.

5) On March 25, 2005, Thomas Kilbourne, a director, Treasurer and shareholder loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.50.  On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,475 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $6,240.

6) On March 25, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the Company $15,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.50. On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 65,168 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.92.  Based on this price the value of the principal in the conversion was $125,123.

7) On April 25, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $8,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.  On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 33,105 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $16,640.

8) On April 25, 2005, Dale Lavigne, a director and shareholder, loaned the Company $8,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35. On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock. He was issued 33,105 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $16,640.

9) On April 26, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35. On November 28, 2005, Mr. Lavigne converted the note plus interest into unregistered common stock. He was issued 12,412 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $6,240.

10) On April 26, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35.  On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,412 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $6,240.

11) On May 26, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $3,982 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33.  On November 30, 2005, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 16,418 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $8,283.

12) On May 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.32.  On November 30, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 12,361 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52.  Based on this price the value of the principal in the conversion was $6,240.

13) On June 16, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $10,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33. On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 41,558 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $68,000.

14) On July 27, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $13,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25. On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 53,675 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $88,400.

15) On July 27, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $6,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25. On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 26,838 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $44,200.

16) On July 27, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the Company $12,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25.  On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock. He was issued 51,156 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.92.  Based on this price the value of the principal in the conversion was $98,220.

17) On August 1, 2005, Dale Lavigne, a director and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.30. On February 10, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 20,628 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $34,000.

18) On August 1, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.30.   On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock.  He was issued 2,063 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $3,400.

19) On August 2, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.28.  On February 10, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock.  He was issued 20,625 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $1.70.  Based on this price the value of the principal in the conversion was $34,000.

20) On August 22, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.44. On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 20,625 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $45,000.

21) On August 24, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.42. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 24,742 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $54,000.

22) On August 26, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.40. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 24,734 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $54,000.

23) On August 26, 2005, Robert O’Brien, a shareholder and ten percent (10%) control person (at the time), loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.40.  On August 31, 2006, Mr. O’Brien converted the note plus interest into unregistered common stock.  He was issued 21,216 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.92.  Based on this price the value of the principal in the conversion was $40,735.

24) On August 31, 2005, Ronald Lavigne, a director and shareholder, loaned the Company $2,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37.    On February 28, 2006, Mr. Lavigne converted the note plus interest into unregistered common stock.

He was issued 10,298 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $22,500

25) On August 31, 2005, Thomas Kilbourne, a director, Treasurer and shareholder, loaned the Company $2,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37.  On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 10,298 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $22,500.

26) On August 31, 2005, Terrence Dunne (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), loaned the Company $4,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock.  He was issued 16,476 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25.  Based on this price the value of the principal in the conversion was $36,000.

Stock for Services

On May 11, 2005, we issued 1,100,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, as our Company President. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $869,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On November 30, 2005, we issued 400,000 shares of unregistered common stock to Terrence Dunne, (appointed a director in January 2006 and CFO in April 2006), a shareholder and 10% control person (at the time), for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On December 19, 2005, we issued 30,000 shares of unregistered common stock to Terrence Dunne (appointed CFO in April 2006) for his personal guarantee on the Genesis Financial warehousing line of credit. On the grant date the closing price of our stock was $0.58. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been adjusted as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended

On January 17, 2006, we issued 300,000 shares of unregistered common stock to Dale Lavigne (Chairman), a director and shareholder for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On January 17, 2006, we issued 300,000 shares of unregistered common stock to Ronald Lavigne, a director and shareholder for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On January 17, 2006, we issued 400,000 shares of unregistered common stock to Thomas Kilbourne (Treasurer), a director and shareholder for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On February 17, 2006, we issued 100,000 shares of unregistered common stock to Bennett Anderson, a shareholder for management fees. On the grant date of February 17, 2006, the closing price of our stock was $2.23. Based on the closing price the value of this stock issuance was $223,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Stock for Investor Relations Services

On April 27, 2005, we issued 500,000 shares of unregistered common stock to Eric Moe (appointed CEO in March 2006) for Investor Relations (“IR”) services. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $395,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On April 27, 2005, we issued 350,000 shares of unregistered common stock to AnMac Enterprises (a company owned by Michael McIntyre) for Investor Relations (“IR”) services. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $276,500. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On May 25, 2005, we issued 300,000 shares of unregistered common stock to Irwin Renneisen for IR consulting services. On the grant date of May 18, 2005, the closing price of our stock was $0.38. Based on the closing price the value of this stock issuance was $114,000. In August 2005, the 300,000 shares were returned to us and on August 25, 2005, we issued Irwin Renneisen 30,000 shares of restricted common stock. On the revised grant date of August 25, 2005, the closing price of our stock was $0.44. Based on the closing price the value of this stock issuance was $13,200. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials.

The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On October 5, 2005, we issued 1,000,000 shares of unregistered common stock to Eric Moe (appointed CEO in March 2006) for Investor Relations (IR) services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $560,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On January 17, 2006, we issued 600,000 shares of unregistered common stock to Kirby Cochran, a shareholder for IR consulting services. On the grant date of January 13, 2006, the closing price of our stock was $0.55. Based on the closing price the value of this stock issuance was $330,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Stock for Directors Services

On November 30, 2005, we issued 18,000 shares of unregistered common stock to each of the six members of the Board of Directors. These shares were issued for work that had been done beyond their regular director duties. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne and Thomas Kilbourne. On the grant date of October 25, 2005, the closing price of our stock was $0.55. Based on the closing price the value of each stock issuance was $9,900. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been adjusted as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On November 30, 2005, we issued 9,000 shares of unregistered common stock worth to each of the six members of the Board of Directors for director’s fees for the third quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne and Thomas Kilbourne. On the grant date of November 30, 2005, the closing price of our stock was $0.52. Based on the closing price the value of each stock issuance was $4,680. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been adjusted as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On February 28, 2006, we issued 3,000 shares of unregistered common stock worth to each of the seven members of the Board of Directors for director’s fees for the fourth quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert Martin), Mike Curtis, Dale Lavigne, Jeff Dworkin, Ronald Lavigne, Terrence Dunne and Thomas Kilbourne. On the grant date of February 28, 2006, the closing price of our stock was $2.25. Based on the closing price the value of each stock issuance was $6,750. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been adjusted as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

During the fiscal year ended February 28, 2007, we had the following related party transactions:

Stock for Services

On May 26, 2006, we issued 250,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert Martin, as our Company President. These shares were initially valued at $0.75 per share and expensed throughout the fiscal year as monthly management fee costs. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On May 26, 2006, we issued 250,000 shares of unregistered common stock to Eric Moe, CEO, for management services from March 1, 2006 through February 28, 2007. These shares were initially valued at $0.75 per share and expensed throughout the fiscal year as monthly management fee costs. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On May 26, 2006, we issued 100,000 shares of unregistered common stock to Thomas Kilbourne, Treasurer and a director for management services from March 1, 2006 through February 28, 2007. These shares were initially valued at $0.75 per share and were expensed throughout the fiscal year as monthly management fee costs. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $239,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On August 31, 2006, we issued another 250,000 shares of unregistered common stock to Eric Moe, CEO and a director. The shares were issued as additional compensation. These shares were initially valued at $1.00 per share and expensed throughout the fiscal year as monthly management fee costs. On the grant date of August 3, 2006, the closing price of our stock was $2.05. Based on the closing price the value of this stock issuance was $512,500. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

On February 23, 2007, we issued 200,000 shares of unregistered common stock to Tim Lindsey, a director for consulting services from January 2, 2007, through February 28, 2008. On the grant date of January 2, 2007, the closing price of our stock was $1.30. Based on the closing price the value of this stock issuance was $260,000. In conforming to the current interpretation of FAS 123(R) the value of this transaction has been expensed as of the grant date. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Stock for Investor Relations Services

On May 10, 2006, we issued 150,000 shares of unregistered common stock to AnMac Enterprises (a company owned by Michael McIntyre) for Investor Relations (“IR”) consulting services from March 1, 2006 through February 28, 2007.

On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $358,500. In conforming to the current interpretation of FAS 123(R) the value of this transaction has now been expensed as of the grant date as reflected in our restated financials. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Office Lease

On August 3, 2006, the Board of Directors approved the rental of office space from Terrence Dunne & Associates, a company owned by Terrence Dunne (CFO and a director). Originally, we occupied approximately 700 square feet and paid $600 per month. In October 2006, the rent increased to $700 per month. In March 2007, to accommodate an increase in the administrative staff size we expanded the amount of office space rented to approximately 850 square feet. This increase in space resulted in a monthly rent of $1,000. In May 2007, we again increased our office size and is now paying $1,250 per month for approximately 1,000 square feet. This office lease is currently on a month to month basis.

Financing of Gas Pipeline

On May 24, 2006, Daybreak financed its forty percent (40%) working interest in the Tuscaloosa project gas pipeline through a financing arrangement with Hooper Oil & Gas Partners, LLC (“Hooper O&G”). This pipeline services the Tensas Farms et al F-1 well in Tensas Parish, Louisiana. Hooper O&G is a company controlled by Keith A. Hooper, a 5% shareholder of the Company (at the time).

We have accounted for this agreement as a financing arrangement in the form of a note payable. The principal of the note is $200,000. We are obligated to pay $5,000 per quarter in interest until the principal is paid in full. Daybreak is also required to pay an additional 1% interest fee based on our original net revenue interest (“NRI”) on the production revenue of the F-1 well for the life of the project.

We are required to commence repayment of the loan if production from the F-1 well should cease for any cause for a period exceeding sixty days. From June 14, 2007 through September 7, 2007, we made principal payments totaling $170,000. The balance of the loan is now past due. The accelerated repayment schedule was triggered by the temporary shut-in status of the F-1 well, due to technical issues with water production.  Daybreak and Hooper O& G have agreed to make final payment on the note by November 30, 2007.

Oil and Gas Properties

On September 12, 2006, Daybreak approved the individual participation of Bennett Anderson (COO) in the North Colgrade project. This project was drilled in December 2006, in Winn Parish, Louisiana. We had a 19% working interest in this project and was not the operator of the project. Mr. Anderson had a 1% working interest in the project. Both Daybreak and Bennett Anderson have participated in the drilling of two wells on this prospect. Neither well has been commercially successful. The wells have been plugged and abandoned.

On October 30, 2006, Daybreak approved the individual participation of Robert Martin (President and Director) and Eric Moe (CEO and Director) in the Tuscaloosa Project in northeast Louisiana. Both Robert Martin and Eric Moe participated in the drilling of the Tensas Farms B-1 and Tensas Farms F-3 wells. We have an approximate 88% and 48% working interest in the B-1 and F-3 wells respectively. Mr. Martin and Mr. Moe each have a 1% working interest in the project. The F-3 well began commercial production on March 23, 2007. In February of 2007, the B-1 well had production casing set and initial completion attempted resulting in no flow.

On January 10, 2007, Daybreak approved the individual participation of Terrence Dunne (CFO and Director) in the Krotz Springs project for the Haas-Hirsch No. 1 well in St. Landry Parish Louisiana. We were the operator of this project during the drilling phase which began in January 2007. We have a 12.5% working interest in this project. Terrence Dunne has a 2.5% working interest in the project. Upon the conclusion of drilling and the completion stage of this project we ceased to function as the operator of the project.

Consulting Contracts

From March 1, 2005 through February 28, 2007, the Company had a consulting contract with 413294 Alberta, Ltd. to provide the services of Robert Martin as President of the Company. For the fiscal year ended February 28, 2006, 413294 Alberta, Ltd. was paid a total of $40,050. For the fiscal year ended February 28, 2007, 413294 Alberta, Ltd. was paid a total of $161,500. Additionally, 413294 Alberta, Ltd. was reimbursed for Mr. Martin’s actual expenses.

From March 1, 2005 through February 28, 2007, the Company had a consulting contract with Jeffrey Dworkin (a Director) for services in regards to public company corporate governance and oil and gas mineral rights and leases. For the fiscal year ended February 28, 2006, Mr. Dworkin was paid a monthly retainer of $1,000 for a total of $12,000. From August 1, 2006 through February 28, 2007, he was paid a monthly retainer of $1,500 and billed his services at a rate of $150 per hour for a total of $36,191. Since March 1, 2007, Mr. Dworkin is paid $150 per hour with no monthly retainer. Additionally, Mr. Dworkin has been reimbursed for his actual expenses.

On January 2, 2007, the Company signed a consulting contract with Tim Lindsey (a Director) to facilitate long range strategic planning and advise the Company in business and exploration matters in the oil and gas industry. Under the terms of his contract, Mr. Lindsey was granted 200,000 shares of unregistered common stock. These shares were valued at $260,000 and expensed in the fiscal year ended February 28, 2007. The contract further provides that Mr. Lindsey will provide his services at a rate of $1,500 per day as needed. For the fiscal year ended February 28, 2007, the Company had not incurred any additional fees for the services of Mr. Lindsey.

ITEM 13.  EXHIBITS

The following Exhibits are filed as part of the report:

1.01	Placement agent agreement for the sale of securities in March 2006 (19)
1.02	Placement agent agreement for the sale of securities in July 2006
3.01	(i)	Articles of Incorporation (1)
(ii)	By-Laws (2)
3.02	(i)	Amend Articles of Incorporation for name change (18)
3.03	(i)	Amend Articles of Incorporation defining Series A Preferred Convertible Stock (19)
4.01	Registration statement of securities (16)
7.01	Non-Reliance on previously filed financial statements (27)
10.01	Quitclaim mining deed with Silver Crown Mining of mineral rights in Idaho (26)
10.02	Agreement with Crosspoint Holdings, Inc. for the purchase of Series A Preferred Stock (6)
10.03	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2005
10.04	Consulting Agreement with AnMac Enterprises effective March 1, 2005
10.05	Consulting Agreement with Eric Moe effective March 1, 2005
10.06	Expiration of Series A Stock Purchase Agreement with Crosspoint Holdings, Inc., (10)
10.07	Drilling agreement with MPG Petroleum for Ginny South project. (11)
10.08	Agreement with MPG Petroleum to join land bank for Pearl Prospect (12)
10.09	Consulting agreement with Summitt Ventures for management services (15)
10.10	Development agreement with Chicago Mill Joint Venture for Louisiana project (26)
10.11	Prospect review and non-competition agreement for California project (26)
10.12	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project (26)
10.13	Development agreement with Oracle Operating Co. for Texas project (26)
10.14	Prospect review agreement for California project (26)
10.15	Development agreement with Vision Exploration for Louisiana project (26)
10.16	Farmin agreement with Big Sky Western Canada for well in Alberta, Canada (26)
10.17	Development agreement with Vision Exploration for prospect in Louisiana(26)
10.18	Subscription agreement and letter of investment intent, March 2006 private placement (19)
10.19	Warrant for the purchase shares of common stock, March 2006 private placement (19)
10.20	Registration rights agreement, March 2006 private placement (19)
10.21	Pipeline license agreement for Tuscaloosa project in Louisiana (26)
10.22	Subscription agreement and letter of investment intent, July 2006 private placement
10.23	Warrant for the purchase shares of common stock, July 2006 private placement
10.24	Registration rights agreement, July 2006 private placement
10.25	Development agreement with Frank Davis Exploration for prospect in Louisiana (26)
10.26	Agreement for refurbishing and operating of drilling rig (20)
10.27	Consulting Agreement with Jeffrey Dworkin dated August 1, 2006
10.28	Office Rent Agreement with Terrence Dunne & Associates dated August 1, 2006
10.29	Consulting Agreement with Michael Hooper dated August 3, 2006
10.30	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (21)
10.31	Farmout agreement with Monarch Gulf Exploration, Inc. (22)
10.32	Oil and gas lease with Anadarko E&P Company, L.P. (23)
10.33	Drilling contract with Energy Drilling for two wells in Louisiana (25)
10.34	Consulting Agreement with Tim Lindsey effective January 2, 2007
10.35	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2007
10.36	Consulting Agreement with Jeffrey Dworkin effective March 1, 2007
10.37	Consulting Agreement with Michael Hooper effective March 1, 2007
10.38	Employment Agreement with Eric Moe, CEO effective March 1, 2007

10.39	Employment Agreement with Bennett Anderson effective March 1, 2007
10.40	Employment Agreement Thomas Kilbourne effective March 1, 2007
10.41	Office Rent Agreement with Terrence Dunne & Associates effective May 1, 2007
10.42	Seismic farmout agreement with Chevron U.S.A. (28)
10.43	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (29)
14.01	Code of Ethics (3)
14.02	Code of Ethics for President, CEO and Senior Financial Officers (4)
14.03	Code of Ethics, Revised (5)
16.01	Change in Certifying Accountant (8)
16.02	Change in Certifying Accountant (9)
16.03	Change in Certifying Accountant (13)
16.04	Change in Certifying Accountant (14)
16.05	Change in Certifying Accountant (24)
17.01	Resignation of Current Executive Officers and Directors (7)
19.01	Definitive proxy statement in conjunction with annual meeting (17)

Section 1350 Certifications
31.1	Certification of Eric L. Moe
31.2	Certification of Thomas C. Kilbourne

Section 1350 Certifications
32.1	Certification of Eric L. Moe
32.2	Certification of Thomas C. Kilbourne

99.1	Audit Committee Pre-Approval Policies (4)

(1)	Previously filed as exhibit to Form 10-SB on November 22, 2002, and incorporated by reference herein.
(2)	Previously filed as exhibit to Form 10-SB on November 22, 2002, and incorporated by reference herein.
(3)	Previously filed as exhibit to Form 10-KSB on June 30, 2003, and incorporated by reference herein.
(4)	Previously filed as exhibit to Form 10-KSB/A on March 19, 2004, and incorporated by reference herein.
(5)	Previously filed as exhibit to Form 10-KSB on May 19, 2004, and incorporated by reference herein.
(6)	Previously filed as exhibit to Form 8-K on November 5, 2004, and incorporated by reference herein.
(7)	Previously filed as exhibit to Form 8-K on December 14, 2004, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 8-K on January 19, 2005, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 8-K/A on February 24, 2005, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 8-K on April 7, 2005, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 8-K on April 21, 2005, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 8-K on April 28, 2005, and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 8-K on May 19, 2005, and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 8-K on May 31, 2005, and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-KSB on June 15, 2005, and incorporated by reference herein.
(16)	Previously filed as exhibit to Form S-8 on August 19, 2005, and incorporated by reference herein.
(17)	Previously filed as exhibit to Form DEF 14A on September 28, 2005, and incorporated by reference herein.
(18)	Previously filed as exhibit to Form 8-K on November 1, 2005, and incorporated by reference herein.
(19)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(20)	Previously filed as exhibit to Form 8-K on September 6, 2006, and incorporated by reference herein.
(21)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.
(22)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.
(23)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.
(24)	Previously filed as exhibit to Form 8-K on November 15, 2006, and incorporated by reference herein.
(25)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.
(26)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(27)	Previously filed as exhibit to Form 8-K on June 25, 2007, and incorporated by reference herein.
(28)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.
(29)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended February 28, 2007 and February 28, 2006 and DeCoria, Maichel & Teague ("DMT") for the fiscal year ended February 28, 2006 and fees billed for other services rendered by them during those periods.

	2007	2006
Audit Fees	$210,723	$56,798
Audit Related Fees	26,784	0
Tax Fees		3,250
All Other Fees	$2,643	0
Total	$240,150	$60,048

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Additionally, fees billed in connection with the filing of our SB-2 registration statement are included in this category.

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Other Fees

All Other Fees consist of fees billed for products and services provided by the prior principal accountant, DMT, other than those services described above.

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

DAYBREAK OIL AND GAS, INC.

By:	/s/ Eric L. Moe
Eric L. Moe, its
Chief Executive Officer
Date: September 20, 2007

By:	/s/ Thomas C. Kilbourne
Thomas C. Kilbourne, its
Principal Accounting Officer
Date: September 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert N. Martin	By:	/s/ Dale B. Lavigne
	Robert N. Martin		Dale B. Lavigne
	Director / President		Director / Chairman
	Date: September 20, 2007		Date: September 20, 2007

By:	/s/ Eric L. Moe	By:	/s/ Jeffrey R. Dworkin
	Eric L. Moe		Jeffrey R. Dworkin
	Director / CEO		Director / Secretary
	Date: September 20, 2007		Date: September 20, 2007

By:	/s/ Ronald D. Lavigne	By:	/s/ Michael Curtis
	Ronald D. Lavigne		Michael Curtis
	Director		Director
	Date: September 20, 2007		Date: September 20, 2007

By:	/s/ Tim R. Lindsey	By:	/s/ Terrence J. Dunne
	Tim R. Lindsey		Terrence J. Dunne
	Director		Director / CFO
	Date: September 20, 2007		Date: September 20, 2007

By:	/s/ Thomas C. Kilbourne
Thomas C. Kilbourne
Director / Treasurer
Date: September 20, 2007