Form 10QSB
period 2007-05-31
DAYBREAK OIL & GAS INC
filed 2007-09-21
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (Check One):    Yes ☐                                No ☑

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		PAGE

ITEM 1.	Financial Statements

	Balance Sheets at May 31, 2007 and February 28, 2007 (Unaudited)	3

	Statements of Operations for the Three Month Periods Ended May 31, 2007 and 2006 and for the period from inception (March 1, 2005) through May 31, 2007 (Unaudited)	4

	Statements of Changes in Stockholders Equity (Unaudited)	5

	Statements of Cash Flows for the Three Month Periods Ended May 31, 2007 and 2006 and for the period from inception (March 1, 2005) through May 31, 2007 (Unaudited)	6

	Notes to Unaudited Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	17

ITEM 3.	Controls and Procedures	26

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 2.	Unregistered sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

Signatures		29

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited

ASSETS	As of May 31, 2007	As of February 28, 2007
CURRENT ASSETS:
Cash	$19,724	$377,957
Investment in marketable securities, at market, cost of $167,628 and $2,356,213, respectively	167,628	2,356,213
Accounts receivable
Oil and gas sales	389,189	56,906
Related party participants	25,944	41,357
Joint interest participants	1,334,763	799,970
Notes receivable (including accrued interest of $45,152 and $28,336 respectively)	845,152	828,336
Prepaid expenses and other current assets	47,575	76,895
Total current assets	2,829,975	4,537,634

OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	5,300,303	4,552,850
VEHICLES AND EQUIPMENT, net of accumulated depreciation	24,286	18,556
OTHER ASSETS	275,697	102,426
	$8,430,261	$9,211,466

LIABILITITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,891,665	$2,110,458
Notes payable – related party	200,000	200,000
Convertible debentures, net of discount of $40,030 and 90,002 respectively	159,971	134,999
Total current liabilities	2,251,636	2,445,457
OTHER LIABILITIES:
Asset retirement obligation	101,825	99,427
Total liabilities	2,353,461	2,544,884
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized;$0.001 par value; 6% cumulative dividends; 1,347,765 and 1,399,765 shares issued and outstanding, respectively	1,348	1,400
Common stock – 200,000,000 shares authorized, $0.001 par value; 41,070,399 and 40,877,230 shares issued and outstanding, respectively	41,070	40,877
Additional paid-in capital	20,252,148	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(13,481,731)	(12,864,071)
Total stockholders’ equity	6,076,800	6,666,582

Total liabilities and stockholders’ equity	$8,430,261	$9,211,466

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations – Unaudited

	For the Three Months Ended		From Inception
	May 31,		Through May 31,
	2007	2006	2007
REVENUE:
Oil and gas sales	$225,043	$-	$854,389

OPERATING EXPENSES:
Production costs	109,847	-	483,613
Exploration expenses	155,211	-	1,679,320
Depreciation, depletion, amortization and impairment expense	157,845	-	2,555,893
General and administrative	390,103	2,147,619	8,229,843
Total operating expenses	813,006	2,147,619	12,948,669

LOSS FROM OPERATIONS	(587,963)	(2,147,619)	(12,094,280)

OTHER INCOME (EXPENSE):
Interest income	32,568	-	134,627
Dividend income	874	-	6,421
Interest expense	(63,139)	(313,228)	(1,528,499)
Total other income (expense)	(29,697)	(313,228)	(1,387,451)
NET LOSS	$(617,660)	$(2,460,847)	$(13,481,731)

Cumulative convertible preferred stock
dividend requirement	(55,378)	-	(210,694)
Deemed dividend	-	-	(4,199,295)
NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(673,038)	$(2,460,847)	$(17,891,718)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC AND DILUTED	40,996,178	31,415,761

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statement of Changes in Stockholders' Equity - Unaudited
For the years ended February 28, 2007 and 2006

	Series A Convertible						Deficit Accumulated
	Preferred Stock		Common Stock		Additional		During
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213
Net loss	-	-	-	-	-	-	(4,786,226)	(4,786,226)

BALANCE, FEBRUARY 28, 2006	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,786,226)	1,774,711

Issuance of common stock for:
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	72,500	73	378,678	-	-	378,751
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Deferred financing costs	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,077,845)	(8,077,845)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:
Conversion of preferred stock	(52,000)	(52)	156,000	156	(104)			-
Conversion of convertible debentures			37,169	37	27,841			27,878

Net loss							(617,660)	(617,660)

BALANCE, MAY 31, 2007	1,347,765	$1,348	41,070,399	$41,070	$20,252,148	$(736,035)	$(13,481,731)	$6,076,800

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
	Three Months Ended		From Inception March 1, 2005
	May 31,		Through May 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(617,660)	$(2,460,847)	$(13,481,731)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	1,835,199	6,235,229
Depreciation, depletion, amortization and impairment expense	157,845	-	2,555,893
Exploration expense – dry well	33,233	-	849,753
Non cash interest expense and accretion	52,370	313,229	1,357,548
Non cash interest income	(17,263)	-	(45,848)
Changes in assets and liabilities:
Restricted cash	-	(4,491,667)	-
Accounts receivable – oil and gas sales	(332,284)	-	(389,190)
Accounts receivable – related party participants	15,413	-	(25,944)
Accounts receivable – joint interest participants	(534,793)	-	(1,334,763)
Prepaid expenses and other current assets	29,320	(360)	(47,134)
Deferred financing costs	-	(1,500)	-
Other Assets	77,177	-	-
Accounts payable and other accrued liabilities	(215,918)	44,536	1,971,991
Net cash used in operating activities	(1,352,560)	(4,761,412)	(2,354,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of (investment in) marketable securities	2,188,585	-	(167,678)
Purchase of reclamation bond	(250,000)	-	(275,000)
Refund (deposit) on equipment	-	250,000	-
Additions to note receivable	-	-	(800,000)
Purchase of oil and gas properties	(936,662)	(1,454,390)	(7,815,518)
Purchase of fixed assets	(7,596)	-	(30,507)
Net cash used in investing activities	994,327	(1,204,390)	(9,088,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	-	3,626,204
Proceeds from sales of common stock, net	-	5,188,258	6,275,757
Proceeds from related party notes payable	-	200,000	200,000
Proceeds from borrowings	-	25,000	1,360,521
Net cash provided by financing activities	-	5,413,258	11,462,482

NET INCREASE IN CASH AND EQUIVALENTS	(358,233)	(552,544)	19,633

CASH AT BEGINNING OF PERIOD	377,957	806,027	91

The accompanying notes are an integral part of these financial statements.

CASH AT END OF PERIOD	$19,724	$253,483	$19,724

CASH PAID FOR:
Interest	$5,000	$13,769	$18,769
Income Taxes	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$-	$-	$6,235,229
Common stock issued for oil and gas properties	-	420,000	940,750
Common stock repurchased and cancelled	-	-	(150,000)
Common stock issued on conversion of convertible debentures and interest	27,877	-	1,253,933
Discount on convertible notes payable	-	25,000	1,265,213
Extension warrants on convertible notes payable	$-	$-	$119,283

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak”), under the laws of the State of Washington on March 11, 1955, Daybreak was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and gas exploration industry. On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc., to better reflect the business of Daybreak.

Basis of Presentation

The accompanying unaudited financial statements for Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The audited financial statements at February 28, 2007, which are included in Daybreak’s Annual Report on Form 10-KSB for the year ended February 28, 2007, should be read in conjunction with these financial statements.

Exploration Stage Company

On March 1, 2005 (the inception date), Daybreak commenced oil and gas exploration, development and operating activities. As of May 31, 2007, Daybreak has not produced significant revenues from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.

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

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Oil and Gas Properties

Daybreak uses the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. Costs to operate and maintain wells and field equipment are expenses as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on proved reserves.  Capitalized exploration well costs and development cost (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties. Daybreak estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate.

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

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Daybreak had no significant imbalances as of May 31, 2007 and February 28, 2007.

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

Reclamation Bonds

Included in other assets at May 31, 2007 is $250,000 paid to U.S. Specialty Insurance Company to act as surety in pledging a bond to the State of Alabama in connection with asset retirement obligations for future plugging, abandonment and site restoration.

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

NOTE 3 — GOING CONCERN:

Financial Condition

Daybreak's financial statements for the three months ended May 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak incurred net losses of $617,660 and $2,460,847 for the three month periods ended May 31, 2007 and May 31, 2006, respectively. As of May 31, 2007 Daybreak has accumulated a deficit during the exploration stage of $13,481,731. Daybreak had a working capital surplus of $578,341 at May 31, 2007.

Management Plans to Continue as a Going Concern

Daybreak intends to implement plans to enhance Daybreak’s ability to continue as a going concern. Daybreak received the proceeds and interest from the $800,000 note receivable after May 31, 2007. Daybreak intends to market a Joint Development Program in the Tuscaloosa project which should ensure Daybreak’s continuation of that drilling program.  The potential of increased revenue from production will create positive operational cash flows for the wells in Alabama, Louisiana and Texas. The partnership with Chevron U.S.A., Inc. will limit the financial risk and enhance Daybreak’s ability to pursue potentially profitable seismic and drilling programs on the California oil and gas properties. In addition, Daybreak believes it has the ability to secure additional debt and equity funding, if necessary.

Daybreak cannot offer any assurances that it will be successful in executing the aforementioned plans to continue as a going concern. Daybreak’s financial statements at May 31, 2007 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to continue as a going concern.

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES:

Daybreak periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine. At May 31, 2007 and February 28, 2007, Daybreak held $167,628 and $2,356,213, respectively, in a brokerage account which was invested in mutual funds that invested in fixed income securities with relatively low market risk. These securities are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The market value of the securities as at May 31, 2007 and February 28, 2007 was equal to their book value and no trading gains or losses occurred during the three months ended May 31, 2007 or for the fiscal year ended February 28, 2007.  During the three months ended May 31, 2007, Daybreak sold $2,188,585 of the trading securities.

NOTE 5 – NOTES RECEIVABLE - DRILLING RIG AGREEMENT:

Daybreak advanced a total of $800,000 to Green River Drilling, LLC through November 30, 2006 under promissory note agreements. In May 2007, Daybreak was informed by Green River that they intended to sell the drilling rig to a third party. The sale has been completed and on June 11, 2007, Daybreak received a total of $846,668 which included the principal of $800,000 and accrued interest in the amount of $46,668.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas properties, at cost:

	As of May 31, 2007	As of February 28, 2007

Proved leasehold costs	$2,272,443	$2,092,107
Unproved leasehold costs	710,084	902,420
Costs of wells and development	3,388,431	2,035,943
Unevaluated exploratory well costs	1,251,156	1,822,619
Capitalized asset retirement costs	90,860	93,457
Total cost of oil and gas properties	7,712,974	6,946,546
Accumulated depletion, depreciation, amortization and impairment	(2,412,671)	(2,393,693)
Oil and gas properties, net	$5,300,303	$4,552,852

During the three months ended May 31, 2007, Daybreak has reclassified February 28, 2007 balances of $137,000 of unproved leasehold costs and ($137,000) of related impairment in order to recognize the expiration of leasehold.

As at February 28, 2007, total suspended well costs were $1,822,619.  During the three month period ended May 31, 2007, $559,442 of these costs were reclassified to costs of wells and development.

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

Impairment of oil and gas properties.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment by providing an impairment allowance if the net book value of the property is not fully recoverable.  No impairment was recorded for the three months ended May 31, 2007 or the three months ended May 31, 2006.

NOTE 7 — CONVERTIBLE DEBENTURES:

The following table summarizes the activity during the year ended February 28, 2007 and the quarter ended May 31, 2007 related to the Convertible Debentures:

Description	Interest Rate	Dates of Maturity	Quarter ended May 31, 2007	Year Ended February 28, 2007
Principal balances, beginning of period
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	$-	$32,000
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	-	806,700
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	225,001	300,001

Principal issuances
$0.75 Convertible Debentures	10%	10/31/07	-	25,000
			225,001	1,163,701
Principal converted during the period
$0.25 Convertible Debentures			-	(32,000)
$0.50 Convertible Debentures			-	(806,700)
$0.75 Convertible Debentures			(25,000)	(100,000)
Principal balance, end of period			200,001	225,001
Unamortized discount, end of year			(40,030)	(90,002)
Total debt, net of discount			$159,971	134,999

On April 30, 2007, one of the convertible debenture holders converted to Daybreak unregistered common stock. A total of 37,169 shares were issued to satisfy the debt. On August 31, 2007, the remaining two debenture holders agreed to extend the term of the debentures to October 31, 2007. In consideration of this extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and is being amortized using the effective interest method until maturity.

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

NOTE 8 — RELATED PARTY TRANSACTIONS:

Office Lease

Daybreak leases offices from Terrence Dunne & Associates, a company owned by Terrence Dunne (CFO and a director). In May 2007, Daybreak increased their office size from 850 to approximately 1,000 square feet and monthly lease payments increased from $1,000 to $1,250 per month. This office lease is currently on a month to month basis.

Financing of Gas Pipeline

On May 24, 2006, Daybreak financed its forty percent (40%) working interest in the Tuscaloosa project gas pipeline through a financing arrangement with Hooper Oil & Gas Partners, LLC (“Hooper O&G”). This pipeline services the Tensas Farms et al F-1 and F-3 wells in Tensas Parish, Louisiana. Hooper O&G is a company controlled by Keith A. Hooper (a greater than 5% shareholder).

Daybreak has accounted for this agreement as a financing arrangement in the form of a note payable. The principal of the note is $200,000. Daybreak is obligated to pay $5,000 per quarter in interest until the principal is paid in full. Daybreak is also required to pay an additional 1% interest fee based on Daybreak’s original net revenue interest (“NRI”) on the production revenue of the F-1 well for the life of the project.  Daybreak is obligated to repay the note between the sixth (6th) and the thirtieth (30th) month after the operation of the pipeline has commenced.  Under the agreement, title transferred to Hooper O&G, however Hooper O&G is obligated to sell the interest and title back to Daybreak and cannot sell the interest to any other party.

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

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

NOTE 9 – WARRANTS:

Warrants outstanding and exercisable as of May 31, 2007 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	4.0	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	6.0	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	6.0	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.2	2,799,530
Placement Agent Warrants Preferred Stock PP	419,930	$1.00	4.2	419,930
Convertible Debenture Term Extension – December 2006	150,001	$2.00	4.6	150,001
	8,587,145			8,587,145

During the three months ended May 31, 2007, no warrants were exercised.  The warrants had no intrinsic value at May 31, 2007.

NOTE 10 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

May 31, 2007
Computed at U.S. and State statutory rates (40%)	$(246,100)
Permanent differences	21,900
Changes in valuation allowance	224,200
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	May 31, 2007	February 28, 2007
Deferred tax assets:
Net operating loss carryforwards	$1,996,600	$1,734,000
Oil and gas properties	909,400	947,800
Less valuation allowance	(2,906,000)	(2,681,800)
Total	$-	$-

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

At May 31, 2007, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $4,991,500 which will begin to expire, if unused, beginning in 2024.  The estimated valuation allowance increased by approximately $224,200 for the three months ended May 31, 2007.  Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 11 – SUBSEQUENT EVENTS

In May 2007, Daybreak was informed by Green River Drilling, that they intended to sell the drilling rig to a third party. The sale was completed and on June 11, 2007, Daybreak received a total of $846,668 which included the principal of $800,000 and accrued interest in the amount of $46,668 in satisfaction of the note receivable.

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

 Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
(Unaudited)

These warrants have an exercise price of $0.56 per share and expire on August 31, 2009.  The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Provision

The following Management’s Discussion and Analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. (referred to herein as “we”, “our”, the “Company” or “Daybreak”) during the period covered by the financial statements. Certain statements in the MD&A report that are not historical in nature, including statements of management’s expectations, intentions, plans and beliefs, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward looking statements involve risk and uncertainty. These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing All statements other than statements of historical facts contained in this report, including statements regarding our current expectations and projections about future results, business strategy, performance, prospects and opportunities, are forward-looking statements. To understand about forward looking statements, please refer the section labeled forward looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-QSB and with the Company’s latest audited financial statements as reported in its Form 10-KSB for the year ended February 28, 2007.

Introduction

The following discussion of our results of operations for the three month period ended May 31, 2007 (referred to herein as “the first quarter 2008”) and 2006 (referred to herein as “the first quarter 2007”) and of our financial condition as of May 31, 2007 should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Plan of Operation

We are an early stage oil and gas exploration company with a limited operating history and minimal proven reserves, production or cash flow. To date, we have had limited revenues and have not been able to generate positive earnings.  Daybreak cannot provide any assurances that it will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business risks, investment and industry risks that have been described in our most recent report on Form 10-KSB for our fiscal year ended February 28, 2007 (Item 1.  Description of Business - “Risk Factors”).

Our financial statements for the years ended February 28, 2007 and 2006 have been audited by our Independent Registered Public Accounting Firm.   The Reports of Independent Registered Public Accounting Firm for each of these years include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern.

The report also states that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  If Daybreak cannot continue as a going concern, any equity investment in the Company could become devalued or worthless.

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

Our longer term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and the prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently developing projects in Alabama, California, Louisiana and Texas. Since November of 2006, we have been involved as the operator of two project areas in Louisiana and in June of 2007, we became the operator of the Gilbertown project in Alabama. In the past we have relied on our working interest partners to negotiate all drilling, and sales contracts. Over the last two fiscal years, we have been involved in the drilling/workover and/or completion of thirteen (13) wells in Alabama, Louisiana, Texas and in Alberta, Canada. We have achieved or increased commercial production results in eight (8) of these wellbores.

Liquidity and Capital Resources

 Liquidity is defined as the ability to convert assets into cash or to obtain cash. Short-term liquidity refers to the ability to meet short-term obligations of 12 months or less. Liquidity is a matter of degree and is expressed in terms of a ratio. Two common liquidity ratios in financial statement analysis are: Working Capital and Current Ratio.

Working capital is defined as current assets minus current liabilities. Current ratio is defined as current assets divided by current liabilities.

	May 31, 2007	February 28, 2007
Current Assets	$2,829,975	$4,537,634
Current Liabilities	$2,251,634	$2,445,457
Working Capital	$578,341	$2,092,177

Current Ratio	1.26	1.86

While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of the Company. Working capital declined from $2.1 million as of February 28, 2007, to $0.6 million as of May 31, 2007, a decrease of $1.5 million. This decline was due primarily to losses incurred by the Company during the first quarter of the current fiscal year ($618,000) coupled with a net increase in investments in oil and gas property ($747,000), principally for the drilling and completion costs of the Haas-Hirsch No. 1 (now the KSU # 59) well in the Krotz Springs prospect.

Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. At this time, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities. And, our independent registered auditors have expressed a substantial doubt regarding our ability to continue as a going concern.

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

Since our inception, we have suffered recurring losses from operations and negative cash flow and have depended on external financing to sustain our operations. During the fiscal year (“FY”) ended February 28, 2007, we reported losses of $8.4 million. Losses have continued into the 1st Quarter FY 2008, with the Company reporting a loss of $617,660. Although this loss is less than the loss of $2,460,847 reported in the 1st Quarter FY 2007, there is no assurance that the Company can ever achieve sustainable profitability. Failure to achieve sustainable profitability could prevent the Company from continuing as a going concern, and could cause any equity investment in the company to become worthless.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no significant imbalances as of May 31, 2007 and February 28, 2007.

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

Share Based Payments

Prior to February 28, 2005, we accounted for our stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

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

In addition, the financial statements included elsewhere herein, as well as the financial statements included in our most recent report on Form 10K-SB for the year ended February 28, 2007 were prepared as if the Company will continue as a going concern.  An assumption otherwise may materially change the information included in the financial statements as well as the information included in the Management’s discussion and analysis of our financial condition and results of operations

Three Months Ended May 31, 2007 Compared to the Three Months Ended May 31, 2006

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. The company realized its first revenues from producing wells in August 2006.  Prior to that date, the Company had no revenues. Accordingly, 1st Quarter 2008 revenues of $225,043 compares favorably to no revenues in the 1st Quarter 2007.  During the 1st Quarter 2008, the company recorded revenues from its interest in 19 producing wells. While these results are encouraging, the Company continued to experience mechanical and technical production problems with certain major wells, particularly the F-1 well of the Tuscaloosa Project in Tensas Parish, Louisiana. The F-1 well contributed no revenues in the 1st Quarter of 2008.

The F-1 well was shut in pending the resolution of certain mechanical problems in November, 2006.  Production on this property was re-established for a short period of time in February, 2007.  Afterward the F-1 well was shut in again pending resolution of certain gas sales and sales contract issues. The Company believes that these issues can be resolved and the production from this property can be re-established during the 3rd fiscal quarter of 2008.  However, there is no assurance that these efforts will be successful.

Cost and Expenses:

A table of the costs and expenses for the 1st quarter 2008 compared to the 1st quarter 2007 follows:

	Quarter	Quarter
	Ended	Ended
	May 31, 2007	May 31, 2006
Production Costs	$109,847	$-
Exploration Costs	155,211	-
Depreciation, Depletion,
Amortization	157,845	-
General & Administrative	390,103	2,147,619
Total Operating Expenses	$813,006	$2,147,619

Expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, exploration and drilling costs related to the development of its oil and gas properties and general and administrative expenses, including legal and accounting expenses, management and director fees, investor relations expenses, and other general and administrative costs.

The increase in production costs to $109,847 in the 1st quarter 2008, relates entirely to the existence of production from oil and gas operations.

Exploration and drilling expenses increased substantially from $27,392 in the 1st quarter 2007 to $155,211 in the 1st quarter 2008 due primarily to an increase in the number of wells in progress.  The Company participated in the development of 6 wells during the 1st quarter 2008, compared to 1 well in the comparable period of the prior year.

The increase in depreciation, depletion, amortization and impairment to $157, 845 in the 1st quarter of 2008, relates entirely to the existence of production from oil and gas operations.

General and administrative expenses, including management and directors fees, investor relations fees and other general and administrative expenses were substantially lower in the 1st quarter 2008 compared to the 1st quarter 2007.  Primarily, this is due to the substantial stock compensation that was recorded in the 1st quarter 2007, for which there are no significant comparable amounts in the 1st quarter 2008.

Interest income was $32,568 in the 1st quarter 2008 compared to $0 in the 1st quarter 2007 due primarily to higher average cash and investment balances.

Interest expense decreased from $313,228 in the 1st quarter 2007 to $63,139 in the 1st quarter 2008 due to lower average debt balances as a result of conversions of debt to common stock.

Due to the nature of its business, as well as the relative immaturity of the business, the Company expects that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependant the amount of capital that the Company has to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the similar factors, as well as numerous other factors including general market conditions.

Other Liquidity Factors

The Company has convertible debentures in the amount of $200,001 that, along within accrued interest, were originally due on August 31, 2007. On August 31, 2007, the maturity on these convertible debentures was extended to October 31, 2007. In addition, at May 31, 2007, the Company had a note payable to a related party in the amount of $200,000 related to the pipeline used on the F-1 and F-3 wells. Since June 14, 2007, payments of $170,000 have been made on the to reduce the balance of the note to $30,000 plus accrued interest.

Summary

Our ability to continue as a going concern depends in large part on our ability to raise substantial funds for use in our planned exploration and development activities, and upon the success of our fundraising activities.

We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity or debt securities or obtaining joint venture partners. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholders.

Off-Balance Sheet Arrangements

As of May 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

FORWARD-LOOKING STATEMENTS

We believe that some statements contained in this Prospectus relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements. Examples of forward-looking statements include statements about the following:

-	Our future operating results,
-	Our future capital expenditures,
-	Our expansion and growth of operations, and
-	Our future investments in and acquisitions of oil and natural gas properties.

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments.  However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

-	General economic and business conditions,
-	Exposure to market risks in our financial instruments,
-	Fluctuations in worldwide prices and demand for oil and natural gas,
-	Fluctuations in the levels of our oil and natural gas exploration and development activities,
-	Risks associated with oil and natural gas exploration and development activities,
-	Competition for raw materials and customers in the oil and natural gas industry,
-	Technological changes and developments in the oil and natural gas industry,
-	Regulatory uncertainties and potential environmental liabilities,
-	Additional matters discussed under “Risk Factors in our latest 10-KSB report.”

Disclosure Regarding Forward Looking Statements

Statements in this Form 10-QSB which are not historical in nature, including statements of management’s expectations, intentions, plans and beliefs, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward looking statements involve risk and uncertainty. These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. Please refer to the “Risk Factors” section of our Form 10-KSB for the fiscal year ended February 28, 2007. This and all our previously filed documents are on file at the Securities and Exchange Commission and can be viewed on our Web site at www.daybreakoilandgas.com. Copies of the filings are available from our Corporate office without charge.

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our web site at www.daybreakoilandgas.com. In the past, our stock has been quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB. However, since July 2007, our stock has been quoted in the OTC pink sheet market, due to SEC filing delinquencies.

ITEM 3.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2007, an evaluation was conducted by the Company's management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"). Such disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls needed improvement and were not effective as of May 31, 2007, to ensure timely reporting with the Securities and Exchange Commission (“SEC”).

Material weakness identified included:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the SEC.

We have restated previously filed financial statements for the four (4) quarters for the fiscal year ended February 28, 2006, the 12 months ended February 28, 2006, and the first three (3) quarters for the fiscal year ended February 28, 2007.  The nature of the restatements is disclosed in the February 28, 2007 10-KSB filing as Note 11 to the financial statements.  The material weaknesses giving rise to the restatements were due to errors in applying GAAP in regards to a) properly valuing and recording share based payments, and b) properly valuing and recognizing beneficial conversion features, relative fair value of warrants and related discounts on convertible debt and preferred stock issuances.  These deficiencies were identified as a result of comment letters received from the Securities and Exchange Commission (SEC) in response to our previously filed SB-2 Registration Statement.  Our Independent Registered Accountants also noted these deficiencies during the audit of our financials statements for the fiscal years ended February 28, 2007 and February 28, 2006, respectively.

In particular, the Company does not have adequate controls over the timely filing of our required quarterly 10-QSB and year end 10-KSB reports. For the fiscal year ended February 28, 2007, we were forced to file a 12b-25 “Notification of Late Filing” report for the 10-KSB report. The filing of the 12b-25 report itself was delinquent. This resulted in the second “E” in less than 12 months being placed behind our trading symbol. Since our 10-KSB report was not filed by the end of the extended due date, this resulted in our Company stock being dropped from being quoted in the OTC (Over-the-Counter) Bulletin Board market. Until Daybreak is current with its SEC filings and is accepted to be quoted again on the Bulletin Board our stock is quoted in the pink sheet market.

The Form 10-QSB report for the first quarter ended May 31, 2007, was delinquent and also not filed in a timely manner as mandated by the SEC.

Due to the amount of administrative staff of the Company, certain beneficial internal control methods are not available for our implementation. This is especially true when evaluating effective separation of duties and responsibilities in the corporate office.

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

During the preparation of the Company’s financial statements, as of May 31, 2007, the Company concluded that the current system of disclosure controls and procedures are still not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not the subject of any pending legal claims or litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2006, Michael Schneider, a shareholder loaned the company $25,000 to finance ongoing operating expenses.  On the day of the loan, the closing price of our stock was $2.65.  On April 30, 2007, Mr. Schneider converted the note plus interest into unregistered common stock.  He was issued 37,169 shares of stock from this conversion.  On the day of the conversion, the closing price of our stock was $0.56.  Based on this price the value of the principal in the conversion was $18,667. The convertible note, shares issued upon conversion of the note and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of the fiscal year ended February 28, 2008, we did not have any matters submitted to a vote of our security holders of the Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following Exhibits are filed as part of the report:

Section 1350 Certifications
31.1	Certification of Eric L. Moe
31.2	Certification of Thomas C. Kilbourne

Section 1350 Certifications
32.1	Certification of Eric L. Moe
32.2	Certification of Thomas C. Kilbourne

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

27