Form 10QSB
period 2007-08-31
DAYBREAK OIL & GAS INC
filed 2007-10-12
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2007

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
Yes ☐    No ☑

At October 10, 2007, the registrant had 41,171,299 outstanding shares of $0.001 par value common stock.

Transitional Small Business Disclosure Format (Check One):     Yes ☐    No ☑

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Information	3

	Balance Sheets at August 31, 2007 (Unaudited) and February 28, 2007	3

	Statements of Operations for the Three Months and Six Months Ended August 31, 2007 and 2006 and from March 1, 2005 (Date of Inception of Exploration Stage) to August 31, 2007 – (Unaudited)	4

	Statement of Changes in Stockholders' Equity - Unaudited	5

	Statements of Cash Flows for the Six Months Ended August 31, 2007 and 2006 and from March 1, 2005 (Date of Inception of Exploration Stage) to August 31, 2007 – (Unaudited)	7

	Notes to Unaudited Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Controls and Procedures	26

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securites	28

ITEM 4.	Submission of Matters To a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

Signatures		29

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited
ASSETS	August 31, 2007	February 28, 2007
CURRENT ASSETS:
Cash	$22,827	$377,957
Investment in marketable securities, at market, cost of $119,573 and$2,356,213 respectively	119,573	2,356,213
Accounts receivable
Oil and gas sales	277,367	56,906
Related party participants	26,750	41,357
Joint interest participants	533,652	799,970
Note receivable including accrued interest of $-0- and $28,336 respectively	-	828,336
Prepaid expenses and other current assets	16,411	76,895
Total current assets	996,580	4,537,634

OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	5,245,369	4,552,850
VEHICLES AND EQUIPMENT, net of accumulated depreciation	23,754	18,556
OTHER ASSETS	397,969	102,426
Total assets	$6,663,672	$9,211,466

LIABILITITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Account payable and other accrued liabilities	$1,179,657	$2,110,458
Notes Payable – related party	41,755	200,000
Convertible debentures, net of discount of $35,386 and $90,002 respectively	164,615	134,999
Total current liabilities	1,386,027	2,445,457
OTHER LIABILITIES:
Asset retirement obligation	104,280	99,427
Total liabilities	1,490,307	2,544,884
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized;$0.001 par value; 6% cumulative dividends, authorized; 1,317,465 and 1,399,765 shares issued and outstanding, respectively	1,318	1,400
Common stock – 200,000,000 shares authorized, $0.001 par value; 41,171,299 and 40,877,230 shares issued and outstanding, respectively	41,171	40,877
Additional paid-in capital	20,291,963	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(14,425,052)	(12,864,071)
Total stockholders’ equity	5,173,365	6,666,582
Total liabilities and stockholders’ equity	$6,663,672	$9,211,466

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations - Unaudited					From Inception
					March 1, 2005
	Three Months Ended		Six Months Ended		Through
	August 31,		August 31,		August 31,
	2007	2006	2007	2006	2007
REVENUE:
Oil and gas sales	$294,845	$270,099	$519,739	$270,099	$1,149,233

OPERATING EXPENSES:
Production costs	96,747	31,934	206,595	31,934	580,358
Exploration expenses	378,186	40,404	533,396	40,404	2,057,506
Depreciation, depletion, amortization and impairment expense	213,283	747	373,527	747	2,777,544
General and administrative	502,733	803,130	892,835	2,950,749	8,732,573
Total operating expenses	1,190,949	876,215	2,006,353	3,023,834	14,147,981

LOSS FROM OPERATIONS	(896,104)	(606,116)	(1,486,614)	(2,753,735)	(12,998,748)

OTHER INCOME(EXPENSE):
Interest income	1,925	5,590	34,493	5,590	136,552
Dividend income	1,945	-	2,819	-	8,216
Miscellaneous income	950	-	1,100	-	1,100
Interest expense	(52,039)	(363,345)	(112,780)	(676,573)	(1,572,172)
Total other income (expense)	(47,219)	(357,755)	(74,368)	(670,983)	(1,426,304)
NET LOSS	$(943,323)	$(963,871)	$(1,560,982)	$(3,424,718)	$(14,425,052)

Cumulative convertible preferred stock dividend requirement	(67,687)	-	(123,065)	-	(278,381)
Deemed dividend – Beneficial conversion feature	-	(4,199,295)	-	(4,199,295)	(4,199,295)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,011,010)	$(5,163,166)	$(1,684,047)	$(7,624,013)	$(18,902,728)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.13)	$(0.04)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,073,017	38,665,308	41,305,001	34,988,496

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005) Statement of Changes in Stockholders' Equity - Unaudited For the years ended February 28, 2007 and 2006
	Series A Convertible						Deficit Accumulated
	Preferred Stock		Common Stock		Additional		During
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Date of inception of exploration stage)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	$-	29,458,221	$29,458	$7,267,514	$(736,035)	$(4,472,041)	$2,088,896

Issuance of common stock for:
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	72,500	73	378,678	-	-	378,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Deferred financing costs	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

The accompanying notes are an integral part of these financial statements.

Issuance of common stock for:
Conversion of preferred stock	(52,000)	(52)	156,000	156	(104)	-	-	-
Conversion of convertible debentures			37,169	37	27,841	-	-	27,878

Net loss	-	-	-	-	-	-	(617,660)	(617,660)

BALANCE, MAY 31, 2007	1,347,765	$1,348	41,070,399	$41,070	$20,252,148	$(736,035)	$(13,481,731)	$6,076,800

Issuance of common stock for:
Services	-	-	10,000	10	4,490	-	-	4,500
Conversion of preferred stock	(30,300)	(30)	90,900	91	(61)	-	-	-
Deferred financing costs	-	-	-	-	35,386	-	-	35,386

Net loss	-	-	-	-	-	-	(943,323)	(943,323)

BALANCE, AUGUST 31, 2007	1,317,465	$1,318	41,171,299	$41,171	$20,291,963	$(736,035)	$(14,425,052)	$5,173,365

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
	Six Months Ended August 31,	Six Months Ended August 31,	From Inception March 1, 2005 Through August 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,560,982)	$(3,424,718)	$(14,425,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	4,500	2,347,700	6,239,729
Depreciation, depletion, amortization and impairment expense	373,526	747	2,766,721
Exploration expense – dry well	33,233	-	849,753
Non cash interest expense and accretion	102,770	676,575	1,412,801
Accrued interest and dividend income	(19,052)	-	(47,637)
Changes in assets and liabilities:
Restricted cash	-	8,333	-
Accounts receivable – oil and gas sales	(220,462)	(270,100)	(277,368)
Accounts receivable – related party participants	14,607	-	(36,104)
Accounts receivable – joint interest participants	266,318	-	(524,298)
Prepaid expenses and other assets	60,484	(140)	(93,147)
Deferred financing costs	-	10,000	-
Accounts payable, other accrued liabilities and other	(894,023)	51,367	1,293,886
Net cash used in operating activities	(1,839,079)	(600,236)	(2,840,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of (investment in) marketable securities	2,236,640	-	(119,573)
Purchase of reclamation bond	(250,000)	-	(275,000)
Refund (deposit) on equipment	-	250,000	-
Additions to note receivable	-	(300,000)	-
Purchase of oil and gas properties	(1,090,693)	(2,316,759)	(7,969,549)
Purchase of fixed assets	(8,930)	(22,417)	(31,841)
Proceeds from note receivable	800,000	-	-
Other Assets	(44,823)	-	-
Net cash used in investing activities	1,642,194	(2,389,176)	(8,395,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	3,638,700	3,626,204
Proceeds from sales of common stock, net	-	5,188,258	6,275,757
Proceeds from related party notes payable	-	200,000	200,000
Proceeds from (payments of) borrowings	(158,245)	25,000	1,202,276
Net cash provided by financing activities	(158,245)	9,051,958	11,304,237

NET INCREASE IN CASH AND EQUIVALENTS	$(355,130)	$6,062,546	$22,735

The accompanying notes are an integral part of these financial statements.

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	377,957	806,027	92

CASH AT END OF PERIOD	$22,827	$6,868,572	$22,827

CASH PAID FOR:
Interest	$10,010	$13,769	$28,779
Income taxes	-	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$4,500	$2,347,700	$6,239,729
Common stock issued for oil and gas properties	-	193,500	940,750
Common stock repurchased and cancelled	-	-	(150,000)
Common stock issued on conversion of convertible debentures	27,878	-	1,253,933
Discount on convertible notes payable	35,386	-	1,300,599
Extension warrants on convertible notes payable	-	-	119,283
Conversion of preferred stock to common stock	165	-	165

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak”), under the laws of the State of Washington on March 11, 1955, Daybreak was organized to explore for, acquire, and develop mineral properties in the Western United States.  On March 1, 2005, Daybreak commenced oil and gas operations as an exploration stage company. On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc.

Basis of Presentation

The accompanying unaudited financial statements for Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The audited financial statements at February 28, 2007, which are included in Daybreak’s Annual Report on Form 10-KSB for the year ended February 28, 2007, should be read in conjunction with these financial statements.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If Daybreak elects the Fair Value Option for certain financial assets and liabilities, it will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective March 1, 2008 for Daybreak. Daybreak is currently assessing the impact, if any, that the adoption of this pronouncement will have on its operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for Daybreak on March 1, 2008. Daybreak is currently assessing the impact, if any, that the adoption of this pronouncement will have on the its operating results, financial position or cash flows.

During July 2006, the FASB issued FIN 48, which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. As a result, Daybreak adopted FIN 48 effective March 1, 2007. The adoption of this pronouncement did not materially impact the its operating results, financial position or cash flows.

Exploration Stage Company

On March 1, 2005 (the inception date of the exploration stage), Daybreak commenced oil and gas operating activities. As of August 31, 2007, Daybreak has not produced significant revenues from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception of exploration stage.

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

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Daybreak had no significant imbalances as of August 31, 2007.

Reclamation Bonds

Included in other assets at August 31, 2007 is $250,000 paid to U.S. Specialty Insurance Company to act as surety in pledging a bond to the State of Alabama in connection with asset retirement obligations for future plugging, abandonment and site restoration.

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

NOTE 3 — GOING CONCERN:

Financial Condition

Daybreak's financial statements for the three months and six months ended August 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak incurred a net loss of $1,560,982 for the six month period ended August 31, 2007, and as of August 31, 2007, Daybreak has accumulated a deficit of $14,425,052. Daybreak had a working capital deficit of $389,447 at August 31, 2007.

Management Plans to Continue as a Going Concern

Daybreak is implementing the following plans to enhance its ability to continue as a going concern.  Daybreak has marketed a Joint Development Program in the Tuscaloosa project which will ensure Daybreak’s continuation of that drilling program. The potential of increased revenue from production will create positive operational cash flows for the wells in Alabama, Louisiana and Texas. The partnership with Chevron U.S.A., Inc. will limit the financial risk and enhance Daybreak’s ability to pursue potentially profitable seismic and drilling programs on the California oil and gas properties. Daybreak believes it has the ability to secure additional debt and equity funding, if necessary.

Daybreak cannot offer any assurances that it will be successful in executing the aforementioned plans to continue as a going concern. Daybreak’s financial statements at August 31, 2007, do not include any adjustments that might result from the implementation and or execution of Daybreak’s plans to improve their ability to continue as a going concern.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES:

Daybreak periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine. At August 31, 2007, these funds were in a brokerage account which was invested in mutual funds that invested in fixed income securities with relatively low market risk. These securities are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The market value of the securities as at August 31, 2007 and February 28, 2007 was equal to their book value and no trading gains or losses occurred during the six months ended August 31, 2007. During the six months ended August 31, 2007, Daybreak sold $2,236,640 of the trading securities.

NOTE 5 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS:

On June 4, 2007, Daybreak as Operator for the drilling and completion of the Haas-Hirsch No. 1 well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to one of the working interest participants for delinquency in meeting their financial commitments in the drilling and completion of the Haas-Hirsch No. 1 well. On August 9, 2007, the Company received a $100,000 payment on this delinquency. As of August 31, 2007, this working interest participant was delinquent $743,469. If the working interest participant is unable to meet its commitments, their working interest percentage will be offered to the other participants in the well. If the other working interest participants decline to increase their ownership Daybreak will become liable for this delinquency and will assume a larger working interest in the project. Daybreak has been informed by this participant that it is their intention to meet all financial commitments.

NOTE 6 – NOTES RECEIVABLE - DRILLING RIG AGREEMENT:

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

NOTE 7 — OIL AND GAS PROPERTIES:

Oil and gas properties, at cost:

	August 31, 2007	February 28, 2007
Proved leasehold costs	$2,272,443	$2,092,107
Unproved leasehold costs	736,357	902,420
Costs of wells and development	3,505,888	2,035,940
Unevaluated capitalized exploratory well costs	1,261,078	1,822,619
Capitalized asset retirement costs	91,235	93,457
Total cost of oil and gas properties	7,867,001	6,946,543
Accumulated depletion, depreciation, amortization and impairment	(2,621,634)	(2,393,693)
Oil and gas properties, net	$5,245,367	$4,552,850

NOTE 8 — CONVERTIBLE DEBENTURES:

The following table summarizes the activity during the six months ended August 31, 2007 and the fiscal year ended February 28, 2007 related to the Convertible Debentures:

Description	Interest Rate	Dates of Maturity	August 31, 2007	February 28, 2007
Principal balances, beginning of period
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	$-	$32,000
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	-	806,700
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	225,001	300,001

Principal issuances
$0.75 Convertible Debentures	10%	10/31/07	-	25,000
			225,001	1,163,701
Principal converted during the period
$0.25 Convertible Debentures			-	(32,000)
$0.50 Convertible Debentures			-	(806,700)
$0.75 Convertible Debentures			(25,000)	(100,000)
Principal balance, end of period			200,001	225,001
Unamortized discount, end of year			(35,386)	(90,002)
Total debt, net of discount			$164,615	$134,999

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

NOTE 9 — RELATED PARTY TRANSACTIONS:

Office Lease

Daybreak leases offices from Terrence Dunne & Associates, a company owned by Terrence Dunne (CFO and a director). In May 2007, Daybreak increased their office size from 850 to approximately 1,000 square feet and monthly lease payments increased from $1,000 to $1,250 per month. This office lease is currently on a month-to-month basis.

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

Daybreak is required to commence repayment of the loan if production from the F-1 well should cease for any cause for a period exceeding sixty days. From June 14, 2007 through September 28, 2007, Daybreak made principal payments totaling $185,000. The balance of the loan is now past due. The accelerated repayment schedule was triggered by the temporary shut-in status of the F-1 well, due to technical issues with water production. Daybreak and Hooper O&G have agreed to make final payment on the note by November 30, 2007.

NOTE 10 – WARRANTS:

Warrants outstanding and exercisable as of August 31, 2007 are:

				Exercisable
		Exercise	Remaining	Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	4.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	6.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	6.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.50	2,799,530
Placement Agent Warrants Preferred Stock PP	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	4.75	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	2.00	112,000
	8,659,145			8,659,145

NOTE 11 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

August 31, 2007
Computed at U.S. and State statutory rates (40%)	$(624,400)
Permanent differences	40,100
Changes in valuation allowance	584,300
Total	$0

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2007	February 28, 2007
Deferred tax assets:
Net operating loss carryforwards	$2,374,000	$1,734,000
Oil and gas properties	892,100	947,800
Accrued liabilities
Less valuation allowance	(3,266,100)	(2,681,800)
Total	$-	$-

At August 31, 2007, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $5,935,000 which will begin to expire, if unused, beginning in 2024. Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

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

Introduction

The following discussion of our results of operations for the three month period ended August 31, 2007 (referred to herein as “the second quarter 2008”) and August 31, 2006 (referred to herein as “the second quarter 2007”) and of our financial condition as of August 31, 2007 should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

Liquidity and Capital Resources

Our working capital and current ratio (current assets divided by current liabilities) are as follows.

	August 31, 2007	February 28, 2007
Current Assets	$996,580	$4,537,634
Current Liabilities	1,386,027	2,445,457
Working Capital	$(389,447)	$2,092,177

Current Ratio	0.72	1.86

While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of the Company. Working capital declined from $2,092,177 as of February 28, 2007, to a deficit of $389,000 as of August 31, 2007, a decrease of $2.4 million. This decrease was due primarily to the sale of $2.2 million of marketable securities, which funded losses incurred by the Company during the first and second quarters of the current fiscal year ($1.56 million) coupled with a net increase in investments in oil and gas property ($700,000), principally for the drilling and completion costs of the Haas-Hirsch No. 1 (now the KSU # 59) well in the Krotz Springs prospect.

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

Since our inception, we have suffered recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year (“FY”) ended February 28, 2007, we reported losses of $8.39 million. Losses have continued into the 2nd Quarter FY 2008, with the Company reporting a loss of $1,560,982 for the six months ended August 31, 2007. Although these losses are an improvement from the restated loss $3.4 million for the same period in the prior year, there is no assurance that the Company can ever achieve sustainable profitability. Failure to achieve sustainable profitability could prevent the Company from continuing as a going concern, and could cause any equity investment in the company to become worthless.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no significant imbalances as of August 31, 2007 and May 31, 2007.

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

In addition, the financial statements included elsewhere herein, as well as the financial statements included in our most recent report on Form 10K-SB for the year ended February 28, 2007 were prepared as if the Company will continue as a going concern. An assumption otherwise may materially change the information included in the financial statements as well as the information included in the Management’s discussion and analysis of our financial condition and results of operations

Three Months Ended August 31, 2007 compared to the Three Months Ended August 31, 2006

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. The Company realized its first revenues from producing wells in the second quarter of the 2006 – 2007 fiscal year.  Prior to that date, the Company had no revenues. Accordingly, 2nd Quarter 2008 revenues of $294,845 increased as compared to $270,099 in revenues during the 2nd Quarter 2007.  During the 2nd Quarter 2008, the Company recorded revenues from its interest in 19 producing wells. While these results are encouraging, the Company continued to experience mechanical and technical production problems with certain major wells, particularly the F-1 well of the Tuscaloosa Project in Tensas Parish, Louisiana. The F-1 well contributed 0% of total revenues in the 2nd Quarter of 2008.

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

Expenses. Our production, exploration and depreciation, depletion, amortization and impairment expenses increased to $688,216 for the 2nd Quarter 2008 as compared to $73,085 for the 2nd quarter 2007. These increases were directly related to the increased number of wells and exploration projects with which we were involved in comparison to the prior year. Our general and administrative costs decreased to $502,733 for the 2nd Quarter 2008 as compared to $803,130 for the 2nd Quarter 2007. This decrease was primarily due the fact there were no stock issuances for compensation in the 2nd Quarter 2008.

Six Months Ended August 31, 2007 compared to the Six Months Ended August 31, 2006

Revenues.  Again, we recorded our first revenue from two producing wells in the first six months of the 2006–2007 year. Prior to that time, we had no revenues. During the first six months of 2008, the Company recorded revenues from its interest in 19 producing wells.

Expenses. Our production, exploration and depreciation, depletion, amortization and impairment expenses increased to $1,113,518 for the first six months of 2008 as compared to $73,085 for the first six months of 2007.

These increases were directly related to the increased number of wells and exploration projects with which we were involved in comparison to the prior year. Our general and administrative costs decreased to $892,835 for the first six months of 2008 as compared to $2,950,749 for the first six months of 2007. This decrease was primarily due the fact there were no stock issuances for compensation in the first six months of 2008.

Oil and Gas Projects Update

California. On June 21, 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area in California. By paying the full cost of the seismic program Chevron will earn a 50% interest in the lands and a 50% working interest for the drilling of future wells in the project area. Daybreak et al will earn a 50% interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first three initial test wells to be drilled on the jointly held lands. The three initial test wells must be drilled within nine months of the seismic data interpretation being completed.

Louisiana. On July 5, 2007, Daybreak and its partners (“Daybreak et al”), entered into a Joint Development Participation Agreement (“JDPA”) with three companies for a drilling program in the Tuscaloosa project area in Louisiana. This JDPA plans on four wells being drilled within the next year. The Daybreak working interest will range from 24.5% to 29.5% on each well. The JDPA does not effect any prior agreement for wells and production infrastructure that is already in place. Daybreak will have a 29.5% interest in all future lease rentals.

The Tensas Farms et al “A-1” well was spud on August 27, 2007 and reached total depth of 8,200 feet on September 19, 2007. The well logs indicate an oil pay interval in the target zone at a depth between 8,094 and 8,118 feet. The well be completed in November, 2007.  Daybreak has a 28.5% working interest in the well before payout which will increase to a 34.75% working interest after payout.

The Tensas Farms et al “F-3” well resumed production on September 28, 2007 after being shut in by its gas market during August 2007 and the third week of September 2007.

Cost and Expenses:

A table of the costs and expenses for the 2nd quarter 2008 compared to the 2nd quarter 2007 follows:

	Quarter	Quarter
	Ended	Ended
	August 31, 2007	August 31, 2006
Production Costs	$96,747	$31,934
Exploration Costs	378,186	40,404
Depreciation, Depletion,
Amortization & Impairment	213,283	747
General & Administrative	502,733	803,130
Total Operating Expenses	$1,190,949	$876,215

Expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, exploration and drilling costs related to the development of its oil and gas properties and general and administrative expenses, including legal and accounting expenses, management and director fees, investor relations expenses, and other general and administrative costs.

The increase in production costs to $96,747 in the 2nd quarter 2008, as compared to the second quarter 2007 of $31,934, relates entirely to the existence of production from oil and gas operations.

Exploration and drilling expenses increased substantially from $40,404 in the 2nd quarter 2007 to $378,186 in the 2nd quarter 2008 due primarily to an increase in the exploration activity in our California prospects and a rework in the Saxet Field of a salt water disposal well. The Company participated in the development of one (1) new exploratory well during the 2nd quarter 2008, compared to one (1) re-entry well in the comparable period of the prior year.

The increase in depreciation, depletion, amortization and impairment to $213,283 in the 2nd quarter of 2008, as compared to the second quarter 2007 of $747, relates entirely to the increase of production from oil and gas operations.

General and administrative expenses, including management and directors fees, investor relations fees and other general and administrative expenses of $502,733 were substantially lower in the 2nd quarter 2008 compared to $803,130 in the 2nd quarter 2007. Primarily, this decrease is due to the substantial stock compensation that was recorded in the 2nd quarter 2007, for which there are no significant comparable amounts in the 2nd quarter 2008.

Interest expense decreased from $363,345 in the 2nd quarter 2007 to $52,039 in the 2nd quarter 2008 due to lower average debt balances as a result of conversions of debt to common stock.

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

Other Liquidity Factors

The Company has convertible debentures in the amount of $200,001 that, along within accrued interest, were originally due on August 31, 2007. On August 31, 2007, the maturity on these convertible debentures was extended to October 31, 2007. In addition, at May 31, 2007, the Company had a note payable to a related party in the amount of $200,000 related to the pipeline used on the F-1 and F-3 wells. Since June 14, 2007, principal payments of $185,000 have been made to reduce the balance of the note to $15,000 plus accrued interest.

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

Off-Balance Sheet Arrangements

As of August 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments.  However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

-	General economic and business conditions,
-	Exposure to market risks in our financial instruments,
-	Fluctuations in worldwide prices and demand for oil and natural gas,
-	Fluctuations in the levels of our oil and natural gas exploration and development activities,
-	Risks associated with oil and natural gas exploration and development activities,
-	Competition for raw materials and customers in the oil and natural gas industry,
-	Technological changes and developments in the oil and natural gas industry,
-	Regulatory uncertainties and potential environmental liabilities,
-	Additional matters discussed under “Risk Factors.”

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

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our web site at www.daybreakoilandgas.com. In the past, our stock has been quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB. However, since July 2007, our stock has been quoted in the OTC pink sheet market, due to SEC filing delinquencies. We plan on applying to return to being quoted on the OTC Bulletin Board market upon the filing of this 10-QSB report.

ITEM 3.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2007, an evaluation was conducted by the Company's management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"). Such disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls needed improvement and were not effective as of August 31, 2007, to ensure timely reporting with the Securities and Exchange Commission (“SEC”).

Material weakness identified included:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the SEC.

In particular, the Company does not have adequate controls over the timely filing of our required quarterly 10-QSB and year end 10-KSB reports. For the fiscal year ended February 28, 2007, we were forced to file a 12b-25 “Notification of Late Filing” report for the 10-KSB report. The  filing of the 12b-25 report itself was delinquent. This resulted in the second “E” in less than 12 months being placed behind our trading symbol. Since our 10-KSB report was not filed by the end of the extended due date, this resulted in our Company stock being dropped from being quoted in the OTC (Over-the-Counter) Bulletin Board market. Until Daybreak is current with its SEC filings and is accepted to be quoted again on the Bulletin Board our stock will be quoted in the OTC pink sheet market.

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

During the preparation of the Company’s financial statements, as of August 31, 2007, the Company concluded that the current system of disclosure controls and procedures are still not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2007, we issued 10,000 shares of unregistered common stock to Frank Duval for services.  On the grant date of August 17, 2007, the closing price of our stock was $0.45.  Based on the closing price the value of this stock issuance was $4,500.  The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of the fiscal year ended February 28, 2008, we did not have any matters submitted to a vote of our security holders of the Company.

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
Date: October 11, 2007

By:	/s/ Thomas C. Kilbourne
Thomas C. Kilbourne, its
Principal Accounting Officer
Date: October 11, 2007