Form 10QSB
period 2007-11-30
DAYBREAK OIL & GAS INC
filed 2008-01-11
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2007

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
Yes ☐                                 No ☑

At January 11, 2008 the registrant had 43,698,299 outstanding shares of $0.001 par value common stock.

Transitional Small Business Disclosure Format (Check One):
Yes ☐                                 No ☑

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets at November 30, 2007 (Unaudited) and February 28, 2007	3

	Statements of Operations for the Three Months and Nine Months Ended November 30, 2007 and 2006 and from March 1, 2005 (Date of Inception of Exploration Stage) to November 30, 2007 – (Unaudited)	4

	Statement of Changes in Stockholders' Equity – (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended November 30, 2007 and 2006 and from March 1, 2005 (Date of Inception of Exploration Stage) to November 30, 2007 – (Unaudited)	7

	Notes to Unaudited Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Controls and Procedures	31

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securites	33

ITEM 4.	Submission Of Matters To aVote of Security Holders	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

Signatures		35

The accompanying notes are an integral part of these financial statements.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited

ASSETS	November 30, 2007	February 28, 2007
CURRENT ASSETS:
Cash	$11,214	$377,957
Investment in marketable securities, at market, cost of $4,863 and $2,356,213 respectively	4,863	2,356,213
Accounts receivable
Oil and gas sales	101,067	56,906
Related party participants	26,717	41,357
Joint interest participants	934,560	799,970
Note receivable including accrued interest of $-0- and $28,336 respectively	-	828,336
Prepaid expenses and other current assets	2,145	76,895
Total current assets	1,080,566	4,537,634

OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	5,502,635	4,552,850
VEHICLES AND EQUIPMENT, net of accumulated depreciation	21,887	18,556
OTHER ASSETS	320,753	102,426
Total assets	$6,925,841	$9,211,466

LIABILITITES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,549,861	$2,110,458
Notes Payable – related party	-	200,000
Convertible debentures, net of discount of $17,058 and $90,002 respectively	107,943	134,999
Total current liabilities	1,657,804	2,445,457
OTHER LIABILITIES:
Asset retirement obligation	106,795	99,427
Total liabilities	1,764,599	2,544,884
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized; $0.001 par value; 6% cumulative dividends, authorized; 1,307,465 and 1,399,765 shares issued and outstanding, respectively	1,308	1,400
Common stock – 200,000,000 shares authorized, $0.001 par value; 43,658,299 and 40,877,230 shares issued and outstanding, respectively	43,658	40,877
Additional paid-in capital	20,928,967	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(15,076,656)	(12,864,071)
Total stockholders’ equity	5,161,242	6,666,582
Total liabilities and stockholders’ equity	$6,925,841	$9,211,466

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations - Unaudited

					From Inception
					March 1, 2005
	Three Months Ended		Nine Months Ended		Through
	November 30,		November 30,		November 30,
	2007	2006	2007	2006	2007
REVENUE:
Oil and gas sales	$130,860	$218,590	$650,599	$488,689	$1,279,945

OPERATING EXPENSES:
Production costs	162,277	59,736	368,872	91,669	742,638
Exploration expenses	71,276	722,239	604,672	762,644	2,128,781
Depreciation, depletion, amortization and impairment expense	83,069	19,884	456,596	20,920	2,854,644
General and administrative	390,883	356,069	1,283,718	3,306,528	9,123,458
Total operating expenses	707,505	1,157,928	2,713,858	4,181,761	14,849,521

LOSS FROM OPERATIONS	(576,645)	(939,338)	(2,063,259)	(3,693,072)	(13,569,576)

OTHER INCOME (EXPENSE):
Interest income	-	36,517	34,494	42,107	136,553
Dividend income	291	5,208	3,109	5,208	8,656
Miscellaneous income	800	-	1,900	-	1,900
Interest expense	(76,049)	(282,387)	(188,829)	(958,961)	(1,654,189)
Total other income (expense)	(74,958)	(240,662)	(149,326)	(911,646)	(1,507,080)

NET LOSS	$(651,603)	$(1,180,000)	$(2,212,585)	$(4,604,718)	$(15,076,656)

Cumulative convertible preferred stock dividend requirement	(58,897)	(93,142)	(181,962)	(93,142)	(337,278)
Deemed dividend – Beneficial conversion feature	-	-	-	(4,199,295)	(4,199,295)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(710,500)	$(1,273,142)	$(2,394,547)	$(8,897,155)	$(19,613,229)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.06)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -	41,804,013	39,035,759	41,705,303	36,297,926

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statement of Changes in Stockholders' Equity - Unaudited
For the years ended February 28, 2007 and 2006

							Deficit Accumulated
	Series A Convertible				Additional		During
	Preferred Stock		Common Stock		Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Date of inception of exploration stage)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	$-	29,458,221	$29,458	$7,267,514	$(736,035)	$(4,472,041)	$2,088,896

Issuance of common stock for:
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	72,500	73	378,678	-	-	378,751
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Deferred financing costs	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

The accompanying notes are an integral part of these financial statements.

Issuance of common stock for:
Conversion of preferred stock	(52,000)	(52)	156,000	156	(104)	-	-	-
Conversion of convertible debentures	-	-	37,169	37	27,841	-	-	27,878

Net loss	-	-	-	-	-	-	(617,660)	(617,660)

BALANCE, MAY 31, 2007	1,347,765	$1,348	41,070,399	$41,070	$20,252,148	$(736,035)	$(13,481,731)	$6,076,800

Issuance of common stock for:
Services	-	-	10,000	10	4,490	-	-	4,500
Conversion of preferred stock	(30,300)	(30)	90,900	91	(61)	-	-	-
Deferred financing costs	-	-	-	-	35,386	-	-	35,386
	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(943,322)	(943,322)

BALANCE, AUGUST 31, 2007	1,317,465	$1,318	41,171,299	$41,171	$20,291,963	$(736,035)	$(14,425,053)	$5,173,364

Issuance of common stock for:
Cash	-	-	2,457,000	2,457	611,793	-	-	614,250
Conversion of preferred stock	(10,000)	(10)	30,000	30	(20)	-	-	-
Deferred financing costs	-	-	-	-	25,587	-	-	25,587
Private placement costs	-	-	-	-	(356)	-	-	(356)
Net loss	-	-	-	-	-	-	(651,603)	(651,603)

BALANCE, NOVEMBER 30, 2007	1,307,465	$1,308	43,658,299	$43,658	$20,928,967	$(736,035)	$(15,076,656)	$5,161,242

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited
	Nine Months Ended November 30,	Nine Months Ended November 30,	From Inception March 1, 2005 Through November 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,212,585)	$(4,604,716)	$(15,076,656)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	4,500	2,347,700	6,239,729
Depreciation, depletion, amortization and impairment expense expense	456,596	20,920	2,854,644
Exploration expense – dry well	38,458	-	854,978
Non cash interest expense and accretion	147,815	958,961	1,452,993
Non cash interest income	(19,052)	(1,519)	(47,637)

Changes in assets and liabilities:
Marketable securities	2,351,350	(3,024,720)	(4,863)
Accounts receivable – oil and gas sales	(44,161)	(123,285)	(101,067)
Accounts receivable – related party participants	14,640	-	(26,717)
Accounts receivable – joint interest participants	(134,590)	-	(934,560)
Prepaid expenses and other current assets	74,750	(107,505)	(1,704)
Accounts payable, other accrued liabilities	(599,930)	387,315	1,587,979
Other assets	-	18,333	(77,177)
Net cash used in operating activities	77,791	(4,128,516)	(3,280,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of surety bond	(250,000)	(25,000)	(275,000)
Purchase of certificate of deposit	-	(500,000)	-
Refund on equipment deposit	-	250,000	-
Additions to note receivable	-	(809,298)	-
Purchase of oil and gas properties	(1,431,872)	(2,818,447)	(8,310,728)
Purchase of fixed assets	(8,930)	(22,911)	(31,841)
Proceeds from note receivable	800,000	-	-
Increase in other oil & gas prepaid assets	32,393	(1,417,114)	32,393
Net provided by, (used in) investing activities	(858,409)	(5,342,770)	(8,585,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	613,895	5,175,762	6,889,652
Proceeds from sales of preferred stock, net	(20)	3,638,700	3,626,184
Repayment of borrowings	(200,000)	25,000	1,160,521
Proceeds from borrowings	-	-	200,000
Capital lease obligation	-	200,000	-
Net cash provided by financing activities	413,875	9,039,462	11,876,357

The accompanying notes are an integral part of these financial statements.

NET INCREASE (DECREASE)IN CASH AND EQUIVALENTS	$(366,743)	$(431,824)	$11,123

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	377,957	806,027	91

CASH AT END OF PERIOD	$11,214	$374,203	$11,214

CASH PAID FOR:
Interest	$38,325	$13,769	$52,090
Income taxes	-	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$4,500	$-	$6,239,729
Common stock issued for oil and gas properties	-	-	940,750
Common stock issued on conversion of convertible debentures and interest	27,878	-	1,253,933
Discount on convertible notes payable	60,973	958,961	1,326,186
Conversion of preferred stock to common stock	175	-	175
Extension warrants on convertible notes payable	$-	$-	$119,283

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited financial statements for Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 29, 2008. The audited financial statements at February 28, 2007, which are included in Daybreak’s Annual Report on Form 10-KSB for the year ended February 28, 2007, should be read in conjunction with these financial statements.

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

Exploration Stage Company

On March 1, 2005 (the inception date of the exploration stage), Daybreak commenced oil and gas operating activities. As of November 30, 2007, Daybreak has not produced significant revenues from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception of exploration stage.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Daybreak had no significant imbalances as of November 30, 2007.

Reclamation Bonds

Included in other assets at November 30, 2007 is $249,000 paid to U.S. Specialty Insurance Company to act as surety in pledging a bond to the State of Alabama in connection with asset retirement obligations for future plugging, abandonment and site restoration.

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

NOTE 3 — GOING CONCERN

Financial Condition

Daybreak's financial statements for the three months and nine months ended November 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak incurred a net loss of $2,212,585 for the nine month period ended November 30, 2007, and as of November 30, 2007, Daybreak has accumulated a deficit of $15,076,656.  Daybreak had a working capital deficit of $577,238 at November 30, 2007.

Management Plans to Continue as a Going Concern

Daybreak is implementing the following plans to enhance its ability to continue as a going concern.  The Company has successfully marketed a Joint Development Program in the Tuscaloosa project which will ensure Daybreak’s continuation of that drilling program. An increase in production in the Gilbertown Field in Alabama has allowed more work to be done to increase production further in that field. An unregistered private placement offering of the Company’s common stock is underway to increase working capital and the availability of funds for other drilling projects. Daybreak has formed a partnership with Chevron U.S.A. Inc. and others to limit the financial risk and enhance Daybreak’s ability to pursue potentially profitable seismic and drilling programs on the California oil and gas properties. Daybreak believes it has the ability to secure additional debt and equity funding, if necessary.

Daybreak cannot offer any assurances that it will be successful in executing the aforementioned plans to continue as a going concern. Daybreak’s financial statements at November 30, 2007, do not include any adjustments that might result from the implementation and or execution of Daybreak’s plans to improve their ability to continue as a going concern.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES

Daybreak periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine. At November 30, 2007, these funds were in a brokerage account which was invested in mutual funds that invested in fixed income securities with relatively low market risk. These securities are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. The market value of the securities as at November 30, 2007 and February 28, 2007 was equal to their book value and no trading gains or losses occurred during the nine months ended November 30, 2007. During the nine months ended November 30, 2007, Daybreak sold $2,365,000 of the trading securities.

NOTE 5 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS

In June 2007, Daybreak as Operator for the drilling and completion of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to one of the working interest participants for delinquency in meeting their financial commitments in the drilling and completion of the KSU #59 well. Between August and October 2007, the Company received an aggregate of $199,970 in payments on this delinquency. As of November 30, 2007, this working interest participant was delinquent $571,788. In January 2008, Daybreak instituted legal action against this working interest participant for their default. This partner has a 25% working interest in the KSU #59 well.

If the working interest participant is unable to meet its commitments, their working interest percentage will be offered to the other participants in the well. If the other working interest participants decline to increase their ownership Daybreak will become liable for this delinquency and will assume a larger working interest in the project.

NOTE 6 – NOTES RECEIVABLE - DRILLING RIG AGREEMENT

Daybreak advanced a total of $800,000 to Green River Drilling, LLC through November 30, 2006 under promissory note agreements for the refurbishment of a drilling rig. In May 2007, Daybreak was informed by Green River that they intended to sell the drilling rig to a third party. The sale has been completed and in June 2007, Daybreak received a total of $846,668 which included the principal of $800,000 and accrued interest in the amount of $46,668.

NOTE 7 — OIL AND GAS PROPERTIES

Oil and gas properties, at cost

	November 30, 2007	February 28, 2007
Proved leasehold costs	$2,283,992	$2,092,107
Unproved leasehold costs	942,358	902,420
Costs of wells and development	3,505,888	2,035,940
Unevaluated capitalized exploratory well costs	1,379,482	1,822,619
Capitalized asset retirement costs	91,235	93,457
Total cost of oil and gas properties	8,202,955	6,946,543
Accumulated depletion, depreciation, amortization and impairment	(2,700,320)	(2,393,693)
Oil and gas properties, net	$5,502,635	$4,552,850

NOTE 8 — CONVERTIBLE DEBENTURES

The following table summarizes the activity during the nine months ended November 30, 2007 and the fiscal year ended February 28, 2007 related to the Convertible Debentures:

Description	Interest Rate	Dates of Maturity	November 30, 2007	February 28, 2007
Principal balances, beginning of period
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	$-	$32,000
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	-	806,700
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/08	225,001	300,001

Principal issuances
$0.75 Convertible Debentures	10%	10/31/07	-	25,000
			225,001	1,163,701
Principal converted during the period
$0.25 Convertible Debentures			-	(32,000)
$0.50 Convertible Debentures			-	(806,700)
$0.75 Convertible Debentures			(100,000)	(100,000)
Principal balance, end of period			125,001	225,001
Unamortized discount, end of year			(17,058)	(90,002)
Total debt, net of discount			$107,943	$134,999

Daybreak has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion features for each of the Convertible Debentures and the Convertible Promissory Note. Daybreak has concluded that the instruments did not contain embedded derivatives.

On October 31, 2007, the one remaining debenture holder of the $0.75 convertible debentures agreed to extend the term of the debenture to January 31, 2008. In consideration of this extension he received 90,000 warrants.  These warrants have an exercise price of $0.25 per share and expire on October 31, 2009. The warrants were valued at $25,587 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk fee interest rate of 3.9%; the current stock price at date of issuance of $0.40 per share; the exercise price of the warrants of $0.25; the term of two years; volatility of 112%; and dividend yield of 0.0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

Office Lease

Daybreak leases offices from Terrence Dunne & Associates, a company owned by Terrence Dunne (former Chief Financial Officer, director and current 8.98% stockholder). In May 2007, Daybreak increased their office size from 850 to approximately 1,000 square feet and monthly lease payments increased from $1,000 to $1,250 per month. This office lease is currently on a month-to-month basis.

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

Daybreak has accounted for this agreement as a financing arrangement in the form of a note payable. The principal of the note is $200,000. Daybreak is obligated to pay $5,000 per quarter in interest until the principal is paid in full. Daybreak is also required to pay an additional 1% interest fee based on Daybreak’s original net revenue interest on the gas production revenue of the F-1 well for the life of the project.  Under the agreement, title transferred to Hooper O&G; however, Hooper O&G is obligated to sell the interest and title back to Daybreak and cannot sell the interest to any other party.

Daybreak was obligated to repay the note between the sixth (6th) and the thirtieth (30th) month after the operation of the pipeline had commenced.  Additionally, Daybreak was required to commence repayment of the loan if production from the F-1 well should cease for any cause for a period exceeding sixty days. From June through October 2007 Daybreak made principal payments totaling $200,000 plus accrued interest. The loan has now been paid in full. The accelerated repayment schedule was triggered by the temporary shut-in status of the F-1 well, due to technical issues with water production.

NOTE 10 – WARRANTS

Warrants outstanding and exercisable as of November 30, 2007 are:

				Exercisable
		Exercise	Remaining	Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	4.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	6.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	6.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.50	2,799,530
Placement Agent Warrants Preferred Stock PP	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	4.75	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	2.00	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	2.00	90,000
	8,789,145			8,789,145

NOTE 11 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

November 30, 2007
Computed at U.S. and State statutory rates (40%)	$(885,000)
Permanent differences	58,500
Changes in valuation allowance	826,500
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	November 30, 2007	February 28, 2007
Deferred tax assets:
Net operating loss carryforwards	$2,600,000	$1,734,000
Oil and gas properties	908,300	947,800
Less valuation allowance	(3,508,300)	(2,681,800)
Total	$-	$-

At November 30, 2007, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $6,500,000 which will begin to expire, if unused, beginning in 2024. Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 12 — STOCKHOLDERS’ EQUITY

Private Placements

In October 2007, Daybreak commenced an unregistered offering through a private placement of its common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The offering was closed on December 27, 2007. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen (13) investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet drilling commitments in the Tuscaloosa project and general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Provision

The following Management’s Discussion and Analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. (the “Company”,“Daybreak”, “we”, “us”, “our”) during the period covered by the financial statements. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such “forward-looking” statements include those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward looking statements involve risk and uncertainty. These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. To understand about forward looking statements, please refer the section labeled forward looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-QSB and with the Company’s latest audited financial statements as reported in its Form 10-KSB for the year ended February 28, 2007.

Introduction

The following discussion of our results of operations for the three month period ended November 30, 2007 (referred to herein as “the third quarter 2008”) and November 30, 2006 (referred to herein as “the third quarter 2007”) and of our financial condition as of November 30, 2007 should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

We are an early stage oil and gas exploration company with a limited operating history and minimal proven reserves, production and cash flow. To date, we have had limited revenues and have not been able to generate positive earnings. Our management cannot provide any assurances that Daybreak will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business risks, investment and industry risks that have been described in our most recent report on Form 10-KSB for our fiscal year ended February 28, 2007 (Item 1. Description of Business - “Risk Factors”).

Our financial statements for the years ended February 28, 2007 and 2006 have been audited by our Independent Registered Public Accounting Firm. The Reports of the Independent Registered Public Accounting Firm for each of these years include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern.

The report also states that Daybreak has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty. If we cannot continue as a going concern, any equity investment in the Company could become devalued or worthless.

Plan of Operation

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

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and the prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently developing projects in Alabama, California, Louisiana and Texas. In November 2006, we became the operator of the Tuscaloosa project in Tensas and Franklin Parishes in Louisiana. In January 2007, the Krotz Springs project in Louisiana was begun and we were the operator of record during the drilling and completion phases of this project. In Alabama, we have been operator of the East Gilbertown Field since June 2007. In the past we have relied on our working interest partners to negotiate all drilling, and sales contracts. During the past three fiscal years, we have been involved in the drilling/workover and/or completion of thirteen (13) wells in Alabama, Louisiana, Texas and in Alberta, Canada. We have achieved or increased commercial production in nine (9) of these wellbores. We will be perforating and testing for commercial production another well in our Tuscaloosa Project (the “F-2”) in early January 2008.

Liquidity and Capital Resources

Our working capital and current ratio (current assets divided by current liabilities) are as follows.

	November 30,	February 28,
	2007	2007
Current Assets	$1,080,566	$4,537,634
Current Liabilities	1,657,804	2,445,457
Working Capital	$(577,238)	$2,092,177

Current Ratio	0.65	1.86

While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of Daybreak. Working capital declined from $2,092,177 as of February 28, 2007, to a deficit of $577,238 as of November 30, 2007, a decrease of $2.67 million. This decrease was due primarily to the sale of $2.37 million of marketable securities, which funded losses from operations incurred by the Company during the first three quarters of the current fiscal year ($2.21 million) coupled with a net increase in investments in oil and gas properties ($950,000), principally for the drilling and completion costs of the Haas-Hirsch No. 1 (now the KSU # 59) well in the Krotz Springs prospect and the A-1 and F-2 wells in the Tuscaloosa project.

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

Our only source of funds in the past has been through the debt or equity markets. Since we have not yet established profitable operations, this is also expected to be asource of funds in the foreseeable futurealong with possible oil and gas asset sales as deemedappropriate.  Our business model is focused on acquiring developmental properties and also existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of profitable oil and gas producing properties, which will very likely require us to continue to raise equity or debt capital from sources outside of the Company.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself. These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.

Since our future operations will continue to be heavily dependent on our ability to seek and secure capital from exterior sources, should we be unable to continue to find new capital from such sources, we may not be able to survive as a going concern, and any equity investment could become worthless.

Since our inception, we have suffered recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year (“FY”) ended February 28, 2007, we reported losses from operations of $8.39 million. Losses have continued into the 3rd Quarter FY 2008, with the Company reporting a loss of $2.21 million for the nine months ended November 30, 2007. Although these losses are an improvement from the restated loss of $4.6 million for the same period in the prior year, there is no assurance that we can ever achieve sustainable profitability. Failure to achieve sustainable profitability could prevent us from continuing as a going concern, and could cause any equity investment to become substantially impaired in value.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, cancellation costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, service contracts, contingencies and litigation.

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

Oil and Gas Properties

We use the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip developmental wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no significant imbalances as of November 30, 2007 and February 28, 2007.

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

Three Months Ended November 30, 2007 compared to the Three Months Ended November 30, 2006

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. We realized our first revenues from producing wells in the second quarter of the 2007 fiscal year. Prior to that date, we  had no revenues. During the third quarter of the current fiscal year, we received revenue from both the Tuscaloosa  and Krotz Springs projects in Louisiana; the Gilbertown Field in Alabama  and the Saxet Field in Texas. During the 3rd Quarter 2008, we recorded revenues from our interests in 19 producing wells.

Our gas and oil wells in the Tuscaloosa project were operating on a reduced production schedule because of downstream market issues and accordingly, 3rd Quarter 2008 total revenues of $130,860 from all projects decreased as compared to $218,590 in revenues during the 3rd Quarter 2007.

The F-1 well was shut in pending the resolution of certain mechanical problems in November, 2006.  Production on this property was re-established for a short period of time in February, 2007.  Afterward, the F-1 well was shut in again pending resolution of certain downstream market issues. The F-1 well was returned to minimal production with a pumpjack unit at the end of December 2007.  However, we are continuing to work on regulating the hydrocarbon flows in an effort to return this well to commercial production levels. The F-1 well contributed 0% of total revenues in the 3rd Quarter of 2008 as compared to 68.1% of revenues in the 3rd Quarter of the prior year.

During the 2nd and 3rd quarters of the current fiscal year the F-3 well was periodically shut in because of the same downstream market issues as the F-1 well faced. While attempting to return the F-3 well to production during the 3rd Quarter , we encountered technical production problems that should be resolved with the installation of a pumpjack unit. We are anticipating the F-3 will return to commercial production in January 2008 however, there is no assurance that these efforts will be successful. The F-3 well contributed 29.9% of total revenues in the 3rd Quarter of 2008 as compared to 0% of revenues in the 3rd Quarter of the prior year.

The Krotz Springs project in Louisiana was brought into commercial production in May 2007 and produces both gas and oil. Some of the raw gas production from the KZU SU; KU No. 59 (KSU #59 (formerly Haas-Hirsch #1)) well is converted to liquids for sale. The KSU # 59 contributed 17.2% of total revenues in the 3rd Quarter of 2008 as compared to 0% of revenues in the 3rd Quarter of the prior year.

The Gilbertown Field in Alabama strictly produces oil and has eleven (11) producing wells that contributed 28.2% of total revenues in the 3rd Quarter of 2008 as compared to 0% of revenues in the 3rd Quarter of the prior year.

The Saxet Field project in Texashas three (3) wells producing both gas and oil. This project contributed 24.7% of total revenues in the 3rd Quarter of 2008 as compared to 31.9% of revenues in the 3rd Quarter of the prior year.

Expenses:  Our production, exploration and depreciation, depletion, amortization and impairment expenses decreased to $316,622 for the 3rd Quarter 2008 as compared to $801,895 for the 3rd Quarter 2007. While there were increases in production costs and depreciation, depletion, amortization and impairment expenses directly related to the increased number of wells and exploration projects with which we were involved in comparison to the prior year, exploration and drilling expenses decreased by a greater margin because of lower dry hole costs in comparison to the prior year. Our general and administrative costs increased to $390,883 for the 3rd Quarter 2008 as compared to $356,069 for the 3rd Quarter 2007. This increase of about $34,800 was primarily due to increased contract legal and accounting costs as we completed our restated financial statements.

Revenues:

The table below shows the revenues for the 3rd Quarter 2008 compared to the 3rd Quarter 2007:

	Quarter	Quarter
	Ended	Ended
	November 30, 2007	November 30, 2006
Tuscaloosa F-1 Well – LA	$0	$148,916
Tuscaloosa F-3 Well - LA	38,162	0
Krotz Springs Project – LA	22,453	0
Gilbertown Field – Alabama	37,740	0
Saxet Field – Texas	32,505	69,674
Total Revenue	$130,860	$218,590

Costs and Expenses:

The table below shows the costs and expenses for the 3rd Quarter 2008 compared to the 3rd Quarter 2007:

	Quarter	Quarter
	Ended	Ended
	November 30, 2007	November 30, 2006
Production Costs	$162,277	$59,736
Exploration Costs	71,276	722,239
Depreciation, Depletion,
Amortization & Impairment	83,069	19,884
General & Administrative	390,883	356,069
Total Operating Expenses	$707,505	$1,157,928

Nine Months Ended November 30, 2007 compared to the Nine Months Ended November 30, 2006

Revenues.  We recorded our first revenue from four producing wells in the first nine months of the 2007 year. Prior to that time, we had no revenues. During the first nine months of 2008, the Company recorded revenues from its interest in 17 producing wells (2- Tuscaloosa, 1- Krotz, 3- Saxet and - 11 - Gilbertown).

Revenue from our gas and oil wells increased during the first nine months to $650,599 as compared to $488,689 from the prior year. The increase is due to the greater number of productive wells that we had in operation.

In the Tuscaloosa Project in Louisiana, the F-1 well contributed 4% of total revenues in the first nine months of 2008 as compared to 83.7% of revenues in the first nine months of the prior year. The F-3 well contributed 55.6% of total revenues in the first nine months of 2008 as compared to 0% of revenues in the first nine months of the prior year.

The Krotz Springs project in Louisiana contributed 8% of total revenues in the first nine months of 2008 as compared to 0% of revenues in the first nine months of the prior year.

The Gilbertown Field in Alabama contributed 12.4% of total revenues in the first nine months of 2008 as compared to 0% of revenues in the first nine months of the prior year.

The Saxet Field project in Texas contributed 20% of total revenues in the first nine months of 2008 as compared to 16.3% of revenues in the first nine months of the prior year.

Expenses.  Our production, exploration and depreciation, depletion, amortization and impairment expenses increased to $1,430,140 for the first nine months of 2008 as compared to $875,233 for the first nine months of 2007. These increases were directly related to the increased number of wells and exploration projects with which we were involved in comparison to the prior year. There were major increases in both production costs and the depreciation, depletion and amortization and impairment expenses as a result of our increase in the number of productive wells. Our general and administrative costs decreased to $1,283,718 for the first nine months of 2008 as compared to $3,306,528 for the first nine months of 2007. This decrease was a result of stock issuances for compensation in the first nine months of 2008.

Revenues:

The table below shows the revenues for the first nine months of 2008 compared to the first nine months of 2007:

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2007	November 30, 2006
Tuscaloosa F-1 Well – LA	$22,765	$408,849
Tuscaloosa F-3 Well - LA	363,729	0
Krotz Springs Project – LA	51,882	0
Gilbertown Field – Alabama	81,499	0
Saxet Field – Texas	130,724	79,840
Total Revenue	$650,599	$488,689

Costs and Expenses:

The table below shows the costs and expenses for the first nine months of 2008 compared to the first nine months of 2007:

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2007	November 30, 2006
Production Costs	$368,872	$91,669
Exploration Costs	604,672	762,643
Depreciation, Depletion,
Amortization & Impairment	456,596	20,920
General & Administrative	1,283,718	3,306,528
Total Operating Expenses	$2,713,858	$4,181,761

Due to the nature of the business, as well as the relative immaturity of our wells, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependant the amount of capital that we invest in future exploration and development projects, as well as the success or failure of such projects. Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the similar factors, as well as numerous other factors including general market conditions.

Oil and Gas Projects Update

Alabama. We have continued to increase total production in the Gilbertown Field since taking over as operator in June 2007. This has been accomplished through a series of workovers on existing wellbores that were either not producing or that had minimal production. We are continuing this workover program with the intent of paying for the workover costs through increased field production revenue.

California. In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area in California. By paying the full cost of the seismic program Chevron will earn a 50% interest in the Daybreak et al lands and a 50% working interest for the drilling of future wells in the project area. Daybreak et al will earn a 50% interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first four initial test wells to be drilled on the jointly held lands. The four initial test wells must be drilled within nine months of the seismic data interpretation being completed. The shooting of the seismic was completed at the end of November 2007. The data is now being interpreted with the intent of holding partner meetings to pick the drilling sites in mid February 2008. We anticipate that drilling will commence in March or April 2008 depending upon rig availability.

Texas. We have continued to face increased production costs in the Saxet field with a workover required on an existing salt water disposal well. The workover was completed in late September 2007. We now anticipate being able to continue commercial production of the field; however, there is no assurance that commercial production will continue.

Louisiana. In July 2007, Daybreak and its partners (“Daybreak et al”), entered into a Joint Development Participation Agreement (“JDPA”) with three companies for a drilling program in the Tuscaloosa project area in Louisiana. This JDPA plans on four wells being drilled within the next year. The Daybreak working interest will range from 24.5% to 28.5% on each well. The JDPA does not effect any prior agreement for wells and production infrastructure that is already in place. We have a 28.5% interest in all future lease rentals.

The first well in the four-well drilling program is the Tensas Farms et al “A-1” well which was spud on August 27, 2007 and reached total depth of 8,200 feet in September 2007. The well logs indicated an oil pay interval in the target zone at a depth between 8,094 and 8,118 feet. The production infrastructure was installed and the well was perforated and began commercial production in December 2007. Daily flow rates for December have averaged 265 Mcf (Thousand Cubic Feet) of gas and 125 Bbl (Barrels) of oil at variable choke settings and flowing tubing pressures. Estimated total gross production for the partial month of December was 4,800 Mcf of gas and 2,250 Bbl of oil. We should receive the December production revenue in February 2008. Daybreak has a 29.6% working interest in the well BPO (before payout) which will increase to a 37.6% working interest APO (after payout). Our NRI (net revenue interest) in this well is 22.19% BPO (before payout) and 27.05% APO (after payout).

The second well in the four-well drilling program is the Tensas Farms et al “F-2” reached total depth of 8,310 feet in late December 2007. The primary objective of the F-2 well is to test the oil leg of the Basal Tuscaloosa Formation that has been encountered in each of our four previous wells drilled in this field. Perforation and production testing began in early January 2008. Daybreak has a 25.2% working interest in the well BPO (before payout) which will increase to a 35.8% working interest APO (after payout).

Drilling of the third and fourth wells in the program is planned during the current calendar year. These two wells are currently targeted to test a Paluxy exploration play and a Selma Chalk play within the Tensas Farms area of mutual interest (AMI).

At the Krotz Springs project, also in Louisiana, we are continuing to produce from the Second Cockfied Sandstone that was perforated in May 2007. We anticipate that this zone will be depleted during the 2008 calendar year.  Daybreak and the working interest partners will then perforate a shallower hydrocarbon zone that was encountered during the drilling of the KSU #59 (formerly the Haas-Hirsch #1). Additionally, Daybreak, as operator, has taken legal action against one of our working interest partners for the default on their financial obligation during the drilling and completion of the KSU #59 well. This partner has a 25% working interest in the KSU #59 and their default as of November 30, 2007 was in excess of $571,000.

Due to the nature of our business, as well as the relative immaturity of the business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependant the amount of capital that the Company has to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon similar factors, as well as numerous other factors including general market conditions.

Other Liquidity Factors

At August 31, 2007, we had outstanding, two convertible debentures for an aggregate of $200,001 that, along within accrued interest, were originally due on August 31, 2007. On August 31, 2007, the maturity on these convertible debentures was extended to October 31, 2007. On October 31, 2007, the $75,000 convertible debenture plus accrued interest was paid off. The maturity of the other convertible debenture with a principal balance of $125,001 was extended to January 31, 2008.

In addition, at May 31, 2007, we had a note payable to a related party in the amount of $200,000 for financing of the pipeline used on the F-1 and F-3 wells. In the 2nd Quarter, principal payments of $185,000 were made on this financing obligation. During the 3rd Quarter of the current fiscal year, we paid in full the financed amount plus accrued interest that was due on this note payable.

In October 2007, we commenced an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The offering was closed on December 27, 2007. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen (13) investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.

In January 2008, we commenced an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. We propose to offer and sell 10,000,000 shares for gross proceeds of $2,500,000. Shares will be offered and sold at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. An additional 1,000,000 common stock shares may be sold at our sole discretion. The shares will be sold directly by Daybreak or by commissioned placement agents. A 10% commission plus 3% non-accountable expense allowance will be paid to the placement agents. Additionally, the placement agents will earn warrants in the amount of 7% of their sales. The warrants will be exercisable for a period of three (3) years at an exercise price of $0.25.

Management and Board of Directors Restructuring

In December 2007, both the management and the Board of Directors of Daybreak were restructured to allow for future growth and increased efficiency within the Company. Timothy R. Lindsey, formerly an outside director and consultant to Daybreak became the interim President and Chief Executive Officer. Robert Martin, formerly the President, became Senior Vice President, Exploration with the goal of furthering the development of our existing projects. Eric Moe formerly Chief Executive Officer and Terrence Dunne formerly Chief Financial Officer both left the Company to pursue other interests. Mr. Moe will continue to consult on select fundraising projects for Daybreak. Mr. Dunne is replaced as Chief Financial Officer by James F. Westmoreland in an interim capacity. Mr. Westmoreland was most recently the Chief Accounting Officer for The Houston Exploration Company. Additionally, Thomas Kilbourne resigned as Controller, but remains with the Company in a non-executive role throughout this transition period.

The following directors all resigned from the Board of Directors in December as the Company moved forward in its restructuring: Robert Martin, Eric Moe, Terrence Dunne, Jeffrey Dworkin (Secretary), Thomas Kilbourne (Treasurer) and Michael Curtis.

Summary

Our ability to continue as a going concern depends in large part on our ability to raise substantial funds for use in our planned exploration and development activities, and upon the success of our fundraising activities.

We intend to obtain the funds for our planned exploration and development activities by various methods, which might include the issuance of equity or debt securities and oil and gas asset sales or obtaining joint venture partners. No assurances can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Raising additional funds by issuing common or preferred stock will further dilute our existing stockholder base.

Off-Balance Sheet Arrangements

As of November 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our web site at www.daybreakoilandgas.com. Our stock is quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB. From July 2007 to December 13, 2007, our stock was quoted in the OTC pink sheet market, due to SEC filing delinquencies.  We returned to being quoted on the OTC Bulletin Board market after the filing of our third quarter 2008 10-QSB report.

ITEM 3.  CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2007, an evaluation was conducted by the Company's management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"). Such disclosure  controls  and  procedures are  designed to insure that  information required to be  disclosed  by a company in the  reports  that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls needed improvement and were not effective as of November 30, 2007, to ensure timely reporting with the Securities and Exchange Commission (“SEC”).

Material weakness identified included:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in our Periodic Reports that we file with the SEC.

In particular, the Company does not have adequate controls over the timely filing of our required quarterly 10-QSB and year end 10-KSB reports. For the fiscal year ended February 28, 2007, we were forced to file a 12b-25 “Notification of Late Filing” report for the 10-KSB report. The filing of the 12b-25 report itself was delinquent. This resulted in the second “E” in less than 12 months being placed behind our trading symbol. Since our 10-KSB report was not filed by the end of the extended due date, this resulted in our Company stock being moved from being quoted in the OTC (Over-the-Counter) Bulletin Board market to the OTC pink sheet market. We returned to being quoted on the OTC Bulletin Board market after the filing of our third quarter 2008 10-QSB report.

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

During the preparation of the Company’s financial statements, as of November 30, 2007, the Company concluded that the current system of disclosure controls and procedures are still not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes Implemented to Correct Material Weaknesses:
  We have increased our administrative staff and hired a new Chief Financial Officer to assist in the more timely preparation of all required reporting documents.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, we commenced an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The offering was closed on December 27, 2007. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen (13) investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.

In January 2008, we commenced an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. We propose to offer and sell 10,000,000 shares for gross proceeds of $2,500,000. Shares will be offered and sold at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. An additional 1,000,000 common stock shares may be sold at our sole discretion. The shares will be sold directly by Daybreak or by commissioned placement agents. A 10% commission plus 3% non-accountable expense allowance will be paid to the placement agents. Additionally, the placement agents will earn warrants in the amount of 7% of their sales. The warrants will be exercisable for a period of three (3) years at an exercise price of $0.25.

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of the fiscal year ended February 28, 2008, we did not have any matters submitted to a vote of our security holders of the Company.

ITEM 5.  OTHER INFORMATION

In December 2007, both the management and the Board of Directors of Daybreak were restructured to allow for future growth and increased efficiency within the Company. Timothy R. Lindsey, formerly an outside director and consultant to Daybreak became the interim President and Chief Executive Officer. Robert Martin, formerly the President, became Senior Vice President, Exploration with the goal of furthering the development of our existing projects. Eric Moe formerly Chief Executive Officer and Terrence Dunne formerly Chief Financial Officer both left the Company to pursue other interests. Mr. Moe will continue to consult on select fundraising projects for Daybreak. Mr. Dunne is replaced as Chief Financial Officer by James F. Westmoreland in an interim capacity. Mr. Westmoreland was most recently Vice President and Chief Accounting Officer for The Houston Exploration Company. Additionally, Thomas Kilbourne resigned as Controller, but he remains with the Company in a non-executive role throughout this transition period.

The following directors all resigned from the Board of Directors in December as the Company moved forward in its restructuring: Robert Martin, Eric Moe, Terrence Dunne, Jeffrey Dworkin (Secretary), Thomas Kilbourne (Treasurer) and Michael Curtis.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Section 1350 Certifications

31.1	Certification of Timothy R. Lindsey
31.2	Certification of James F. Westmoreland

Section 1350 Certifications

32.1	Certification of Timothy R. Lindsey
32.2	Certification of James F. Westmoreland

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ Timothy R. Lindsey
Timothy R. Lindsey, its
Chief Executive Officer
Date: January 11, 2008

By:	/s/ James F. Westmoreland
James F. Westmoreland, its
Chief Financial Officer
Date: January 11, 2008