Form 10KSB
period 2008-02-29
DAYBREAK OIL & GAS INC
filed 2008-05-27
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission file number 000-50107
DAYBREAK OIL AND GAS, INC.
(Name of small business issuer in its charter)

Washington	91-0626366

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1012, Spokane, WA	99201

(Address of principal executive offices)	(Zip code)
Issuer’s telephone number, including area code: (509) 232-7674
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The registrant’s revenues for its most recent fiscal year were $1,017,604.
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.45 on May 20, 2008, as reported by the Over the Counter Bulletin Board was $20,054,834.
At May 20, 2008, the registrant had 44,566,299 outstanding shares of $0.001 par value common stock.

Documents Incorporated by Reference:
Part III of the Form 10-KSB incorporates by reference certain portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.
Transitional Small Business Disclosure Format (Check one):       Yes ☐ No ☑

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
We believe that some statements contained in this 10-KSB annual report relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements. Examples of forward-looking statements include statements about the following:
•	Our future operating results,

•	Our future capital expenditures,

•	Our expansion and growth of operations, and

•	Our future investments in and acquisitions of oil and natural gas properties.
We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:
•	General economic and business conditions,

•	Exposure to market risks in our financial instruments,

•	Fluctuations in worldwide prices and demand for oil and natural gas,

•	Fluctuations in the levels of our oil and natural gas exploration and development activities,

•	Risks associated with oil and natural gas exploration and development activities,

•	Competition for raw materials and customers in the oil and natural gas industry,

•	Technological changes and developments in the oil and natural gas industry,

•	Regulatory uncertainties and potential environmental liabilities,

•	Additional matters discussed under “Risk Factors.”

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Background
Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” “Daybreak” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc. The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc. By the late 1950s, the Company had ceased to be a producing mining company and thereafter engaged in mineral exploration. In May 1964, to reflect the diversity of its mineral holdings, the Company changed its name to Daybreak Mines, Inc. The trading symbol for the Company became DBRM.
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
Oil and Gas Overview
Effective March 1, 2005, we undertook a new business direction for the Company; that of an exploration and development company in the oil and gas industry. We have become an early stage oil and gas exploration and development company with projects in Alabama, California Louisiana and Texas. In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc. Our common stock is quoted on the OTC Bulletin Board (OTC.BB) market under the symbol DBRM.OB.
We are actively pursuing oil and gas opportunities through joint ventures with industry partners as a means of limiting our drilling risk. Our prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We are currently developing projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. We strive to use modern 3-D (three dimensional) seismic technology to help us identify potential drilling targets and to minimize our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We seek out other industry partners to maintain a balanced working interest in all of our projects. We also seek acquisitions that will complement our exploration portfolio.
In many instances, we strive to be operator of our oil and gas properties. As the operator, we are more directly in control of the costs of drilling, completion and production operations on our projects. Additionally, operatorship increases the expertise of Daybreak personnel in significant oil and gas operations including lease negotiations, governmental reporting, permitting, drilling, completion, production operations and marketing.

Historical Business Development
Effective March 1, 2005, we undertook a new business direction for the Company, that of an exploration and development company in the oil and gas industry. We have become an early stage exploration and development company with projects in Alabama, California, Louisiana and Texas.
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
In December 2005, we borrowed $60,000 to help finance exploration activities as well as increase operating capital. Additionally, we drilled our first well (Ginny South) in San Patricio County, Texas. The well was unsuccessful and consequently plugged and abandoned.
In January 2006, we drilled our second well, the Tensas Farms et al “F-1” location on the Tuscaloosa Project in NE Louisiana. The well was completed and placed into commercial production in June of 2006. The well was shut-in due to technical issues with water production in November 2006. Additionally on January 13, 2006, a seventh director was appointed to the Board of Directors. This individual was Terrence J. Dunne, a shareholder and 10% control person at the time.
Between January 25, 2006 and February 8, 2006, we borrowed a total of $806,700 from seven shareholders to help finance exploration activities as well as increase operating capital.
Between February 24, 2006 and March 6, 2006, we borrowed $325,001 from four shareholders to meet operating capital needs.
On March 8, 2006, we and our working interest partners purchased a 50% interest in the mineral rights for 28,000 acres that were located within the original AMI of the Tuscaloosa Project located in NE Louisiana.

From March through May 2006, we conducted a private placement of our common stock that raised net proceeds of $5,188,257 for use in acquiring leases, funding our drilling program and meeting our working capital needs.
On March 30, 2006, we agreed to jointly participate in an exploration project at the Krotz Springs Field located in St. Landry Parish, Louisiana.
In May 2006, we started the first re-entry of five wells in the Saxet Deep Field near the Corpus Christi, Texas airport. We also agreed to jointly participate in exploration projects located in St. Landry Parish, Louisiana (North Shuteston) and in Alberta, Canada (40 Mile Coulee). In an effort to conserve cash flow, we financed our 40% ownership in the pipeline that is connected to the “F-1” well on the Tuscaloosa Project in NE Louisiana.
In July 2006, we conducted a private placement of our preferred stock that raised net proceeds of $3,626,204 for use in acquiring leases, funding our drilling program and meeting working capital needs.
In August 2006, we finalized an agreement for the refurbishment of a drilling rig. Daybreak had the right to exclusive use of the drilling rig for a three-year period. From August through November 2006, we advanced $800,000 for the refurbishment of the rig. In May 2007, the drilling rig was sold and the note receivable plus interest was paid off. Additionally on August 3rd, Eric L. Moe was appointed as the eighth member of the Board of Directors and to the position of Chief Executive Officer.
In December 2006, we agreed to jointly participate in an oilfield re-entry project in East Gilbertown Field located in Choctaw County, Alabama. Additionally, we drilled two more exploratory wells as part of the Tuscaloosa Project located in Tensas and Franklin Parishes, Louisiana. The “F-3” well (Tensas Parish) was completed and placed into commercial production in February 2007. From late July through November 2007 the well was shut-in or produced only sporadically due to downstream gas sales issues. In November 2007, the F-3 was shut in pending installation of mechanical lifting equipment and is expected to return to production in the second quarter of 2008. The “B-1” well (Franklin Parish) was drilled and tested, but was not commercially productive. Further evaluation of this well is pending.
In January 2007, we commenced drilling the Haas-Hirsch No. 1 well located in the East Krotz Springs Field, St. Landry Parish, Louisiana. This well was completed and was placed into commercial production in May 2007. Additionally in January, a ninth director was appointed to the Board of Directors. This individual was Timothy R. Lindsey, who has over thirty years experience in global oil and gas exploration, production, technology and business development.
In May 2007, we commenced procedures to attempt to resolve the technical production problems associated with the Tuscaloosa “F-1” well. Our efforts resulted in the successful re-establishment of production from this well in mid-July 2007. However, as a result of downstream gas sales issues covering both the F-1 and F-3 wells in the Tuscaloosa Project, these two wells were shut in beginning in late July 2007 through November 2007. The wells were allowed to sporadically produce throughout this time period, but as a result of the well production continually being interrupted, the wells now require the use of mechanical lifting equipment to continue commercial production. The “F-1” returned to full-time commercial production in January 2008. It is anticipated the F-3 well will return to production in the second quarter of 2008.

In September 2007, we commenced drilling operations on the Tensas Farms et al A-1 well in the Tuscaloosa project in Louisiana. The well was successfully completed and commenced production in December 2007. The well achieved “payout” status (recovery of all drilling and completion costs) in March 2008.
From October 2007 through December 2007, a high resolution 3-D seismic survey program was conducted on the portion of our California properties that are a part of the Chevron seismic farm-in area. The seismic will be used to determine four initial drilling prospects in which Daybreak will have a 50% working interest and a 25% revenue interest before royalties to leaseholders.
In December 2007, we drilled and completed the Tensas Farms et al F-2 well, also in the Tuscaloosa project. Further evaluation of this well is pending.
On December 14, 2007, we underwent a change in the management of Daybreak. Robert N. Martin, President resigned from that position and was appointed Senior Vice-President, Exploration; Chief Executive Officer Eric L. Moe resigned from the Company; Timothy R. Lindsey formerly an outside director was appointed interim President and Chief Executive Officer; Chief Financial Officer Terrence J. Dunne resigned from the Company; and Controller Thomas C. Kilbourne resigned from that position but continued as an employee of Daybreak. James F. Westmoreland, formerly a finance and accounting consultant to Daybreak, was appointed interim Chief Financial Officer.
On December 18, 2007, the Board of Directors voted to reduce the number of Board positions to three. Subsequently, the following individuals resigned their positions and offices with the Board of Directors of Daybreak; Robert N. Martin, Eric L. Moe, Terrence J. Dunne, Jeffrey R. Dworkin, Thomas C. Kilbourne and Michael Curtis. Karol L. Adams, formerly a consultant to Daybreak, was appointed Corporate Secretary.
On January 18, 2008, we signed a purchase and sale agreement (“PSA”) with an undisclosed buyer for the sale of our Tuscaloosa project interests for $8 million in cash. The transaction was originally scheduled to close in two tranches; the first closing for $2 million, representing 25% of Daybreak’s working interest, closed on January 18, 2008. An intermediate closing in the amount of $500,000 occurred on April 30, 2008 for 6.25% of the Company’s working interest. The amended final closing of $5.5 million for the remaining 68.75% of the Company’s working interest is scheduled to occur during the second calendar quarter of 2008 and is subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for the respective closings will be January 1, 2008.
On March 24, 2008 James F. Meara was appointed to our Board of Directors, thereby expanding the Company’s Board to four members.
On April 3, 2008, James F. Westmoreland, formerly interim Chief Financial Officer, was appointed Executive Vice President and Chief Financial Officer; Karol L. Adams was appointed Chief Compliance Officer in addition to the Corporate Secretary duties; Thomas C. Kilbourne was appointed Controller and Assistant Secretary; and Daybreak adopted a series of corporate responsibility statements and employee guidelines.

Competition
We compete with independent oil and gas companies for exploration prospects, property acquisitions and for the equipment and labor required to operate and develop these properties. Many of our competitors have substantially greater financial and other resources than we have. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Risk Factors” beginning on page 10 of this 10-KSB annual report.
Significant Customers
At each of our property locations in Alabama, Louisiana and Texas, we have oil and gas sales contracts with one dominant purchaser in each respective area. Due to the scarcity of distribution pipelines or sole distributors, we do not have many options for choosing to whom we will sell our oil and gas. If these purchasers are unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas.
Title to Properties
As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy most material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements, and restrictions.
Long Term Success
Our success depends on the successful acquisition, exploration and development of commercial grade oil and gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and gas exploration and development industry.
Regulation
The exploration and development of oil and gas properties are subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.
RISK FACTORS
The following risk factors together with other information set forth in this Form 10-KSB, should be carefully considered by current and future investors in our securities. An investment in our securities involves substantial risks. If any of the following risks actually occur, our financial condition and our results of operations could be materially and adversely affected. Additional risks and uncertainties not presently known to us may also impair our business operations. In any such case, the trading price of our common stock could decline, and you could lose all, or a part, of your investment.
Risks related to investment in our Company
Our independent public accountants have expressed an opinion that our significant operating losses raise substantial doubt about our ability to continue as a going concern
The Company’s financial statements for the year ended February 29, 2008 and February 28, 2007, have been audited by our current independent public accountant. Both of these reports include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The report also states that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty. If the Company cannot continue as a going concern, your investment in the Company could become devalued or worthless.
The Company reported a net loss of $4,266,173 for the fiscal year ended February 29, 2008, and a cumulative net loss from inception through February 29, 2008 of $17,130,244.
We are an early stage oil and gas exploration company with a limited operating history on which to base an investment decision
We have a limited history of oil and gas production and have minimal proven reserves. To date, we have had limited revenues and have not yet generated a sustainable positive cash flow or earnings. The Company cannot provide any assurances that we will ever operate profitability. As a result of our limited operating history, we are more susceptible to business risks. These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.
The resale of shares offered in private placements could depress the value of the shares
Shares of the Company’s Common Stock have been offered and sold in private placements at significant discounts to the trading price of the common stock at the time of the offering. Sales of substantial amounts of common stock eligible for future sale in the public market, or the availability of shares for sale, including shares issued upon exercise of outstanding warrants, could adversely affect the prevailing market price of our common stock and our ability to raise capital by an offering of equity securities.
We have paid our officers and directors significant amounts in the form of salaries, consulting fees, and stock which could have an adverse affect on our net operating results and earnings per share
For the fiscal year ended February 29, 2008, we paid our officers and directors a total of $600,000 in cash for services.
For the fiscal year ended February 28, 2007, we paid our officers and directors a total of $553,941 in cash for services. During this same period, we granted these individuals 1,050,000 shares of unregistered common stock with a fair value of $2,206,500 at the grant date for services.
For the fiscal year ended February 28, 2006, we paid our officers and directors a total of $60,050 in cash for services. During this same period, we granted these individuals 2,783,000 shares of unregistered common stock with a fair value of $2,010,730 at the grant date for services.
These payments were all approved by the Board of Directors. All compensation payments are accounted for as administrative expenses. These compensation payments have had, and may continue to have, an adverse impact on our net results from operations, and earnings (or losses) per share.
We are an exploration stage company implementing a new business plan making it difficult to evaluate our chance for success
We are an exploration stage company with a limited operating history upon which to base an evaluation of our current business and future prospects. We started in the oil and gas exploration and development industry in March 2005. We are in the early stages of the implementation of our business plan. Based on this limited history, investors do not have a proven basis upon which to determine the probability of our business success.
The oil and gas business is highly competitive placing us at an operating disadvantage
We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing. We base our preliminary decisions regarding the acquisition of oil and or gas prospects and undertaking of drilling ventures upon general and inferred geology and economic assumptions. This public information is also available to our competitors.
In addition, we compete with large oil and gas companies with longer operating histories and greater financial resources than us. These larger competitors, by reason of their size and greater financial strength, can more easily:
•	access capital markets;
•	recruit more qualified personnel;
•	absorb the burden of any changes in laws and regulation in applicable jurisdictions;
•	handle longer periods of reduced prices of gas and oil;
•	acquire and evaluate larger volumes of critical information;
•	compete for industry-offered business ventures.

These disadvantages could create negative results for our business plan and future operations.
We cannot guarantee financial results, making it more difficult to raise additional capital
Since our inception, we have suffered recurring losses from start-up operations and have depended on external financing to sustain our operations. During the year ended February 29, 2008, we reported a net loss of $4,266,173. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments. Potential investors may be dissuaded from investing in the Company based on historical results.
Our ability to reach and maintain profitable operating results is dependant on our ability to find, acquire, and develop oil and gas properties
Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable. Without successful exploration and acquisition activities, we will not be able to develop reserves or generate production revenues to achieve and maintain profitable operating results. No assurance can be given that we will be able to find, acquire or develop these reserves on acceptable terms. We also cannot assure that commercial quantities of oil and gas deposits will be discovered that are sufficient to enable us to recover our exploration and development costs. Although certain management personnel have significant experience in the oil and gas industry, we have not yet established a history of locating and developing properties that have economically feasible oil and gas reserves.
To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund
We have a history of net losses and expect that our operating expenses will continue over the next 12 months as we continue to implement our business plan. Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.
We need to rely on external sources of financing to meet the capital requirements associated with the development of our current properties and the expansion of our oil and gas operations. We plan to obtain the funding we need through debt and equity markets, as well as property dispositions. There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.
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

When we make the determination to invest in oil or gas properties we rely upon geological and engineering estimates which involve a high level of uncertainty
Geologic and engineering data are used to determine the probability that a reservoir of oil or natural gas exists at a particular location. This data is also used to determine whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. Also the increasing costs of production operations may render some deposits uneconomic to extract.
The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties. There is a high degree of risk in proving existence and recoverability of reserves and actual recoveries of proved reserves can differ materially from original estimates. Accordingly, reserve estimates may be subject to downward adjustment. Actual production, revenue and expenditures will likely vary from estimates, and such variances may be material.
Our financial condition will deteriorate if we are unable to retain our interests in our leased oil and gas properties
All of our properties are held under interests in oil and gas mineral leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease. The termination or expiration of our “working interests” (interests created by the execution of an oil and gas lease) relating to these leases would impair our financial condition and results of operations.
We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases. We may not be able to obtain any such additional funds on acceptable terms.
Title deficiencies could render our oil and gas leases worthless; thus damaging the financial condition of our business
The existence of a material title deficiency can render a lease worthless, resulting in a large expense to our business. We rely upon the judgment of oil and gas lease brokers who perform the field work and examine records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is a customary practice in the oil and gas industry.
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

Reliance on certain third party vendors for outsourced services could be detrimental to our business plan
To maximize the use of our otherwise limited capital and human resources, we rely on third party vendors for outsourced drilling, exploration and other operational services. This practice could allow us to achieve cost savings and operational efficiencies. However, the use of outsourced resources could expose us to greater risk should we be unable to source critical vendors on a cost budgeted and timely basis.
Furthermore, the use of outsourced resources could minimize our ability to control the work product and accountability of such vendors. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, our business plan will be adversely affected.
If we as operators, or our operators of our oil and gas projects fail to maintain adequate insurance, our business could be exposed to significant losses
Our oil and gas projects are subject to risks inherent in the oil and gas industry. These risks involve explosions, uncontrollable flows of oil, gas or well fluids, pollution, fires, earthquakes and other environmental issues. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage. As protection against these operating hazards we maintain insurance coverage to include physical damage and comprehensive general liability. However, we are not fully insured in all aspects of our business. For projects in which we function as the operator, the occurrence of a significant event against which we are not adequately covered by insurance could have a material adverse effect on our financial position.
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
We have limited control over the activities on properties we do not operate, which could reduce or negate the expected returns on these investments
We currently conduct our oil and gas exploration and development activities in joint ventures with other industry partners. We have reserved the right to participate in management decisions through operating agreements with our partners, but do not have ultimate decision-making authority.
In many cases, success in the operation of our properties will be dependent on the expertise and financial resources of our joint venture partners and third-party operators. Our dependence on the operator and other working interest owners resulting in our limited ability to control the operation could adversely affect the realization of our expected returns and lead to unexpected future costs.

We are not in control of our own oil and gas distribution systems and are therefore dependent on the sales contracts of oil and gas resellers to provide a market for us, which could result in our not being able to produce from our wells
In each of our producing properties, there is only one market available to purchase our oil and gas production. If that reseller were to lose a significant sales contract or customer then we might not be able to produce an otherwise productive well because of a lack of a market in which to sell oil or gas. Additionally, we are subject to the traditional seasonal energy demands that exist in the oil and gas industry.
We may lose key management personnel which could endanger the future success of our oil and gas operations
Our Interim President and Chief Executive Officer, our Chief Financial Officer, our Senior Vice-President, Exploration and one director have substantial experience in the oil and gas business. The balance of the management team has limited experience in managing or conducting oil and gas operations. The loss of any of these individuals, particularly our Interim President and Chief Executive Officer or our Chief Financial Officer could adversely affect our business. If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.
We have disclosed material weakness in our disclosure controls and procedures which could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve the Company
In our fiscal 2007 and 2008 annual and quarterly SEC filings, we disclosed material weaknesses in our disclosure controls and procedures. Predicated by the identification of these weaknesses, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.
We have evaluated our internal controls over financial reporting and based upon those evaluations, concluded that our disclosure controls and procedures were in need of improvement and were not effective to ensure timely reporting under the Exchange Act. We are working to correct this situation as quickly and effectively as possible with new processes and controls.
We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.
Pursuant to Section 404 of SOX, beginning with this annual report on Form 10-KSB for the fiscal year ended February 29, 2008, we are required to furnish a report by management on our internal controls over financial reporting. This report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.

During the evaluation and testing process, we did identify one or more material weaknesses in our internal control over financial reporting, and are therefore unable to assert that such internal control is effective. Since we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest in the future that our management’s report is fairly stated or they are unable in the future to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.
Failure to comply with these rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.
The market price of our common stock could be volatile, which may cause the investment value of our stock to decline
Our common stock is quoted on the OTC Bulletin Board (OTC.BB) market under the symbol DBRM.OB. From July 2, 2007 to December 13, 2007, our stock was quoted in the OTC pink sheet market, due to SEC filing delinquencies. Having satisfied financial filing compliance standards, we returned to being quoted on the OTC Bulletin Board market after the filing of our second fiscal quarter 2008 10-QSB report.
The Bulletin Board market is characterized by low trading volume. Because of this limited liquidity, shareholders may be unable to sell their shares at or above the cost of their purchase prices. The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.
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
Privately placed issuances of our common stock have and may continue to dilute ownership interests which could have an adverse effect on our stock prices
Our authorized capital stock consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 29, 2008, there were 44,293,299 shares of common stock and 1,297,465 shares of Series A Convertible Preferred stock issued and outstanding.
As of February 29, 2008, the Company had sold, in a private placement sale to seven accredited investors, 605,000 shares at $0.25 per share resulting in gross proceeds of $151,250. Since this offering began, the price of our common stock has ranged from a low of $0.25 to a high of $0.36.

On December 28, 2007, the Company closed on a private placement sale of 2,497,000 shares to thirteen accredited investors at $0.25 per share resulting in gross proceeds of $624,250. This private placement sale had been underway since October 19, 2007. At the time of the offering, the price of our common stock ranged from a low of $0.33 to a high of $0.48.
On July 18, 2006, the Company closed on a private placement sale of 1,399,765 units at $3.00 per unit resulting in gross proceeds of $4,199,291. Each unit sold was comprised of one share of Series A Convertible Preferred stock and two common stock purchase warrants. The warrants are exercisable at a price of $2.00 and expire on July 19, 2011. The 100 investors in this private placement were issued 1,399,765 shares of Series A Convertible Preferred stock and 2,799,527 common stock purchase warrants. The placement agent for the offering earned an additional 419,930 common stock purchase warrants. At the time of the offering, the common stock component prices of the private placement units were significantly lower than the trading price of our common stock.
On May 19, 2006, the Company closed on a private placement sale of 4,013,602 units at $1.50 per unit resulting in gross proceeds of $6,020,404. Each unit sold was comprised of two shares of common stock and one common stock purchase warrant. The warrants are exercisable at a price of $2.00 and expire on May 20, 2011. The 118 investors in this private placement were issued 8,027,206 shares of common stock and 4,013,602 common stock purchase warrants. The placement agent for the offering earned an additional 1,204,082 common stock purchase warrants. At the time of the offering, the common stock component prices of the private placement units were significantly lower than the trading price of our common stock.
In addition to the completed private placements, we may in the future, issue additional previously authorized and unissued common stock. These events may result in the further dilution of the ownership interests of our present shareholders and purchasers of common stock offered in this prospectus.
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
On July 18, 2006, the Company closed on a private placement sale of 1,399,765 units at $3.00 per unit resulting in gross proceeds of $4,199,291. Each unit sold was comprised of one Series A Convertible Preferred share and two common stock purchase warrants. Each Series A Convertible Preferred share can be converted to three common stock shares at any time. The warrants are exercisable at a price of $2.00 and expire on July 18, 2011. The 100 investors in this private placement were issued a total of 1,399,765 Series A Convertible Preferred shares and 2,799,527 common stock purchase warrants. The placement agent for the offering earned an additional 419,930 common stock purchase warrants.
As of February 29, 2008, 1,297,465 shares of Series A Convertible preferred stock were issued and outstanding. The rights of the holders of common stock are subject to and may be adversely affected by the rights and preferences afforded to the holders of these preferred shares. The rights and preferences of the issued preferred shares include:
•	conversion into common stock of the Company anytime the preferred shareholder may wish;
•	automatic convertibility into common stock if after the effective date of the registration statement the Company’s common stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days;
•	cumulative dividends in the amount of 6% of the original purchase price per annum, payable upon declaration by the board of directors;
•	the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the preferred stock.
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
Principal shareholders and directors control the Company through substantial voting power
Our two largest principal beneficial shareholders, along with six current directors and officers of the Company own and control about 25.5% percent of our outstanding common stock.
Our shareholders do not have the right to cumulative voting in the election of our directors. Cumulative voting could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Conversely, if our principal beneficial shareholders and directors wish to act in concert, they would be able to vote to appoint directors of their choice, and otherwise directly or indirectly, control the direction and operation of the Company.

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
•	deliver a standardized risk disclosure document prepared by the SEC;
•	provide the customer with current bid and offer quotations for the penny stock;
•	include the compensation of the broker-dealer and its salesperson in the transaction;
•	provide monthly account statements showing the market value of each penny stock held in the customer’s account;
•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.
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

An investment in the common stock of our Company will not provide any federal income tax benefits for the shareholders
Investors should be aware that they will not receive any of the federal income tax benefits available to individuals investing as limited partners in oil and gas partnership programs. Any income tax advantages will inure solely to the benefit of the Company and will not be passed through to any shareholders.
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
•	acquire permits before the commencement of drilling;
•	restrict the substances that can be released into the environment with drilling and production activities;
•	limit or prohibit drilling activities on protected areas;
•	require that reclamation measures be taken to prevent pollution from former operations;
•	require remedial measures to be taken with respect to contaminated property.
The costs of complying with environmental laws and regulations could negatively impact our financial condition and results of operations. Future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement which could further negatively impact our business.
The volatility of oil and natural gas prices could adversely affect our business
Our future revenues, profitability and growth of our investments in oil and gas properties depend to a large degree on prevailing oil and gas prices. These prices tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of escalating war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints. Additional factors include, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and environmental issues. The prices for oil and natural gas have varied substantially over time based on general supply and demand and may in the future decline. These prices have been and are likely to remain volatile. Significant declines in these prices owing to this volatility will adversely affect our business and consequently our shareholders.
The success of our business is dependent on our ability to produce sufficient quantities of oil and gas which may be adversely affected by a number of factors outside of our control
The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. In addition, a “productive well” (a well that is producing oil or gas or that is capable of production) may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well; or, due to increased production costs.
There can be no assurance that oil and gas will be produced from the properties in which we have interests. Governmental permitting requirements and regulations may delay or deter drilling in some areas. Further, the marketability of any oil or gas that we acquire or discover may be influenced by numerous factors beyond our control. We cannot predict how these factors may affect our business.
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
Employees and Consultants
In December 2007, both the management and the Board of Directors of Daybreak were restructured to allow for future growth and increased efficiency within the Company. Robert N. Martin, President resigned from that position and was appointed Senior Vice-President, Exploration; Chief Executive Officer Eric L. Moe resigned from the Company; Timothy R. Lindsey formerly an outside director was appointed interim President and Chief Executive Officer; Chief Financial Officer Terrence J. Dunne resigned from the Company; and Controller Thomas C. Kilbourne resigned from that position but continued as an employee of Daybreak. James F. Westmoreland, formerly a finance and accounting consultant to Daybreak, was appointed interim Chief Financial Officer.
On December 18, 2007, the Board of Directors voted to reduce the number of Board positions to three. Subsequently, the following individuals resigned their positions and offices with the Board of Directors of Daybreak; Robert N. Martin, Eric L. Moe, Terrence J. Dunne, Jeffrey R. Dworkin, Thomas C. Kilbourne and Michael Curtis. Karol L. Adams, formerly a consultant to Daybreak, was appointed Corporate Secretary.
On March 24, 2008 James F. Meara was appointed to our Board of Directors. The addition of Mr. Meara expanded the Company’s board to four members.
On April 3, 2008, James F. Westmoreland, formerly interim Chief Financial Officer, was appointed Executive Vice President and Chief Financial Officer; Karol L. Adams was appointed Chief Compliance Officer in addition to the Corporate Secretary duties; Thomas C. Kilbourne was appointed Controller and Assistant Secretary; and Daybreak adopted a series of corporate responsibility statements and employee guidelines.
We currently have seven employees located throughout four states. We may hire more employees in the next fiscal year as needed. All other services are currently contracted for with independent contractors. The Company has not obtained “key man” life insurance on any of its officers or directors.
The Daybreak Oil and Gas, Inc. corporate office is located at 601 W. Main Ave., Suite 1012, Spokane, Washington 99201-0613. Our telephone number is (509) 232-7674.
Our regional operations office is located at 16225 Park Ten Place, Suite 500, Houston, Texas 77084. The telephone number of our office in Houston is (281) 994-4021.
Availability of SEC Filings
You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).
Website / Available Information
Our website can be found at www.daybreakoilandgas.com. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge on our web site at www.daybreakoilandgas.com on the “Shareholder Information” section of our web site under the “SEC Filings” button as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”).
We have adopted an Ethical Business Conduct Policy Statement to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We also have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. Our Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers are available on the “Shareholder Information” section of our web site at www.daybreakoilandgas.com under the heading “Corporate Governance.” We intend to promptly disclose via a Current Report on Form 8-K or via an update to our web site information any amendment to or waiver of these codes with respect to our executive officers and directors. Waiver information disclosed via the web site will remain on the web site for at least 12 months after the initial disclosure of a waiver. Our Corporate Governance Guidelines and the charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are also available on the “Shareholder Information” section of our web site at www.daybreakoilandgas.com under the heading “Corporate Governance.” In addition, copies of our Ethical Business Conduct Policy Statement, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters of the Committees referenced above are available at no cost to any shareholder who requests them by writing or telephoning us at the following address or telephone number:
Daybreak Oil and Gas, Inc.
601 W. Main Ave., Suite 1012
Spokane, WA 99201-0613
Attention: Corporate Secretary
Telephone: (509) 232-7674
Information contained on or connected to our web site is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES
We have onshore oil and gas projects underway throughout the United States. We have not filed any estimates of total, proved net oil or gas reserves with any Federal agency for the fiscal year ended February 29, 2008. Throughout this 10-KSB annual report oil is shown in barrels (“Bbl”), and of natural gas is shown in thousands of cubic feet (“Mcf”). The project areas that we are involved in are as follows:
Alabama (East Gilbertown Field)
Choctaw County. In December 2006, we acquired a working interest in an existing oil field project, the East Gilbertown Field (“Gilbertown”) that produces relatively heavy oil (approximately 18º API). This field has nineteen wellbores most of which are capable of production.
From December 2006 through March 2007, we incrementally increased our working interest in this project from 2.5% to 12.5%. On June 1, 2007, we became the operator of the Gilbertown. Future plans are to continue to increase production in the field by bringing more non-producing wellbores back into production. As of February 29, 2008, we had spent $397,229 in leasehold, production and workover costs associated with this field. We plan to spend approximately $200,000 in capital repairs and new investments within the field in the upcoming fiscal year.
Reserves
At March 1, 2008 we had net proved reserves of 2,391 Bbls. (“Barrels”) of oil in Gilbertown according to SEC guidelines as determined by a certified independent engineering firm.
California
East Slopes Project in Kern and Tulare Counties. In May 2005, we agreed to jointly explore an Area of Mutual Interest (“AMI”) in the southeastern part of the San Joaquin Basin. For our 50% interest we initially paid a $12,500 fee to secure the project and the geological concepts. Our agreement calls for us to also pay another $5,000 fee upon the completion of each sub-regional lead that is developed from a 3-D seismic survey. Additionally, we agreed to pay another $5,000 fee upon the spud of the first well in each prospect area.
Four prospect areas have been identified and we are actively leasing lands in the East Slopes project area. Additionally, we have identified two prospect areas to the north of the East Slopes AMI. This second AMI is referred to as the “Expanded AMI” project area. We have now jointly leased about 25,633 undeveloped acres in the two AMI’s. Drilling targets are porous and permeable sandstone reservoirs at depths of 1,200 feet to 4,000 feet. Daybreak has a 50% of the working interest in the area that is not in the Chevron partnered East Slopes AMI project area covered by the recently completed high definition 3-D seismic survey.
As of February 29, 2008 we have spent $778,806 in leasehold and geologic and geophysical costs associated with this project.
In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area. By paying the full cost of the seismic program Chevron has earned a 50% interest in the Daybreak et al lands and a 50% working interest for the drilling of future wells in the project area after the drilling of the first four wells. Daybreak et al will earn a 50% (Daybreak 25%) interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first four initial test wells to be drilled on the jointly held lands. The four initial test wells must be drilled within nine months of the seismic data interpretation being completed. In January 2008, we announced that data processing is underway following the recently completed field acquisition of the 35 square-mile high resolution 3-D seismic survey. As of the date of this report, we have currently identified 12 potential drilling locations from ongoing interpretation of the seismic data. Drilling is expected to commence in the second fiscal quarter of 2008. We plan to spend approximately $2,000,000 in new capital investments within the AMI covering the Seismic Option area in the upcoming fiscal year.
Louisiana
Tuscaloosa Project in Tensas and Franklin Parishes. On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our project interests for $8 million in cash. The transaction was originally scheduled to close in two tranches; the first closing for $2 million, representing 25% of Daybreak’s working interest, closed on January 18, 2008. An intermediate closing in the amount of $500,000 occurred on April 30, 2008, for 6.25% of the Company’s working interest. The amended final closing for $5.5 million is scheduled to occur during the second calendar quarter of 2008 for the remaining 68.75% of the Company’s working interest and is subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for the respective closings will be January 1, 2008.
Reserves
At March 1, 2008 we had net proved reserves of 31.8 MMcf of gas and 10,567 Bbls. of oil in the Tuscaloosa Project according to SEC guidelines as determined by a certified independent engineering firm.
The Krotz Springs Project in St. Landry Parish is a deep gas play with current net production from a Cockfield Sands reservoir. Daybreak was the operator for this project during the drilling and completion phases of this single well. When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator for this well. Total project drilling and completion costs were approximately $9.2 million. We have a 12.5% working interest in this project, with a net revenue interest (“NRI”) of 9.125%. As of February 29, 2008, we had spent $1.16 million in leasehold, drilling, completion and production costs associated with this project. Current production is being evaluated prior to recompleting another prospective producing zone in the well in which Daybreak will spend approximately $25,000 in the upcoming fiscal year.
Reserves
At March 1, 2008 we had net proved reserves of 4.6 MMcf (million cubic feet) of gas and 46 Bbls. of oil in the Krotz Springs Project according to SEC guidelines as determined by a certified independent engineering firm
The North Shuteston Prospect, also in St. Landry Parish is a three dimensional (“3-D”) seismic objective supported by a shallow amplitude anomaly at a depth of 2,300 feet. This anomaly is related to a Miocene Age Sand. On April 23, 2008, we conveyed our interest in this project to another party in exchange for a two percent (2.0%) overriding royalty interest (“ORRI”) in the production revenue from the start of production. Drilling will begin on this project during the summer of 2008; however, Daybreak no longer has a working interest in this project, and therefore will not have any more capital investment. As of February 29, 2008, we had spent about $130,000 in leasehold, geologic and geophysical (“G&G”) and project management costs associated with this project.
Avoyelles Parish. This Prospect is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil. The project is focused on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa Formation; and, the Fractured Lower (Austin) Chalk. Plans call for a 3-D seismic survey covering about 36 square miles. This is primarily a deep gas play. Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $6,000,000 for drilling the first well. We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the AMI. Daybreak has a 35% working interest in this project. As of February 29, 2008, we had spent $431,484 in leasehold, seismic and project management costs associated with this exploration project. We and our existing working interest partners endeavor to secure other industry partners to participate in additional land acquisition and seismic costs before proceeding with drilling. We are not planning on spending any funds in capital new investments within the field in the upcoming fiscal year.
Texas
Nueces County. In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field (“Saxet”) a previously produced oilfield, on a developed 320 acre lease. The project is located within the city limits of Corpus Christi, Texas, near the airport. We have a variable working interest in the project, with an average well working interest of 25.24% and an NRI of 14.25% on all production from these wells.
In May 2006, we started the re-work of the first well, the Weil 8-C well. This well was successfully reworked and placed into production in August 2006. In August and September 2006, we re-entered and started to produce from both the Weil 3-C and Weil 7-C wells. Two other wells the Weil 2-C and Weil 6-C were re-entered in September and October of 2006, and are now being used as salt water disposal wells.
As of February 29, 2008, we had spent $702,569 in leasehold, workover, production, pipeline and production facility costs associated with this project.
We have continued to face increased production costs in the Saxet with a workover required on an existing salt water disposal well. The workover was completed in late September 2007. We anticipate being able to continue production of the field; however, there is no assurance that commercial returns will continue. We plan on spending approximately $50,000 in capital new investments within the field in the upcoming fiscal year.
Reserves
At March 1, 2008 we had net proved reserves of 29.2 MMcf of gas and 109 Bbls. of oil in the Saxet according to SEC guidelines as determined by a certified independent engineering firm.

Total Reserves
At March 1, 2008 we had net proved reserves of 65.5 MMcf of gas and 13,113 Bbls. of oil from all of our projects in total according to SEC guidelines as determined by a certified independent engineering firm.
Summary Operating Data
The production and revenue shown in the following table is Daybreak’s net share of annual production and revenue based on the Net Revenue Interest (“NRI”) in each project as of February 29, 2008. Oil is shown in barrels (“Bbl”), and natural gas is shown in thousands of cubic feet (“Mcf”).

		Oil		Gas
		Net	Net	Net	Net
State	Field	Barrels	Revenue	Mcf	Revenue
Louisiana	Tuscaloosa	4,231	$359,012	37,641	$291,742
	Krotz Springs	89	7,141	7,777	67,599

Texas	Saxet	236	17,679	22,063	155,222

Alabama	Gilbertown	2,235	119,209	—	—

Total		6,791	$503,041	67,481	$514,563
The following table shows the average sales price per unit of oil and natural gas as well as the average cost of production in barrels of oil equivalent (“BOE”) conversion, for the past three fiscal years. One barrel of oil is roughly equivalent to 6,000 cubic feet of natural gas. Oil is shown in barrels (“Bbl”), and natural gas is shown in thousands of cubic feet (“Mcf”).

	Years Ended,
	February 29,	February 28,
	2008	2007
Average Sales Price:
Gas (per Mcf)	$7.63	$6.62
Oil (per Bbl)	$74.84	$65.10

Average Cost of Production:
Oil (per Bbl)	$25.12	$24.81

The following table shows the developed and undeveloped oil and gas lease acreage held by us as of February 29, 2008. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas. Gross acres are the total number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed
	Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net

Alabama	2,025	253	—	—
Texas	320	81	—	—
Louisiana	6,762	2,803	13,524	5,606
California			25,633	12,817

Total	9,107	3,137	39,157	18,423

The following table summarizes our productive oil and gas wells as of February 29, 2008. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which we have an interest. Net wells are the sum of our fractional interests owned in the gross wells.

State	Field	Gross	Net

Louisiana	Tuscaloosa	3	1.25
	Krotz Springs	1	0.13

Texas	Saxet	3	0.76

Alabama	Gilbertown	19	2.38

Total		26	4.5

The following table shows our exploratory well drilling activity for fiscal years ended February 28, 2007 and February 29, 2008.

	Fiscal Year 2008		Fiscal Year 2007
State	Productive	Dry	Productive	Dry

Louisiana	2	1	2	1

Texas	—	—	—	—

Canada	—	—	—	1

ITEM 3. LEGAL PROCEEDINGS
In a lawsuit filed on January 12, 2008, in East Baton Rouge Parish, State of Louisiana, entitled, “Daybreak Oil and Gas, Inc. versus California Oil & Gas Corporation, Suit No. 562933, Section 24, 19th Judicial District Court,” Daybreak seeks judgment in the amount of $587,465, together with legal interest thereon from the date of judicial demand until paid, for reasonable attorney fees on both principal and interest, and all costs of the proceedings.
Under the Joint Operating Agreement for the Krotz Springs Project, California Oil & Gas Corporation (“COGC”) was responsible for its twenty-five percent (25%) share of the working interest costs related to drilling and completing the Haas-Hirsch #1 well in the Krotz Springs Project. As part of the drilling and completion of the Haas-Hirsch #1 well, Daybreak incurred certain costs and expenses on behalf of the various working interests associated with the well. COGC was periodically sent invoices for its 25% share of these costs. COGC has made partial payments pursuant to these periodic invoices. COGC, however, has not made full payment.
As a result, Daybreak has instituted this lawsuit. Service of this lawsuit has been perfected on COGC in Calgary, Alberta, Canada. A hearing date in court has been set for the end of May, 2008.
On May 1, 2008, Daybreak received $108,428 from the unitized field operator of the Krotz Spings Project, who had been holding the production revenue of COGC in suspense under instructions from Daybreak. This amount, representing net production revenue from May 2007 through February 2008, will be applied to the original claim.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended February 29, 2008, we did not have any matters submitted to a vote of our security holders of the Company.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES
Our Common Stock is quoted in the over the counter market on the OTC Bulletin Board under the symbol “DBRM.OB”. From July 2007 to December 13, 2007, our stock was quoted in the OTC pink sheet market, due to SEC filing delinquencies. We returned to being quoted on the OTC Bulletin Board market after the filing of our second fiscal quarter 2008 10-QSB report. The following table shows the high and low closing sales prices for the Common Stock for the two most recent fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

Fiscal Year Ending	High	Low
February 28, 2007	Closing	Closing
First Quarter	$2.95	$1.66
Second Quarter	$2.77	$1.85
Third Quarter	$1.92	$1.02
Fourth Quarter	$1.30	$0.94

Fiscal Year Ending	High	Low
February 29, 2008	Closing	Closing
First Quarter	$0.95	$0.48
Second Quarter	$0.70	$0.39
Third Quarter	$0.62	$0.35
Fourth Quarter	$0.45	$0.25
Dividend Policy
The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.
As of February 29, 2008, the Company had 2,333 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.
Recent Sales of Unregistered Securities
Convertible Debentures
•	From March 19, 2005 through August 31, 2005, we borrowed $168,821 from six shareholders, officers or directors through a series of twenty-seven convertible debentures to finance our operating activities. These convertible debentures had the following features:

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
The following is a listing of the twenty-seven convertible debentures that occurred:
1) On March 19, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $623 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.47. On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 2,593 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $1,296.
2) On March 22, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $10,216 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.50. On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 42,503 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $21,249.
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
5) On March 25, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 12,475 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $6,240.
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
7) On April 25, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $8,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35. On November 28, 2005, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 33,105 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $16,640.
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
10) On April 26, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.35. On November 28, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 12,412 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $6,240.
11) On May 26, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $3,982 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33. On November 30, 2005, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 16,418 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $8,283.
12) On May 31, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $3,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.32. On November 30, 2005, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 12,361 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $0.52. Based on the closing price, the value of the principal in the conversion was $6,240.
13) On June 16, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $10,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.33. On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 41,558 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70. Based on the closing price, the value of the principal in the conversion was $68,000.
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
15) On July 27, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $13,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25. On February 10, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 53,675 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70. Based on the closing price, the value of the principal in the conversion was $88,400.
16) On July 27, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $6,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.25. On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 26,838 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70. Based on the closing price, the value of the principal in the conversion was $44,200.
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
19) On August 1, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.30. On February 10, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 2,063 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $1.70. Based on the closing price, the value of the principal in the conversion was $3,400.
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
21) On August 22, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $5,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.44. On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 20,625 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $45,000.
22) On August 24, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.42. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 24,742 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $54,000.
23) On August 26, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $6,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.40. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 24,734 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $54,000.
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
26) On August 31, 2005, Thomas Kilbourne (former Treasurer and director) a shareholder, loaned the Company $2,500 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Kilbourne converted the note plus interest into unregistered common stock. He was issued 10,298 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $22,500.
27) On August 31, 2005, Terrence Dunne (former Chief Financial Officer and director), a shareholder and 10% control person (at the time), loaned the Company $4,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $0.37. On February 28, 2006, Mr. Dunne converted the note plus interest into unregistered common stock. He was issued 16,476 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $2.25. Based on the closing price, the value of the principal in the conversion was $36,000.
•	Between January 25, 2006 and February 8, 2006, the Company borrowed a total of $806,700 from seven shareholders in eight loans to finance exploration activities as well as increase operating capital. The term of these convertible debentures was for one year at a 10% interest rate. The debentures were convertible to unregistered common stock after 61 days from the date of issuance. The conversion rate was $0.50 per share.
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

The following is a list of the eight convertible debentures that occurred:
1) On January 25, 2006, Michael Schneider, a shareholder loaned the Company $50,000 to finance ongoing operating expenses. The loan agreement term was for one year at a 10% interest rate. The loan could be converted to unregistered common stock at the end of the term. The conversion rate was $0.50 per share. On January 25, 2007, Mr. Schneider converted the debenture plus interest into unregistered common stock. He was issued 102,055 shares of stock from this conversion. On the day of the conversion the closing price of our stock was $1.14. Based on the closing price, the value of the principal in the conversion was $114,000.
2) On January 27, 2006, Thomas Hallett, a shareholder loaned the Company $175,000 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.60. On February 27, 2007, Mr. Hallett converted the debenture plus interest into unregistered common stock. He was issued 385,000 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $.95. Based on the closing price, the value of the principal in the conversion was $332,500.
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
5) On February 1, 2006, Daniel McKinney, a shareholder loaned the Company $101,700 to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $1.59. On February 27, 2007, Mr. McKinney converted the debenture plus interest into unregistered common stock. He was issued 223,740 shares of stock from this conversion. On the day of the conversion, the closing price of our stock was $.95. Based on the closing price, the value of the principal in the conversion was $193,230.
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
•	In February and March 2006, we borrowed $325,001 from four shareholders to finance operating capital needs. Three of the loans were in the form of convertible debentures. The fourth loan was in the form of a loan agreement. The term of all four loans, was for one year at a 10% interest rate. They were convertible to unregistered common stock after 61 days from the date of issuance. The conversion rate is $0.75 per share.

As of February 28, 2007, the loan agreement had been converted to unregistered common stock. The loan agreement shares issued upon conversion of the loan and shares issued for interest were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

In December 2006, the three convertible debenture holders agreed to extend the term of the debentures to August 31, 2007. In consideration of the term extension, they were issued 150,001 warrants exercisable at $2.00 for a period of five years. The warrants were valued at $119,283 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.7%; the current stock price at date of issuance of $1.04 per share; the exercise price of the warrants of $2.00; the term of five years; volatility of 117%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and was amortized using the effective interest method until maturity.

On April 30, 2007, one of the convertible debenture holders converted to Daybreak unregistered common stock. A total of 37,169 shares were issued to satisfy the principal and interest obligation.

On August 31, 2007, the remaining two convertible debenture holders agreed to extend the term of the debentures to October 31, 2007. In consideration of the term extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and was amortized using the effective interest method until maturity.

On October 31, 2007, one of the two remaining convertible debenture holders chose to receive a payoff of $76,756.87 representing the principal plus accumulated interest of the convertible debenture. The other convertible debenture holder agreed to extend the term of his debenture until January 31, 2008. In consideration of the term extension he received 90,000 warrants. The warrants were valued at $25,587 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.9%; the current stock price at date of issuance of $0.40 per share; the exercise price of the warrants of $0.25; the term of two years; volatility of 121.64%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and was amortized using the effective interest method until maturity.

On January 31, 2008, the remaining convertible debenture holder received a payoff of $128,151.71 representing the principal plus accumulated interest of the convertible debenture.

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
2) On February 27, 2006, Daniel McKinney, a shareholder loaned the Company $125,001 in a Convertible Debenture to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.21. On December 28, 2006, Mr. McKinney agreed to extend the term of the debenture to August 31, 2007. In consideration of this extension, he was issued 83,333 warrants. On August 31, 2007, Mr. KcKinney agreed to extend the term of the debenture to October 31, 2007. In consideration of this extension, he was issued 70,000 warrants. On October 31, 2007, Mr. McKinney again agreed to extend the term of the debenture to January 31, 2008. At the end of the term Mr. McKinney was paid in full and the debenture was cancelled. The convertible note and warrants issued upon extension of the term of the note were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

3) On February 28, 2006, James McQuade, a shareholder loaned the Company $75,000 in a Convertible Debenture to finance ongoing operating expenses. On the day of the loan, the closing price of our stock was $2.25. On December 29, 2006, Mr. McQuade agreed to extend the term of the debenture to August 31, 2007. In consideration of this extension, he was issued 50,000 warrants. On August 31, 2007, Mr. McQuade agreed to extend the term of the debenture to October 31, 2007. In consideration of this extension, he was issued 42,000 warrants. On October 31, 2007, Mr. McQuade was paid in full and the debenture was cancelled. The convertible note and warrants issued upon extension of the term of the note were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.
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
Warehousing Line of Credit and Convertible Promissory Note
•	On December 19, 2005, we received an advance of $60,000 on a warehousing line of credit from Genesis Financial Inc., to finance operating activities. This warehousing line of credit for $180,000 was set up to fund the completion costs of the Ginny South Prospect in Texas. When the exploratory well was plugged and abandoned, the remaining balance of this line of credit was not utilized and was therefore cancelled.

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

•	On December 19, 2005, we issued 30,000 shares of unregistered common stock to Terrence Dunne (former Chief Financial Officer and director) for his personal guarantee on the Genesis Financial Convertible Promissory Note. The fair value of the common stock shares was determined using our trading price on the date of grant and were recorded as interest expense. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.
Private Placements
•	Commencing on June 7, 2005 and closing on December 19, 2005, we conducted an unregistered offering through a private placement offering of our common stock for $0.25 per share. Gross proceeds of $1,100,000 were raised from the sale and generated net proceeds of $1,087,500. A total of forty-three (43) investors participated in this private placement. From this offering, 4,400,000 shares of unregistered common stock were issued. We did not engage a placement agent for this offering, instead all the shares were sold directly by the Company. The trading prices of the common stock during the private placement period ranged from a low of $ 0.23 per share to a high of $ 0.65 per share. The proceeds from this offering were allocated to the following expenditures:
Mineral rights acquisition;
Drilling wells;
Seismic exploration;
General and administrative expenses;
Legal and accounting expenses.
The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.
•	Commencing on March 3, 2006 and closing on May 19, 2006, we conducted a private placement offering of our common stock. Bathgate Capital Partners LLC, of Denver, Colorado was the placement agent. We offered “units” for sale, which were comprised of two shares of common stock and one common stock purchase warrant (warrant). The units sold for $1.50 per unit, gross proceeds from the sale were $6,020,404, which equated to 4,013,602 units. Our net proceeds were $5,188,257 and the placement agent’s commission and other expenses equaled $832,147.

A total of 118 investors participated in this private placement. From the offering, 8,027,206 shares of unregistered common stock and 4,013,602 warrants were issued. The warrants were valued at $1,779,172 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of $2.00; an expected term of five (5) years; volatility of 112%; and dividend yield of 0.0%.

The Warrants are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. Daybreak may call the warrants for redemption if (a) the average of the closing sale price of the common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act. The Warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of five (5) years; volatility of 112%; and dividend yield of 0.0%. As of February 29, 2008, no subscriber warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado was the placement agent. Joseph Lavigne, son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate Capital Partners. The Placement Agent was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $790,402. Additionally, the Placement Agent was paid a due diligence fee of $15,000. For every ten (10) units sold, the Placement Agent earned three (3) common stock warrants, two of which are exercisable at $0.75 per share and one of which is exercisable at $2.00 per share. The Placement Agent warrants are exercisable for a period of seven (7) years. The placement agent earned 1,204,082 warrants, of which 802,721 are exercisable at $0.75 per share and were determined to have a fair value of $2,043,752. The remaining 401,361 warrant shares are exercisable at $2.00 per share and were determined to have a fair value of $973,970. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of seven years; volatility of 112%; and dividend yield of 0.0%. As of February 29, 2008, no placement agent warrants had been exercised.

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

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the Spring 2006 private placement. The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement. On November 6, 2007, the date our Board approved issuing these “goodwill”

warrants, the closing price of our stock was $0.40 As of May 9, 2008, we have received Registration Rights waiver letters from approximately 80% of the participants in this private placement. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have currently issued 3,162,934 goodwill warrants to these investors. A total of 4,013,602 warrants could be issued and were valued at $847,186 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

		Relative Fair
Description	Shares	Value Amount
Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172

Total Proceeds		6,020,404
Placement fees		(832,147)

Net Proceeds		$5,188,257

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
•	Commencing on July 7, 2006 and closing on July 18, 2006, we conducted a private placement of our Series A Convertible Preferred Stock. Bathgate Capital Partners LLC, of Denver, Colorado was the placement agent. We offered “units” for sale which were comprised of one share of our Series A Convertible Preferred stock and two common stock purchase warrants for $3.00 per unit. Gross proceeds from the sale were $4,199,291 which

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

The Warrants included in the private placement, are exercisable for a period of five (5) years after the closing date at an exercise price of $2.00 per share. In accordance with EITF 98-5, Daybreak valued the warrants and the beneficial conversion feature of the preferred stock. Accordingly, Daybreak recorded a discount for the warrants and beneficial conversion feature (BCF), of $4,199,295. The discount is attributable to the fair value of the Warrants and the intrinsic value of the conversion feature of the preferred stock. The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to the $1,489,222 relative fair value of the Warrants and the $2,710,073 intrinsic value of the conversion feature. Daybreak also recorded a deemed dividend to reflect the full amortization of the discount of the value of the Warrants and conversion features of $4,199,295. The fair value of each Warrant granted was estimated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 29, 2008, no warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado (Bathgate) was the placement agent. Joseph Lavigne, son of Dale Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate. Bathgate was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $547,589. For every $30.00 invested, Bathgate earned three (3) common stock purchase warrants exercisable at $1.00 per share. The warrants are exercisable for a period of five (5) years. A total of 419,930 warrants were issued to Bathgate from this private placement and were valued at $816,374. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 29, 2008, no placement agent warrants had been exercised.

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

Daybreak agreed to register the Series A Preferred shares on a “best efforts” basis. If Daybreak was unable to file the registration statement within the filing timeline, Daybreak would have to issue 1,399,765 additional warrants at an exercise price of $2.00 per share. Daybreak was required to file the registration statement within sixty (60) days after the registration statement for the common stock private placement from the May of 2006 became effective. Daybreak did file the registration statement on time and no additional warrant issuances were required.

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the July 2006 private placement. The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statement; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement. On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of May 9, 2008, we have received Registration Rights waiver letters from approximately 84% of the participants in this private placement. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have currently issued 1,170,264 goodwill warrants to these investors. A total of 1,399,765 warrants could be issued and were valued at $295,498 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair values of the Series A Convertible Preferred Shares and the Common Stock Purchase Warrants were as follows:

		Relative Fair
Description	Shares	Value Amount
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222

Total Proceeds		4,199,295
Offering Costs		(573,091)

Net Proceeds		$3,626,204

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

From March 26, 2007 through February 29, 2008, ten (10) Series A Convertible Preferred shareholders, owning a total of 102,300 shares of our Series A Convertible Preferred Stock, from our July 2006 private placement, chose to convert their preferred shares to common stock. In accordance with the terms of the private placement agreement under which the preferred stock was purchased, each preferred share was converted to three shares of common stock resulting in 306,900 shares of common stock being issued.

•	Commencing on October 19, 2007 and closing on December 28, 2007, we conducted an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen (13) investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.

•	Commencing on January 2, 2008 we began conducting an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares are offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares are being sold directly by Daybreak and also through a placement agent. As of February 29, 2008, a total of 605,000 shares of unregistered common stock have been sold to seven (7) investors resulting in $151,250 in gross proceeds. The Placement Agent was paid a sales commission of 10% of the gross proceeds of their firm’s sales of the private placement and a non-accountable expense allowance of 3% of the gross proceeds of their firm’s sales totaling $23,112.50. Net proceeds have been used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.
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
On April 27, 2005, we issued 500,000 shares of unregistered common stock to Eric L. Moe (appointed Chief Executive Officer in March 2006; resigned as Chief Executive Officer and director in December 2007) for Investor Relations (“IR”) consulting services from March 1, 2005 through February 28, 2006. On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the closing price the value of this stock issuance was $395,000.
On May 11, 2005, we issued 1,100,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert N. Martin, as our Company President (resigned as President and director December 2007). On the grant date of March 1, 2005, the closing price of our stock was $0.79. Based on the price the value of this stock issuance was $869,000.
On May 25, 2005, we issued 300,000 shares of unregistered common stock to Irwin Renneisen for IR consulting services. On the grant date of May 18, 2005, the closing price of our stock was $0.38. Based on the closing price the value of this stock issuance was $114,000. In August 2005, the 300,000 shares were voided and returned on August 25, 2005, and we then issued Irwin Renneisen 30,000 shares of restricted common stock. On the revised grant date of August 25, 2005, the closing price of our stock was $0.44. Based on the closing price the value of this stock issuance was $13,200.
On October 5, 2005, we issued 1,000,000 shares of unregistered common stock to Eric L. Moe (appointed Chief Executive Officer in March 2006; resigned as Chief Executive Officer and director in December 2007) for IR consulting services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $560,000.
On October 27, 2005, we issued 1,667 shares of unregistered common stock to Laura Crist as partial payment for marketing services for our web site.
On October 27, 2005, we issued 10,000 shares of unregistered common stock to Gregory Lipsker as payment for legal services.
On November 30, 2005, we issued 400,000 shares of unregistered common stock to Terrence J. Dunne, (appointed a director in January 2006 and Chief Financial Officer in April 2006; resigned as Chief Financial Officer and director in December 2007), a shareholder and 10% control person (at the time), for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000.
On January 17, 2006, we issued 300,000 shares of unregistered common stock to Dale B. Lavigne (Chairman), for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000.
On January 17, 2006, we issued 300,000 shares of unregistered common stock to Ronald D. Lavigne (director) for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $168,000.
On January 17, 2006, we issued 400,000 shares of unregistered common stock to Thomas C. Kilbourne (Treasurer and director; resigned in December 2007) for management services. On the grant date of September 27, 2005, the closing price of our stock was $0.56. Based on the closing price the value of this stock issuance was $224,000.
On January 17, 2006, we issued 600,000 shares of unregistered common stock to Kirby Cochran, a shareholder for IR consulting services. On the grant date of January 13, 2006, the closing price of our stock was $0.55. Based on the closing price the value of this stock issuance was $330,000.
On February 17, 2006, we issued 100,000 shares of unregistered common stock to Bennett W. Anderson, a shareholder for consulting services. On the grant date of February 17, 2006, the closing price of our stock was $2.23. Based on the closing price the value of this stock issuance was $223,000.
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
On May 26, 2006, we issued 250,000 shares of unregistered common stock to 413294 Alberta, Ltd., of Calgary, Alberta to supply the services of Robert N. Martin, as our Company President (resigned as President and director December 2007). On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500.
On May 26, 2006, we issued 250,000 shares of unregistered common stock to Eric L. Moe, Chief Executive Officer (resigned as Chief Executive Officer and director in December 2007), for management services from March 1, 2006 through February 28, 2007. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $597,500.
On May 26, 2006, we issued 100,000 shares of unregistered common stock to Thomas C. Kilbourne, (Treasurer and a director; resigned in December 2007) for management services from March 1, 2006 through February 28, 2007. On the grant date of March 1, 2006, the closing price of our stock was $2.39. Based on the closing price the value of this stock issuance was $239,000.
On August 31, 2006, we issued another 250,000 shares of unregistered common stock to Eric L. Moe, (Chief Executive Officer and a director; resigned as Chief Executive Officer and director in December 2007). The shares were issued as additional compensation. On the grant date of August 3, 2006, the closing price of our stock was $2.05. Based on the closing price the value of this stock issuance was $512,500.

On February 23, 2007, we issued 200,000 shares of unregistered common stock to Timothy R. Lindsey, (a director; appointed interim President and Chief Executive Officer in December 2007) for consulting services from January 2, 2007, through February 28, 2008. On the grant date of January 2, 2007, the closing price of our stock was $1.30. Based on the closing price the value of this stock issuance was $260,000.
On August 17, 2007, we issued 10,000 shares of unregistered common stock to Frank Duval, a shareholder for consulting services. On the grant date of August 17, 2007, the closing price of our stock was $0.45. Based on the closing price the value of this stock issuance was $4,500.
Stock for Directors Services
In accordance with the current interpretation of FAS 123(R) the value of the below listed transactions were expensed as of the grant date of each transaction as reflected in our restated financial statements. The shares issued for services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.
On November 30, 2005, we issued 18,000 shares of unregistered common stock to each of the six members of the Board of Directors. These directors were 413295 Alberta Ltd. (Robert N. Martin), Michael Curtis, Dale B. Lavigne, Jeffrey R. Dworkin, Ronald D. Lavigne and Thomas C. Kilbourne. On the grant date of October 25, 2005, the closing price of our stock was $0.55. Based on the closing price the value of each stock issuance was $9,900.
On November 30, 2005, we issued 9,000 shares of unregistered common stock worth to each of the six members of the Board of Directors for director’s fees for the third quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert N. Martin), Michael Curtis, Dale B. Lavigne, Jeffrey R. Dworkin, Ronald D. Lavigne and Thomas C. Kilbourne. On the grant date of November 30, 2005, the closing price of our stock was $0.52. Based on the closing price the value of each stock issuance was $4,680.
On February 28, 2006, we issued 3,000 shares of unregistered common stock worth to each of the seven members of the Board of Directors for director’s fees for the fourth quarter of the current fiscal year. These directors were 413295 Alberta Ltd. (Robert N. Martin), Michael Curtis, Dale B. Lavigne, Jeffrey R. Dworkin, Ronald D. Lavigne, Terrence J. Dunne and Thomas C. Kilbourne. On the grant date of February 28, 2006, the closing price of our stock was $2.25. Based on the closing price the value of each stock issuance was $6,750.
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

On October 27, 2005, we issued 600,000 shares of unregistered common stock to Sam Pfiester, Trustee for the Chicago Mill Joint Venture (“CMJV”) in the Tuscaloosa project in Louisiana. On the grant date of September 29, 2005, the closing price of our stock was $0.63. Based on the closing price the value of this stock issuance was $378,000.
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
Common Stock Warrants
In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the two private placement offerings that were held during 2006. These warrants have been previously described in the preceding private placement information of this 10-KSB annual report. The warrants were issued as a goodwill gesture to investors in the private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant from both private placements was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement. On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of May 9, 2008, we have received acceptance letters from approximately 82% of the participants in these two private placements. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have currently issued 4,333,198 goodwill warrants to these investors. A total of 5,413,367 warrants could be issued and were valued at $1,142,684 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.
Securities Authorized for Issuance under Equity Compensation Plan
We have no agreements with any employees or consultants for issuing options, warrants or rights on our stock. We have however, issued unregistered restricted common stock in the past as a part of our employment and consulting contracts. These instances are explained in the detail immediately above.
Common Stock
The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.001 of which 40,877,230 were issued as of February 28, 2007. At February 29, 2008, a total of 44,293,299 shares were issued and outstanding. All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights. Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders’ meeting. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.
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
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001. Our Preferred Stock may be entitled to preference over the Common Stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but unissued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of Preferred Stock.
On June 30, 2006, in action by the Board of Directors, 2,400,000 of these preferred shares were designated as Series A Convertible Preferred. In July 2006, we completed a private placement of the Series A Convertible Preferred that resulted in the issuance of 1,399,765 shares. At February 29, 2008, there were 1,297,465 shares issued and outstanding. There were a total of 102,300 shares that were converted to our common stock during the fiscal year ended February 29, 2008.
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
From February 24, 2006 through March 6, 2006, in a series of four loans, we borrowed from four existing shareholders a total of $325,001 to finance ongoing operations. These loans were in the form of convertible debentures (3) and a loan agreement with the following features. The term was for a period of one year; the interest rate was 10%; the notes could be converted to our common stock after a holding period of 61 days; and the conversion rate is $0.75 per share. The loan agreement balance of $100,000 plus interest was converted to unregistered common stock on June 6, 2006. In December 2006, all three convertible debenture holders agreed to extend the term of the notes to August 31, 2007. This agreement for the term extension did not affect the debenture holders rights to convert to common stock at any time. We issued 150,001 warrants to these debenture holders as consideration for extending the term of the notes. The fair market value of these warrants was $119,283. On April 30, 2007, one debenture holder chose to convert his note to unregistered common stock. He was issued 37,169 shares of stock from this conversion. On August 31, 2007, the remaining two convertible debenture holders agreed to extend the term of the debentures to October 31, 2007. We issued 112,000 warrants to these debenture holders as consideration for extending the term of the notes. The warrants were valued at $35,386 using the

Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%.
On October 31, 2007, one of the two remaining convertible debenture holders chose to receive a payoff of $76,756.87 representing the principal plus accumulated interest of the convertible debenture. The other convertible debenture holder agreed to extend the term of his debenture until January 31, 2008. In consideration of the term extension he received 90,000 warrants. The warrants were valued at $25,587 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.9%; the current stock price at date of issuance of $0.40 per share; the exercise price of the warrants of $0.25; the term of two years; volatility of 121.64%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and was amortized using the effective interest method until maturity.
On January 31, 2008, the remaining convertible debenture holder received a payoff of $128,151.71 representing the principal plus accumulated interest of the convertible debenture.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. (“Daybreak”, the “Company”, “we”, “us” or “our”) during the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this 10-KSB report.
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
Plan of Operation
As an early stage oil and gas exploration and development company our expenditures consist primarily of geological and engineering services, acquiring mineral leases, exploration and drilling costs and travel. Our expenses also consist of consulting and professional services, employee compensation, legal and accounting and general and administrative expenses which we have incurred in order to address necessary organizational activities.
Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.
Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently developing projects in Alabama, California, Louisiana and Texas. In November 2006, we became the operator of the Tuscaloosa project in Tensas and Franklin Parishes in Louisiana. In January 2007, drilling began in Louisiana on the Krotz Springs project. We were the operator of record during the drilling and completion phases of this project. In Alabama, we have been operator of the East Gilbertown Field since June 2007. During the past three fiscal years, we have been involved in the drilling of ten wells in Louisiana, Texas and Alberta, Canada. We have achieved commercial production in four of these projects. Additionally, we have participated in eighteen workover projects in Alabama and Texas and have achieved or increased commercial production in fifteen of the wellbores.
Selected Financial Information
Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year ended February 29, 2008, we reported losses of $4,266,173. There is no assurance that we will be able to achieve profitability.
Our balance sheet on February 29, 2008, shows total assets of $3,661,037 comprised primarily of oil and gas properties (net of Depreciation, Depletion, Amortization and Impairment) of $169,521, accounts receivable (including trade, related parties and joint interest participants) of $813,697, assets held for sale of $1,634,471 and cash and marketable securities for $214,578. This compares with the February 28, 2007 balances for oil and gas properties of $1,054,029; cash and marketable securities for $2,734,170 and notes receivable and accounts receivable of $1,726,569.
At February 29, 2008, we had total liabilities of $435,460, comprised of $316,253 in accounts payable and $119,207 in asset retirement obligation (ARO) as compared with the February 28, 2007 balances for accounts payable of $2,110,457, notes payable (net of discount) of $334,999 and ARO of $99,427.
Our common stock issued and outstanding has increased by 3,416,069 shares during the last fiscal year primarily as a result of private placement sales and conversions from our Series A Convertible Preferred stock. Preferred stock decreased by 102,299 shares to 1,297,465 at February 29, 2008, compared to 1,399,765 at February 28, 2007, as a result of conversions to our common stock.
Accumulated Deficit
The increase in the accumulated deficit during the exploration stage from $12,864,071 at February 28, 2007, to $17,130,244 was due to the $4,266,173 operating loss from the fiscal year ended February 29, 2008. This was the smallest net loss we have experienced since becoming an oil and gas exploration and development company.
Cash Flows
Cash flow from operating activities for the fiscal year ended February 29, 2008, was $(1,302,213) compared to ($3,427,627) for the period ending February 28, 2007. This negative flow was primarily caused by the net loss ($4,266,173 in comparison to $8,392,030 from the prior year); larger amount of accounts receivable from oil and gas sales ($311,277 in comparison to $56,906) being offset by less common stock being issued for services ($4,500 in comparison to $2,607,700 in the prior year); less exploration expense from dry holes (33,233 in comparison to $563,020); lower non-cash interest expense and accretion ($164,873 in comparison to $1,209,529) as well as marketable securities $2,200,768 in comparison to ($2,356,213)). Cash flows from accounts receivable – joint interest participants declined ($702,450 in comparison to $799,970) as well as accounts payable and accrued liabilities ($(1,385,367) in comparison to $1,604,626).
Cash flow from investing activities for the fiscal year ended February 29, 2008, was a positive $576,574 compared to ($(6,039,904)) for the same period ending February 28, 2007. This difference was due to a smaller decrease oil and gas properties ($(2,036,888) in comparison to $(5,441,993) from the prior year) and the receipt of $2 million for the sale of 25% of the working interest in the Tuscaloosa Project as well as the payoff of the note receivable from the refurbishment of the drilling rig.
Cash flow from financing activities for the fiscal year ended February 29, 2008, was $406,815 compared to $9,039,461 for the same period ending February 28, 2007. This difference was due to less common stock and no preferred stock being sold compared to the prior year ($731,816 in comparison to $8,814,461). This difference was offset by the repayment of convertible debentures ($325,001 in comparison to $25,000).
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
Our working capital (current assets minus current liabilities) and current ratio (current assets divided by current liabilities) are as follows:

	February 29,	February 28,
	2008	2007

Current Assets	$1,049,217	$4,537,634
Current Liabilities	$316,253	$2,445,457

Working Capital	$732,964	$2,092,177

Current Ratio	3.32	1.86
While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of a company. Our working capital decreased from $2,092,177 as of February 28, 2007, to $732,964 as of February 29, 2008. This decrease was principally due to the aggressive stance we took to pay off payables and debt as shown in a decrease of $2,129,204 in accounts payable, notes payable and convertible debentures that we had issued during the last two fiscal years to meet operating expenses as well as having used cash on hand to meet operating expenses and the payoff of the note receivable on the refurbishment of the drilling rig.
Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to necessary to fund our investment activities. As of February 29, 2008, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities. This is especially true of our Tuscaloosa project and was a major reason we decided to accept an offer to sell our working interest in the Tuscaloosa project for $8 million. Our independent public accountants have expressed a substantial doubt regarding our ability to continue as a going concern.

Our sources of funds in the past have included the debt or equity markets and while we have had cash flow from operations, we have not yet established sustainable positive cash flow from those operations. We may again have to rely on the debt or equity markets to fund future operations. Our business model is focused on acquiring exploration or development properties and also acquiring existing producing properties. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources. We have ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of certain leases. These ongoing capital commitments may also cause us to seek additional capital from outside sources.
Since our inception, we have incurred recurring start-up losses from operations with negative cash flow and we have depended on external financing to sustain our operations. During the fiscal year ended February 29, 2008, we reported losses of $4.27 million. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on our ability to seek and secure capital from exterior sources, should we be unable to continue to find new capital from such sources, we may not be able to survive as a going concern. Failure to achieve sustainable profitability could prevent us from continuing as a going concern, and could cause any equity investment in the Company to become worthless. The amended final closing of $5.5 million on the sale of our Tuscaloosa project is scheduled to occur during the second calendar quarter of 2008 and the receipt of those funds will allow us to move forward with our exploration and drilling projects in California.
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
Revenue Recognition
We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no significant imbalances as of February 29, 2008 and February 28, 2007.
Suspended Well Costs
On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position No. 19-1,“Accounting for Suspended Well Costs” (FSP No. 19-1). This staff position amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and provides guidance concerning exploratory well costs for companies that use the successful efforts method of accounting. Daybreak adopted FSP No. 19-1 for the fiscal years ended February 29, 2008 and February 28, 2007.
The FSP states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.
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
Effective March 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our stock based compensation plans under the recognition and measurement provisions of SFAS 123. No awards granted prior to March 1, 2005 were modified or settled in cash during fiscal year ended February 28, 2006.
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
In addition, the financial statements included elsewhere herein were prepared as if the Company will continue as a going concern. An assumption otherwise may materially change the information included in the financial statements as well as the information included in the management’s discussion and analysis of our financial condition and results of operations.
Fiscal Year 2008 compared to Fiscal Year 2007 – Continuing Operations
This discussion comparing fiscal year 2008 results with fiscal year 2007 results covers our continuing operations in Gilbertown Field in Alabama, Krotz Springs in Louisiana and Saxet Field in Texas.
Revenues. Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. We realized our first revenues from producing wells in August 2006. Prior to that date, we had no revenues from continuing operations.
A table of our revenues for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Alabama — Gilbertown	$119,209	$2,110
Louisiana – Krotz Springs	74,740	—
Texas — Saxet Field	172,901	152,678

Total Revenues	$366,850	$154,788
The Gilbertown Field in Alabama revenues represented 32.5% of total revenues. The Krotz Springs project in Louisiana began commercial production in May 2007. The Krotz Springs revenues represented 20.4% of total revenues. The Saxet Field in Texas revenues represented 47.1% of total revenues. For the fiscal year ended February 29, 2008, total revenues increased 237% from the prior fiscal year.
We recorded revenues from our interests in twenty (20) producing wells.
Costs and Expenses: Total operating expenses declined by 34% or $2,595,146 for the fiscal year ended February 29, 2008 as compared to the prior fiscal year. The largest decreases of 56.1% or $2,207,712 and 45.3% or $541,875 were in our general and administrative (“G&A”) and exploration and drilling costs respectively.
A table of our costs and expenses for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Production Costs	$326,849	$107,931
Exploration Costs	654,765	1,196,640
Depreciation, Depletion, Amortization & Impairment	2,333,571	2,398,048
General & Administrative	1,729,156	3,936,868

Total Operating Expenses	$5,044,341	$7,639,487

Expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues and well workover projects, general and administrative expenses, including legal and accounting expenses, director and management fees, investor relations expenses, and other general and administrative costs, and unsuccessful exploration costs.
Production costs increased $218,918 or 302% from the prior fiscal year and relate directly to the existence of new production revenues from the Gilbertown Field and the Krotz Springs well and the increased production costs in the Saxet Field in fiscal year ended February 29, 2008.
Exploration expenses decreased $541,875 or 45.3% from the prior fiscal year. The majority of this change was from decreased dry hole expenses in comparison to the prior fiscal year. For the fiscal year ended February 29, 2008 we participated in the drilling of one dry hole.
Depreciation, depletion, amortization and impairment expenses had decreased $64,477 or 2.7% from the prior fiscal year.
General and administrative costs decreased $2,207,712 or 56.1% from the prior fiscal year. Management fees and Investor Relations fees accounted for the two largest decreases in the expenses declining by $2,473,115 or 76% from the prior fiscal year.
Legal and accounting fees, another part of general and administrative costs, increased $151,287 or 54.3% from the prior fiscal year. This was a direct result of our having to restate our financial statements for the fiscal year ended February 28, 2006 and the first three quarters of the fiscal year ended February 28, 2007.
Interest and dividend income decreased $60,003 or 56% from the prior fiscal year due primarily to lower average cash and investment balances.
Interest expense decreased by $1,014,407 or 83% from the prior fiscal year. This was a result of an aggressive program to pay off existing debt.
Due to the nature of its business, as well as the relative immaturity of the business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependant the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited in the prior sentence, as well as numerous other factors including general market conditions.
Fiscal Year 2008 compared to Fiscal Year 2007 – Discontinued Operations
On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tuscaloosa project interests for $8 million dollars. he first closing of $2 million, representing 25% of Daybreak’s working interest, closed on January 18, 2008, with an effective date of January 1, 2008. The final closing for the remaining balance of our interest is scheduled to occur during the second calendar quarter of 2008.

Revenues. The revenues shown are from oil and gas production of the Tensas Farms et al F-1, F-3 and A-1 wells. We realized our first revenues from the F-1 in June 2006; the F-3 in February 2007; and the A-1 in December 2007.
A table of our revenues for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Tensas Farms F-1	$59,333	$472,526
Tensas Farms F-3	383,211	2,032
Tensas Farms A-1	208,210	—

Total Revenues	$650,754	$474,558
Income from discontinued operations, representing our Tuscaloosa Project interest increased by $176,196 or 37.1%. This increase was primarily due to the Tensas Farms A-1 well coming into production in December 2007.
The F-1 returned to production in January 2008 after being shut-in since November 2006, and represented 9.1% of Tuscaloosa revenues. The F-3 commenced production in February 2007, and represented 58.9% of Tuscaloosa revenues. The A-1 well commenced production in December 2007, and represented 32% of Tuscaloosa revenues. We continued throughout the second half of the fiscal year to experience mechanical and technical production problems with both the F-1 and F-3 wells. The F-1 and A-1 wells contributed approximately 26.35% of total revenues in the fiscal year ended February 29, 2008. It is anticipated that the F-3 well will return to production in the second quarter of calendar year 2008.
Costs and Expenses: Total operating expenses increased by 28.6% or $76,056 for the fiscal year ended February 29, 2008 as compared to the prior fiscal year. This was caused by the installation of mechanical lifting equipment on the F-1 and F-3 wells.
A table of our costs and expenses for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Production Costs	$279,391	$265,835
Exploration Costs	62,500	—

Total Operating Expenses	$341,891	$265,835

Oil and Gas Projects Update
Alabama (East Gilbertown Field)
Choctaw County. In December 2006, we acquired a working interest an existing oil field project, the East Gilbertown Field (“Gilbertown”) that produces heavy oil (approximately 18º API). This field has nineteen wellbores most of which are capable of production.
From December 2006 through March 2007, we incrementally increased our working interest in this project from 2.5% to 12.5%. On June 1, 2007, we became the operator of the East Gilbertown Field. Future plans are to continue to increase production in the field by bringing more non-producing wellbores back into production. As of February 29, 2008, we had spent $397,229 in leasehold, production and workover costs associated with this field. We plan to spend approximately $100,000 in capital repairs and new investments within the field in the upcoming fiscal year.
California
East Slopes Project in Kern and Tulare Counties. In May 2005, we agreed to jointly explore an Area of Mutual Interest (“AMI”) in the southeastern part of the San Joaquin Basin. We initially paid a $12,500 fee to secure the project and the geological concepts. Our agreement calls for us to also pay another $5,000 fee upon the completion of each sub-regional lead that is developed for 3-D seismic survey. Additionally, we will pay another $5,000 fee upon the spud of the first well in each prospect area.
Four prospect areas have been identified and we are actively leasing lands in the East Slopes project area. Additionally, we have identified two prospect areas to the north of the East Slopes AMI. This second AMI is referred to as the “Expanded AMI” project area. We have now jointly leased about 25,633 undeveloped acres in the two AMI’s. Drilling targets are porous and permeable sandstone reservoirs at depths of 1,200 feet to 4,000 feet. Daybreak has a 50% of the working interest in the area that is not in the Chevron partnered East Slopes AMI project area covered by the recently completed high definition 3-D seismic survey. As of February 29, 2008 we have spent $778,806 in leasehold and geologic and geophysical costs associated with this project.
In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area in California. By paying the full cost of the seismic program Chevron will earn a 50% interest in the Daybreak et al lands and a 50% (Daybreak 25%) working interest for the drilling of future wells in the project area. Daybreak et al will earn a 50% (Daybreak 25%) interest in the Chevron lands located in the same project area, by paying 100% of the cost of the first four initial test wells to be drilled on the jointly held lands. The four initial test wells must be drilled within nine months of the seismic data interpretation being completed. In January 2008 we announced that data processing is underway following the recently completed field acquisition of the 35 square-mile 3-D seismic survey. Drilling is expected to commence in the second fiscal quarter of 2008. We plan to spend approximately $2,000,000 in new capital investments within the field in the upcoming fiscal year.

Louisiana
On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tuscaloosa project interests for $8 million in cash. The transaction was originally scheduled to close in two tranches; the first closing for $2 million, representing 25% of Daybreak’s working interest, closed on January 18, 2008. An intermediate closing in the amount of $500,000 million occurred on April 30, 2008 for 6.25% of the Company’s working interest. The amended final closing for $5.5 million is scheduled to occur during the second calendar quarter of 2008 for the remaining 68.75% of the Company’s working interest and is subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for the respective closings will be January 1, 2008.
Additionally, in January 2008, we finalized the acquisition of a 2% working interest in the Tuscaloosa project that had been jointly owned by three parties, two of whom we former officers and directors of the Company. The interest that we purchased represented a 1.5% working interest in the Tensas Farms et al B-1 well and a 0.5% working interest in the F-3 well. The NRI (net revenue interest) of these three parties was 0.38% in the F-3 well. The purchase included the rights to revenue from first production. We paid an aggregate $27,808 for this interest. The sale was subject to the customary closing adjustments.
St. Landry Parish. The Krotz Springs Project is a deep gas play with current production coming from a Cockfield Sands reservoir. We were the operator for this project during the drilling and completion phases. When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator for this well. Total project drilling and completion costs were approximately $9.2 million. We have a 12.5% working interest in this project, with a net revenue interest (“NRI”) of 9.125%. As of February 29, 2008, we had spent $1.16 million in leasehold, drilling, completion and production costs associated with this project. Current production is being evaluated prior to recompleting another prospective producing zone in the well in which Daybreak will spend approximately $15,000 in the upcoming fiscal year.
In the North Shuteston prospect, the target is a three dimensional (“3-D”) seismic supported shallow amplitude anomaly at a depth of 2,300 feet. This anomaly is related to a Miocene Age Sand. On April 23, 2008, we conveyed our interest in this project to another party in exchange for a two percent (2.0%) overriding royalty interest (ORRI) in the production revenue from the start of production. Drilling will begin on this project during the summer of 2008, however Daybreak no longer has a working interest in this project, and therefore will not have a capital investment. As of February 29, 2008, we had spent about $130,000 in leasehold, geologic and geophysical (“G&G”) and project management costs associated with this project.
Avoyelles Parish. This Prospect is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil. The project will initially focus on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk. Plans call for a 3-D seismic survey covering about 36 square miles. This is primarily a deep gas play. Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D Seismic and $6,000,000 for drilling the first well. We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the AMI. Daybreak has a 35% working interest in this project. As of February 29, 2008, we had spent $431,484 in leasehold, seismic and project management costs associated with this project. We and our existing working interest partners are looking for other industry partners to participate in additional land acquisition and seismic costs before proceeding with drilling. We are not planning on spending any funds in capital new investments within the field in the upcoming fiscal year.
Texas
Nueces County. In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field (“Saxet”) a previously produced oilfield, on a developed 320 acre lease. The project is located within the city limits of Corpus Christi, Texas, near the airport. We have a variable working interest in the project, with an average well working interest of 25.24% and an NRI of 14.25% on all production from these wells.
In May 2006, we started the re-work of the first well, the Weil 8-C well. This well was successfully reworked and placed into production in August 2006. In August and September 2006, we re-entered and started to produce from both the Weil 3-C and Weil 7-C wells. Two other wells the Weil 2-C and Weil 6-C were re-entered in September and October of 2006, and are now being used as salt water disposal wells.
As of February 29, 2008, we had spent $702,569 in leasehold, workover, production, pipeline and production facility costs associated with this project.
We have continued to face increased production costs in the Saxet with a workover required on an existing salt water disposal well. The workover was completed in late September 2007. We anticipate being able to continue production of the field; however, there is no assurance that commercial returns will continue. We plan on spending approximately $50,000 in capital new investments within the field in the upcoming fiscal year.
Other Liquidity Factors
At August 31, 2007, we had outstanding, two convertible debentures for an aggregate of $200,001 that, along within accrued interest, were originally due on August 31, 2007. On August 31, 2007, the maturity on these convertible debentures was extended to October 31, 2007. On October 31, 2007, the $75,000 convertible debenture plus accrued interest was paid off. The maturity of the other convertible debenture with a principal balance of $125,001 was extended to January 31, 2008. On January 31, 2008, the $125,001 debenture plus accrued interest was paid off.
In addition, at May 31, 2007, we had a note payable to a related party in the amount of $200,000 for financing of the pipeline used on the F-1 and F-3 wells. In the 2nd quarter, principal payments of $185,000 were made on this financing obligation. During the 3rd quarter of the current fiscal year, we paid in full the financed amount plus accrued interest that was due on this note payable.
In December 2007, we closed an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The offering was closed on December 27, 2007. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.
In January 2008, we commenced an unregistered offering through a private placement of our common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. We propose to offer and sell 10,000,000 shares for gross proceeds of $2,500,000. Shares will be offered and sold at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. An additional 1,000,000 common stock shares may be sold at our sole discretion. The shares will be sold directly by Daybreak or by commissioned placement agents. A 10% commission plus 3% non-accountable expense allowance will be paid to the placement agents. Additionally, the placement agents will earn warrants in the amount of 7% of their sales. The warrants will be exercisable for a period of three years at an exercise price of $0.25. As of February 29, 2008, a total of 565,000 shares of unregistered common stock were sold to six investors resulting in $141,250 in gross proceeds. Offering expenses were approximately $23,112. Net proceeds of $118,138 were used to meet our drilling commitments in the Tuscaloosa project and general and administrative expenses.
Management and Board of Directors Restructuring
On December 14, 2007, we underwent a change in the management of Daybreak. Robert N. Martin, President resigned from that position and was appointed Senior Vice-President, Exploration; Chief Executive Officer Eric L. Moe resigned from the Company; Timothy R. Lindsey formerly an outside director was appointed interim President and Chief Executive Officer; Chief Financial Officer Terrence J. Dunne resigned from the Company; and Controller Thomas C. Kilbourne resigned from that position but continued as an employee of Daybreak. James F. Westmoreland, formerly a finance and accounting consultant to Daybreak, was appointed interim Chief Financial Officer.
On December 18, 2007, the Board of Directors voted to reduce the number of Board positions to three. Subsequently, the following individuals resigned their positions and offices with the Board of Directors of Daybreak; Robert N. Martin, Eric L. Moe, Terrence J. Dunne, Jeffrey R. Dworkin, Thomas C. Kilbourne and Michael Curtis. Karol L. Adams, formerly a consultant to Daybreak, was appointed Corporate Secretary.
On March 24, 2008 James F. Meara was appointed to our Board of Directors, thereby expanding the Company’s Board to four members.
On April 3, 2008, James F. Westmoreland, formerly interim Chief Financial Officer, was appointed Executive Vice President and Chief Financial Officer; Karol L. Adams was appointed Chief Compliance Officer in addition to the Corporate Secretary duties; Thomas C. Kilbourne was appointed Controller and Assistant Secretary; and Daybreak adopted a series of corporate responsibility statements and employee guidelines.
Off-Balance Sheet Arrangements
As of February 29, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Summary
Daybreak Oil and Gas has repositioned itself during its fiscal 2008 year agreeing to sell its Tuscaloosa Project property for $8.0 million. The first tranche of proceeds from this sale were used to pay off existing indebtedness, and the final tranche of proceeds will fund our upcoming drilling program at our East Slopes Project in California. We expect to begin drilling in the second quarter of 2008. The 3-D seismic acquisition phase over the entire are of mutual interest (“AMI”) has been completed; the data has been processed and a portfolio of future drilling prospects is currently being identified. The wells at East Slopes will be relatively inexpensive to drill and complete compared to the Tuscaloosa project wells. A multi-well drilling program targeting moderately risked potential oil resources in California affords Daybreak exposure to attractive economic upside. Available capital resulting from the Tuscaloosa sale transaction also provides us with the financial flexibility to pursue other possible projects on a select basis as they become available.

ITEM 7. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Daybreak Oil and Gas, Inc.
(An Exploration Stage Company)
We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (an exploration stage company) as of February 29, 2008 and February 28, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from March 1, 2005 (inception) to February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 29, 2008 and February 28, 2007 and the results of operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.
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
Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
May 27, 2008

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets
As of February 29, 2008 and February 28, 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$59,133	$377,957
Investment in marketable securities, at market, cost of $155,445 and $2,356,213 respectively	155,445	2,356,213
Accounts receivable:
Oil and gas sales	311,277	56,906
Joint interest participants	502,420	799,970
Related party participants	—	41,357
Notes receivable (including accrued interest of $28,336)	—	828,336
Prepaid expenses and other current assets	20,942	76,895

Total current assets	1,049,217	4,537,634
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	169,521	1,054,029
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $13,310 and $4,355 respectively	18,019	18,556
Assets held for sale	1,634,471	3,498,821
Joint interest receivable — long term	500,000	—
OTHER ASSETS	289,809	102,426

Total assets	$3,661,037	$9,211,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$316,253	$2,110,458
Note payable — related party	—	200,000
Convertible debentures, net of discount of $90,002	—	134,999

Total current liabilities	316,253	2,445,457
OTHER LIABILITIES
Asset retirement obligation	119,207	99,427

Total liabilities	435,460	2,544,884

COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock — 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 1,297,465 and 1,399,764 shares issued and outstanding respectively	1,298	1,400
Common stock — 200,000,000 shares authorized; $0.001 par value, 44,293,299 and 40,877,230 shares issued and outstanding respectively	44,294	40,877
Additional Paid-In Capital	21,046,264	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(17,130,244)	(12,864,071)

Total stockholders’ equity	3,225,577	6,666,582

Total liabilities and stockholders’ equity	$3,661,037	$9,211,466

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Operations
For the Years ended February 29, 2008 and February 28, 2007 and for the Period
from Inception (March 1, 2005) to February 29, 2008

			From Inception
	Years Ended		Through
	February 29,	February 28,	February 29,
	2008	2007	2008
REVENUE:
Oil and gas sales	$366,850	$154,788	$521,638

OPERATING EXPENSES:
Production costs	326,849	107,931	434,780
Exploration and drilling	654,765	1,196,640	2,241,374
Depreciation, depletion, amortization, and impairment	2,333,571	2,398,048	4,731,619
General and administrative	1,729,156	3,936,868	9,765,098

Total operating expenses	5,044,341	7,639,487	17,172,871

OPERATING LOSS	(4,677,491)	(7,484,699)	(16,651,233)

OTHER INCOME (EXPENSE):
Administrative income	139,131	—	139,131
Interest income	43,550	101,697	145,607
Dividend income	3,691	5,547	9,238
Interest expense	(208,893)	(1,223,298)	(1,478,049)

Total other income (expense)	(22,521)	(1,116,054)	(1,184,073)

LOSS FROM CONTINUING OPERATIONS	(4,700,012)	(8,600,753)	(17,835,306)

Income from discontinued operations	433,839	208,723	705,062

NET LOSS	(4,266,173)	(8,392,030)	(17,130,244)

Cumulative convertible preferred stock dividend requirement	(395,923)	(155,316)	(551,239)

Deemed dividend — Beneficial conversion feature	—	(4,199,295)	(4,199,295)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,662,096)	$(12,746,641)	$(21,880,778)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.12)	$(0.35)
Income from discontinued operations	0.01	0.01
NET LOSS PER COMMON SHARE — Basic and diluted	$(0.11)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — Basic and diluted	41,292,659	37,045,509

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period from Inception (March 1, 2005) through February 28, 2007

							Deficit
							Accumulated
	Series A Convertible				Additional		During the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
BALANCE, March 1, 2005 (Exploration stage date of inception)	—	$—	18,199,419	$18,199	$709,997	$(736,035)	$—	$(7,839)

Issuance of common stock for:								—
Cash	—	—	4,400,000	4,400	1,083,100	—	—	1,087,500
Services	—	—	5,352,667	5,353	3,622,176	—	—	3,627,529
Oil and gas properties	—	—	700,000	700	411,300	—	—	412,000
Conversion of convertible debentures and interest payable	—	—	806,135	806	200,728	—	—	201,534
Discount on convertible notes payable	—	—	—	—	1,240,213	—	—	1,240,213
Net loss	—	—	—	—	—	—	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	—	—	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								—
Cash	—	—	8,027,206	8,027	5,180,230	—	—	5,188,257
Services	—	—	1,270,000	1,270	2,606,430	—	—	2,607,700
Oil and gas properties	—	—	222,500	223	528,527	—	—	528,750
Conversion of convertible debentures	—	—	2,049,303	2,049	1,022,473	—	—	1,024,522
Purchase and cancellation of common stock:	—	—	(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	—	—	3,624,804	—	—	3,626,204
Discount on convertible notes payable	—	—	—	—	25,000	—	—	25,000
Extension warrants on convertible notes payable	—	—	—	—	119,283	—	—	119,283
Discount on preferred stock	—	—	—	—	4,199,295	—	—	4,199,295
Deemed dividend on preferred stock	—	—	—	—	(4,199,295)	—	—	(4,199,295)
Net loss	—	—	—	—	—	—	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								—
Cash	—	—	3,062,000	3,062	728,754	—	—	731,816
Services	—	—	10,000	10	4,490	—	—	4,501
The accompanying notes are an integral part of these financial statements.

							Deficit
							Accumulated
	Series A Convertible				Additional		During the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Conversion of convertible debentures	—	—	37,169	38	27,840	—	—	27,878
Extension warrants on convertible notes payable	—	—	—	—	60,973	—	—	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(204)	—	—	—
Net loss	—	—	—	—	—	—	(4,266,173)	(4,266,173)

BALANCE, FEBRUARY 29, 2008	1,297,465	$1,298	44,293,299	$44,294	$21,046,264	$(736,035)	$(17,130,244)	$3,225,577

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the Years ended February 29, 2008 and February 28, 2007 and for the Period
from Inception (March 1, 2005) through February 29, 2008

			From Inception
	Years Ended		March 1, 2005
	February 29,	February 28,	Through February 29,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,266,173)	$(8,392,030)	$(17,130,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4,500	2,607,700	6,239,729
Depreciation, depletion, amortization and impairment expense	2,333,571	2,398,048	4,731,619
Exploration expense — dry wells	33,233	563,020	849,753
Non cash interest expense and accretion	164,873	1,209,529	1,470,051
Non cash interest and dividend income	(28,108)	(28,585)	(56,693)
Changes in assets and liabilities:
Restricted cash	—	8,333	—
Investment in marketable securities	2,200,768	(2,356,213)	(155,445)
Accounts receivable — oil and gas sales	(254,371)	(56,906)	(311,277)
Accounts receivable — related party participants	41,357	(41,357)	—
Accounts receivable — joint interest participants	(702,450)	(799,970)	(1,502,420)
Prepaid expenses and other current assets	55,954	(76,645)	(20,500)
Deferred financing costs	—	10,000	—
Accounts payable and other accrued liabilities	(1,385,367)	1,604,626	802,542
Joint interest receivable — long term	500,000	—	500,000
Other assets	—	(77,177)	(77,177)

Net cash (used) in operating activities	(1,302,213)	(3,427,627)	(4,660,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	(250,000)	(25,000)	(275,000)
Refund on equipment	—	250,000	—
The accompanying notes are an integral part of these financial statements.

			From Inception
	Years Ended		March 1, 2005
	February 29,	February 28,	Through February 29,
	2008	2007	2008
Additions to note receivable	—	(800,000)	(800,000)
Decrease in oil and gas properties	(2,036,888)	(5,441,993)	(8,915,744)
Purchase of fixed assets	(8,930)	(22,911)	(31,841)
Proceeds from sale of oil and gas properties	2,000,000	—	2,000,000
Proceeds from note receivable	800,000	—	800,000
Additions to oil and gas prepayments	72,392	—	72,392

Net cash provided by (used) in investing activities	576,574	(6,039,904)	(7,150,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	—	3,626,204	3,626,204
Proceeds from sales of common stock, net	731,816	5,188,257	7,007,573
Proceeds from related party notes payable	—	200,000	200,000
Proceeds (repayments) from borrowings	(325,001)	25,000	1,035,520

Net cash provided by financing activities	406,815	9,039,461	11,869,297

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(318,824)	(428,070)	59,042

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	377,957	806,027	91

CASH AT END OF PERIOD	$59,133	$377,957	$59,133

CASH PAID FOR:
Interest	$41,327	$13,769	$55,096
Income taxes

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$4,500	$2,607,700	$6,239,729
Common stock issued for oil and gas properties	—	528,750	940,750
Common stock repurchased and cancelled	—	(150,000)	(150,000)
Common stock issued on conversion of convertible debentures and interest	27,878	1,024,522	1,253,934
Discount on convertible notes payable	60,973	25,000	1,326,186
Extension warrants on convertible notes payable	—	119,283	119,283
Conversion of preferred stock to common stock	$185	$—	$185
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
Exploration Stage Company
On March 1, 2005 (the inception date), Daybreak commenced oil and gas exploration activities. As of February 29, 2008, Daybreak has not produced a sustainable positive cash flow from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.
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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
Restricted Cash
Daybreak classifies cash balances as “restricted cash” when cash is restricted as to withdrawal or usage. Daybreak did not have any cash balances designated as restricted at February 29, 2008.
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
Accounts and Notes Receivable
Daybreak routinely assesses the recoverability of all material trade and other receivables. Daybreak accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. No allowance for doubtful accounts was considered necessary at February 29, 2008 and February 28, 2007.
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
Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, Daybreak reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties. Daybreak estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. Asset impairments of $684,505 and $1,606,292 were recorded for the years ended February 29, 2008 and February 28, 2007, respectively. The charge is included in depreciation, depletion and amortization.
As of February 29, 2008, Oil and Gas Properties net of accumulated depletion, depreciation, amortization and impairment were at $169,521.
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
As of February 29, 2008, $12,617 had been advanced from Joint Interest Owners.
Property and Equipment
Fixed assets are stated at cost. Depreciation on vehicles is provided using the straight line method over expected useful lives of three years. Depreciation on machinery and equipment is provided using the straight line method over expected useful lives of three years.
Long Lived Assets
Daybreak reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Daybreak evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).
Debt
Daybreak recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt. Discounts are amortized to interest expense using the effective interest method to the earliest date of conversion of the debt.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
Fair Value of Financial Instruments
The amounts of financial instruments including cash, deposits, deferred financing costs, prepaid expenses, accounts payable, convertible debentures, notes payable and interest payable approximated their fair values as of February 29, 2008 and February 28, 2007.
Share Based Payments
Prior to February 28, 2005, Daybreak accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).
Effective March 1, 2005, Daybreak adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for its stock based compensation plans under the recognition and measurement provisions of SFAS 123. No awards granted prior to March 1, 2005 were modified or settled in cash during fiscal 2006.
Effective March 1, 2006, Daybreak adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” and related Interpretations (“SFAS 123R”).
Under both SFAS 123 and SFAS 123R, compensation cost for all share based payments granted on or subsequent to March 1, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and SFAS 123R, for the respective fiscal years. Compensation cost is recognized on a straight line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. If at any date the portion of the grant date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant-date fair value is recognized.
Daybreak accounts for transactions in which it issues equity instruments to acquire goods or services from non employees in accordance with the provisions of SFAS No. 123R (as amended). These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.
Loss per Share of Common Stock
Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares issued and outstanding during the year. Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anti-dilutive. At February 29, 2008 and February 28, 2007, the potential dilutive effect of converting notes payable and related interest to shares was determined to be anti-dilutive, and therefore their effect is excluded from the calculation of diluted weighted average shares.
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
Accounts receivable are generally not collateralized. Historically, Daybreak has not experienced credit losses on its accounts receivable. At each of Daybreak’s four producing projects, there is only one buyer for the purchase of oil or gas production. At the Tuscaloosa project in Louisiana, the F-1, F-3 and A-1 wells are supplying gas to a single customer pursuant to a gas supply agreement. As a result of the loss of customers by the gas purchaser, the F-1 and F-3 wells were, starting in July 2007 and continuing through November 2007, temporarily shut-in pending the securing of an alternative market for the natural gas produced by these two wells. The A-1 well did not start to produce until December 2007 when there were no production restrictions in place. In combination, the F-1 and F-3 wells contributed approximately 43% of total revenues during the fiscal year ended February 29, 2008. At February 29, 2008, five customers represented 100% of crude oil and natural gas sales receivable from all projects in aggregate.
In the Krotz Springs project in St. Landry Parish, Louisiana one of the working interest partners, California Oil & Gas, Inc. (“COGC”) has defaulted on its twenty-five percent (25%) working interest obligation for the drilling and completion of the KSU #59 well. The balance of the default was $587,464 as of February 29, 2008. As a partial payment of the outstanding balance, COGC has assigned their Net Revenue Interest (“NRI”) of 18.25% in the production proceeds from the start of production to Daybreak. Additionally, Daybreak has filed a lawsuit in East Baton Rouge Parish, State of Louisiana seeking judgment in its favor in the amount of $587,464 together with legal interest, attorney fees and all costs of the proceedings. Service of this lawsuit has been perfected on COGC and a hearing date in court has been set for the end of May, 2008. On May 1, 2008, Daybreak received from the unitized field operator $108,428 that represented the production revenue net of severance tax that had been held in suspense under direction from Daybreak. This revenue was from the months of May 2007 through February 2008. These funds are being applied against the outstanding balance.
Revenue Recognition
Daybreak uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Daybreak is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Daybreak had no significant imbalances as of February 29, 2008 and February 28, 2007.
Reclamation Bonds
Included in other assets at February 29, 2008, is a $25,000 certificate of deposit which has been pledged to the State of Louisiana. Also, included in other assets is a $250,000 cash deposit as collateral for a $250,000 surety bond with the State of Alabama. Both of these are in connection with asset retirement obligations for future plugging, abandonment and site remediation in Louisiana and Alabama. The pledging of these bonds was necessitated by Daybreak’s emerging status as an oil and gas property operator in the States of Louisiana and Alabama.

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
SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that Daybreak recognizes the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred. The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset. An ARO and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased. The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the statements of operations. Subsequent adjustments in the cost estimate are reflected in the ARO liability and the amounts continue to be amortized over the useful life of the related long-lived asset.
Suspended Well Costs
On April 4, 2005, the Financial Accounting Standards Board, (FASB) issued FASB Staff Position No. 19-1,“Accounting for Suspended Well Costs” (FSP No. 19-1). This staff position amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and provides guidance concerning exploratory well costs for companies that use the successful efforts method of accounting. Daybreak adopted FSP No. 19-1 for the fiscal years ended February 29, 2008 and February 28, 2007.
The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs.
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
NOTE 3 — GOING CONCERN:
Financial Condition
Daybreak’s financial statements for the year ended February 29, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit during the exploration stage of $17,130,244.
Management Plans to Continue as a Going Concern
Daybreak intends to implement plans to enhance Daybreak’s ability to continue as a going concern. Daybreak has entered into an agreement to sell its Tuscaloosa project for $8 million. The transaction was originally scheduled to close in two tranches; the first closing for $2 million occurred on January 18, 2008. An intermediate closing in the amount of $500,000 occurred on April 30, 2008. The amended final closing of $5.5 million is scheduled to occur during the second calendar quarter of 2008, and is subject to the customary closing adjustments. The potential of increased revenue from increased production will create positive operational cash flows for the wells in Alabama and drilling in California.
The partnership with Chevron U.S.A., Inc. will limit the financial risk and enhance Daybreak’s ability to pursue potentially profitable seismic and drilling programs on the California oil and gas properties. In addition, Daybreak believes it has the ability to secure additional debt and equity funding, if necessary.
Daybreak cannot offer any assurances that it will be successful in executing the aforementioned plans to continue as a going concern. Daybreak’s financial statements at February 29, 2008 do not

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve their ability to continue as a going concern.
NOTE 4 — INVESTMENTS IN MARKETABLE SECURITIES:
Daybreak periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine. At February 29, 2008, Daybreak held $155,445 in a brokerage account which was invested in mutual funds that invested in fixed income securities with relatively low market risk. These securities are classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. During the year ended February 29, 2008, Daybreak earned $47,241 in interest and dividend income from these investments. The market value of the securities as at February 29, 2008 was equal to their book value and no trading gains or losses occurred during the year.
NOTE 5 — ACCOUNTS RECEIVABLE — JOINT INTEREST PARTICIPANTS:
In June 2007, Daybreak as Operator for the drilling and completion phases of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to California Oil & Gas, Inc., (“COGC”) a 25% working interest participant for their delinquency in meeting the financial commitments in the drilling and completion of the KSU #59 well. Additionally, the Unitized Field Operator, was notified to place all revenue payments to COGC in suspense until the delinquency had been cured. Between August and October 2007, the Company received an aggregate of $199,970 in payments on this delinquency. In January 2008, Daybreak instituted legal action against COGC for their default. As of February 29, 2008 the outstanding balance on this account was $587,464. On May 1, 2008, Daybreak as part of a revenue assignment agreement with COGC received a payment of $108,427, representing the net revenue proceeds that had been held in suspense by the Unit Operator since production began in May 2007. Daybreak intends to vigorously pursue all legal remedies available to settle this outstanding debt.
NOTE 6 — NOTES RECEIVABLE — DRILLING RIG AGREEMENT:
Daybreak advanced a total of $800,000 to Green River Drilling, LLC through November 30, 2006, under promissory note agreements for the refurbishment of a drilling rig. In May 2007, Daybreak was informed by Green River that they intended to sell the drilling rig to a third party. The sale was completed and in June 2007, Daybreak received a total of $846,668 which represented the proceeds and interest from the $800,000 note receivable.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
NOTE 7 — OIL AND GAS PROPERTIES:
Oil and gas properties, at cost:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Proved leasehold costs	$299,571	$125,000
Unproved leasehold costs	104,700	165,261
Costs of wells and development	1,732,958	574,933
Unevaluated capitalized exploratory well costs	—	599,442

Capitalized asset retirement costs	22,740	25,711
Total cost of oil and gas properties	2,159,969	1,490,347
Accumulated depletion, depreciation, amortization and impairment	(1,990,448)	(436,318)

Oil and gas properties, net	$169,521	$1,054,029

Suspended Well Costs
As of March 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.” Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. The Company had no capitalized exploratory wells costs at the time of adoption of FAS 19-1 or as of February 28, 2006. The following table reflects the net changes in capitalized exploratory well costs during the fiscal year ended February 29, 2008, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2008	2007

Beginning balance at March 1 of fiscal year	$599,442	$—
Total Exploration Well Additions	33,233	2,385,120
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(599,442)	(1,222,658)
Capitalized exploratory well costs charged to expense		(563,020)

Ending Balance at February 29 of fiscal year	$33,233	$599,442

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

Fiscal year	2008
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$33,233

Balance at February 29 of fiscal year	$33,233

Impairment of oil and gas properties
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets", if impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Unproved oil and gas properties that are individually significant are periodically assessed for impairment by providing an impairment allowance. As of February 29, 2008, Daybreak expensed $684,505 as impairment on proved properties.
Asset Retirement Obligation
Daybreak’s financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Our asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount Daybreak will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Daybreak determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability. At February 29, 2008, the liability for ARO was $119,207, all of which is considered long term. The asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the anticipated cash flows. For the year ended February 29, 2008 and February 28, 2007, Daybreak has recognized accretion expense of $9,943 and $5,970, respectively.
The following table describes the changes in the asset retirement obligations for the year ended February 29, 2008.

Asset retirement obligations, beginning of period	$99,427
Accretion expense	9,943
Asset retirement addition	9,837

Asset retirement obligations, end of period	$119,207

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
NOTE 8 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:
On January 18, 2008 Daybreak signed a purchase and sale agreement (“PSA”) for the sale of its Tuscaloosa project interests for $8 million in cash. The transaction was originally scheduled to close in two tranches; the first closing for $2 million closed on January 18, 2008. An intermediate closing in the amount of $500,000 million occurred on April 30, 2008. The amended final closing is scheduled to occur during the second calendar quarter of 2008 and is subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for the respective closings will be January 1, 2008.

	2008	2007

Oil and gas sales revenues — Tuscaloosa project	$650,754	$474,558
Cost and Expenses	(216,915)	(265,835)

Income from discontinued operations	$433,839	$208,723

Oil and gas properties, at cost for discontinued operations:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Proved leasehold costs	$1,556,423	$1,967,107
Unproved leasehold costs	310,657	737,156
Costs of wells and development	1,393,790	1,461,010
Unevaluated capitalized exploratory well costs	896,067	1,223,177
Capitalized asset retirement costs	57,567	67,746

Total cost of oil and gas properties	4,214,504	5,456,196
Accumulated depletion, depreciation, amortization and impairment	(2,580,033)	(1,957,375)

Oil and gas properties, net	$1,634,471	$3,498,821

The following table reflects the net changes in capitalized exploratory well costs for discontinued operations during the fiscal year ended February 29, 2008, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2008	2007

Beginning balance at March 1 of fiscal year	$1,223,177	$—
Total Exploration Well Additions	517,316	1,223,177
Sales of exploratory wells	(844,426)	—

Ending Balance at February 29 of fiscal year	$896,067	$1,223,177

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
NOTE 9 — CONVERTIBLE DEBENTURES:
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
The following table summarizes the issuances of Convertible Debentures and the Convertible Promissory Note:

	Interest
Description	Rate	Dates of Maturity	2008	2007

Principal balance, beginning of year			$134,999	$1,138,701

Principal issuances
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	—	—
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	—	—
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	—	25,000
$0.25 Convertible Promissory Note	0%	06/30/06	—	—
Total issuances during the year ended			—	1,163,701

Principal converted during the year
$0.25 Convertible Debentures	6%		—	(32,000)
$0.50 Convertible Debentures	10%		—	(806,700)
$0.75 Convertible Debentures	10%		—	(100,000)
$0.25 Convertible Promissory Note	0%		—	—
Total conversions during the year ended

Principal paid in cash			(134,999)	—

Principal balance, end of year			—	225,001
Unamortized discount, end of year			—	(90,002)

Total debt, net of discount			$0	$134,999

Twenty-Six (26) of the 6% interest $0.25 convertible debentures for a total of $158,821 were with related parties that included officers, directors and greater than 10% shareholders.
One of the 10% interest $0.50 convertible debentures for a total of $200,000 was with Hooper Group, LLC, an entity controlled Keith Hooper a Daybreak shareholder (greater than 5%).
Under the warehousing line of credit Convertible Promissory Note, Daybreak was advanced $60,000 and had the option to request an additional $120,000 upon completion of the Ginny South prospect in Texas. The Convertible Promissory Note was guaranteed by a director of the company. The Convertible Promissory Note had no stated interest and contained the option to convert the note into Daybreak common stock. All advances under the Convertible Promissory Note could also be converted into common stock of the Company at or prior to the maturity date.

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
In February 2006, the $60,000 advance on the line of credit, as secured by the Convertible Promissory Note, was converted into Daybreak common stock. Upon conversion, the remaining discount was recognized as interest and the Convertible Promissory Note was cancelled. Financing costs for the Convertible Promissory Note were paid by issuing 66,000 shares of unregistered common stock to the issuer and another related party. The common stock fair value of $38,380 was recognized as interest expense on the date of grant and the fair value was determined using Daybreak’s trading price on the date of grant.
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
The holders of the $0.75 Convertible Debentures had the option to convert their debentures (including accrued interest of 10%) into Daybreak’s common stock at any time after sixty-one (61) days had elapsed from the date of issuance. In accordance with EITF 00-27 and 98-5, beneficial conversion features of $325,001 were recognized upon issuance of the debentures. The beneficial conversion features were recognized as discounts on the debentures at the date of issuance and amortized using the effective interest method to the earliest of the maturity date or the date conversion. As of February 28, 2007, $100,000 of the $0.75 convertible debentures, including accrued interest of 10%, had been converted into unregistered common stock and the $325,001 discount had been recognized. As of February 29, 2008, the balance of the convertible debentures had been redeemed for their principal amounts plus accrued interest.
In December 2006, the three holders of the $0.75 convertible debentures, agreed to extend the due date of the debentures to August 31, 2007. In consideration of the term extension the debenture holders were issued a total of 150,001 warrants. The warrants were valued at $119,283 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.7%; the current stock price at date of issuance of $1.04 per share;

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
On April 30, 2007, one of the convertible debenture holders converted to Daybreak unregistered common stock. A total of 37,169 shares were issued to satisfy the debt. On August 31, 2007, the remaining two debenture holders agreed to extend the term of the debentures to October 31, 2007. In consideration of this extension they received 112,000 warrants. The warrants were valued at $35,386 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.1%; the current stock price at date of issuance of $0.53 per share; the exercise price of the warrants of $0.53; the term of two years; volatility of 114%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and is being amortized using the effective interest method until maturity.
On October 31, 2007, one of the two remaining convertible debenture holders received proceeds of $76,756.87, representing the principal plus accumulated interest of the convertible debenture. The other convertible debenture holder agreed to extend the term of his debenture until January 31, 2008. In consideration of the term extension he received 90,000 warrants. The warrants were valued at $25,587 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.9%; the current stock price at date of issuance of $0.40 per share; the exercise price of the warrants of $0.25; the term of two years; volatility of 121.64%; and dividend yield of 0.0%. The value of the warrants was recognized at the time of issuance as a discount against the existing convertible debentures and was amortized using the effective interest method until maturity.
On January 31, 2008, the remaining convertible debenture holder received proceeds of $128,151.71 representing the principal plus accumulated interest of the convertible debenture.
Daybreak has evaluated the application of SFAS No. 133 and EITF 00-19 for the consideration of embedded derivatives with respect to the conversion features for each of the Convertible Debentures and the Convertible Promissory Note. Daybreak has concluded that the instruments did not contain embedded derivatives.
NOTE 10 — RELATED PARTY TRANSACTIONS:
Office Lease
Daybreak leases offices from Terrence J. Dunne & Associates, a company owned by Terrence J. Dunne (former Chief Financial Officer, director and current 8.8% shareholder). In May 2007, Daybreak increased their office size from 850 to approximately 1,000 square feet and monthly lease payments increased from $1,000 to $1,250 per month. This office lease is currently on a month-to-month basis. On January 1, 2008, the monthly rent was reduced to $1,000 per month because of a reduction in the square footage being leased.

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
Daybreak has accounted for this agreement as a financing arrangement in the form of a note payable with a principal balance of $200,000. Daybreak was obligated to pay $5,000 per quarter in interest until the principal was paid in full. Daybreak was also required to pay an additional 1% interest fee based on Daybreak’s original net revenue interest (“NRI”) on the gas production revenue of the F-1 well for the life of the well. Daybreak was obligated to repay the note between the sixth and the thirtieth (30th) month after the operation of the pipeline had commenced. Under the agreement, title transferred to Hooper O&G, however Hooper O&G was obligated to sell the interest and title back to Daybreak and couldn’t sell the interest to any other party.
Daybreak was required to commence repayment of the loan if production from the F-1 well should cease for any cause for a period exceeding sixty days. Daybreak made payments of $100,000 on June 14, 2007 and $58,245 on August 28, 2007. Due to the shut-in status of the F-1 well the accelerated repayment schedule was triggered. The loan was repaid in full on November 29, 2007.
Common Stock and Cash for Services
Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of Daybreak’s registered shares on the date the shares were granted (irrespective of the fact that the shares granted were unregistered), whichever is more readily determinable. This position has been further clarified by the issuance of SFAS No. 157. Accordingly, Daybreak elected an early application of these guidelines. Daybreak has determined that the fair value of all common stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.
From March 1, 2005 through February 29, 2008, Daybreak had contracts with 413294 Alberta, Ltd. to provide the services of Robert N. Martin as President (resigned as President and director December 14, 2007, and appointed Senior Vice-President, Exploration). For the fiscal year ended February 28, 2007, 413294 Alberta, Ltd. was paid a total of $161,500 and 250,000 shares of unregistered common stock valued at $597,500. The shares of common stock were expensed at the grant date. For the fiscal year ended February 29, 2008, 413294 Alberta Ltd. was paid a total of $186,000 for services rendered.
From March 1, 2005 through February 29, 2008, Daybreak had contracts with Jeffrey R. Dworkin (resigned as Secretary and director December 14, 2007) for services in regards to public company corporate governance and oil and gas mineral rights and leases. For the fiscal ended February 28, 2007, Mr. Dworkin was paid a total of $36,191. For the fiscal year ended February 29, 2008, Mr. Dworkin was paid $31,550 for services rendered.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
For the fiscal year ended February 28, 2007, Mr. Anderson was employed as Chief Operating Officer and paid $98,500 in cash for services. For the Fiscal year ended February 29, 2008, Mr. Anderson was compensated $126,000 in cash for services rendered.
From January 2, 2007 through February 29, 2008, Daybreak had a contract with Timothy R. Lindsey (director; appointed Interim Chief Executive Officer and President December 14, 2007) to facilitate long range strategic planning and advise Daybreak in business and exploration matters in the oil and gas industry. Under the terms of his contract, Mr. Lindsey was granted 200,000 shares of unregistered common stock valued at $260,000. The contract provides compensation for services on a daily rate and no payments were made under the contract as of February 28, 2007. For the fiscal year ended February 29, 2008, Mr. Lindsey was paid $21,000 for services rendered.
During the fiscal year ended February 28, 2007, Eric L. Moe (resigned as Chief Executive Officer and director December 14, 2007) was compensated $103,500 in cash and granted 500,000 shares of unregistered common stock valued at $1,100,000. For the fiscal year ended February 29, 2008, Mr. Moe received compensation of $105,000 for services rendered.
During the fiscal year ended February 28, 2007, Thomas C. Kilbourne (resigned as Treasurer and director December 14, 2007) was compensated $84,500 in cash and granted 100,000 shares of unregistered common stock valued at $239,000. For the fiscal year ended February 29, 2008, Mr. Kilbourne received compensation of $102,000 for services rendered.
During the fiscal year ending February 28, 2007, Daybreak paid nine directors a total of $69,750 cash for directors’ fees. For the fiscal year ended February 29, 2008, fees paid to the nine directors total $81,000.
Convertible Debentures
Of the $168,821 Convertible Debentures $0.25 series issued in the fiscal year ended February 28, 2006, $158,821 were issued to five individuals who were considered to be related parties at the time. In the fiscal year ended February 28, 2006, twenty-three of the related party convertible debentures representing $126,821 in principal were converted, resulting in 524,820 shares of unregistered common stock being issued to satisfy the principal and interest obligations. By February 28, 2007, all twenty-six of related party convertible debentures were converted resulting in a total of 662,360 shares of unregistered common stock being issued to satisfy principal and interest obligations.
Of the $806,700 in convertible debenture of the 10% interest $0.75 series, $200,000 was from Hooper Group, LLC, an entity controlled by Keith Hooper a Daybreak shareholder (greater than 5%). In the fiscal year ended February 28, 2007, these notes were converted for 440,000 shares of unregistered common stock to satisfy the principal and interest obligations.
Purchase of Additional Working Interest in Tuscaloosa Project
During the fourth quarter of the fiscal year ended February 28, 2008. the Company finalized the acquisition of an additional 2% working interest in the Tuscaloosa project in Louisiana that had been jointly owned by three parties, two of whom were 413294 Alberta Ltd. and Tempest Energy, Inc. Robert N. Martin (former President and director; currently Senior Vice-President, Exploration)

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
and Eric L. Moe (former Chief Executive Officer and director) are each the President of their respective companies. The interest purchased represented a 1.5% working interest in the Tensas Farms et al B-1 well and a 0.5% working interest in the F-3 well. The NRI (net revenue interest) of these three parties was 0.38% in the F-3 well. The purchase included the rights to revenue from first production. Daybreak paid an aggregate $27,808 for this interest. The sale was subject to the customary closing adjustments.
NOTE 11 — STOCKHOLDERS’ EQUITY:
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
The Series A Preferred can be converted by the shareholder at any time into three shares of Daybreak’s common stock. If Daybreak’s common stock is registered under the Securities Act of 1933, the Series A Preferred shall be automatically converted into common stock at any time after the effective date of the registration statement if Daybreak’s common stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days. Holders of Series A Convertible Preferred stock earn a dividend, in the amount of 6% of the original purchase price per year. Accumulated dividends do not bear interest. Dividends can be paid in cash or stock, are payable upon declaration by the Board of Directors and none have been declared.
The Warrants included in the private placement, are exercisable for a period of five years after the closing date at an exercise price of $2.00 per share. In accordance with EITF 98-5, Daybreak valued the warrants and the beneficial conversion feature of the preferred stock. Accordingly, Daybreak recorded a discount for the warrants and beneficial conversion feature (BCF), of $4,199,295. The discount is attributable to the fair value of the Warrants and the intrinsic value of the conversion feature of the preferred stock. The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to the $1,489,222 relative fair value of the Warrants and the $2,710,073 intrinsic value of the conversion feature. Daybreak also recorded a deemed dividend to reflect the full amortization of the discount of the value of the Warrants and conversion features of $4,199,295. The fair value of each Warrant granted was estimated using the Black-Scholes pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 29, 2008, no subscriber warrants had been exercised.
Bathgate Capital Partners, of Denver, Colorado (Bathgate) was the placement agent. Joseph Lavigne, son of Dale B. Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate. Bathgate was paid a sales commission of 10% of the gross proceeds of the private

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $547,589. For every $30.00 invested, Bathgate earned three common stock purchase warrants exercisable at $1.00 per share. The warrants are exercisable for a period of five years. A total of 419,930 warrants were issued to Bathgate from this private placement and were valued at $816,374. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%. As of February 29, 2008, no placement agent warrants had been exercised.
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
Daybreak agreed to register the Series A Preferred shares on a “best efforts” basis. If Daybreak was unable to file the registration statement within the filing timeline, Daybreak would have to issue 1,399,765 additional warrants at an exercise price of $2.00 per share. Daybreak was required to file the registration statement within sixty (60) days after the registration statement for the common stock private placement from the May of 2006 became effective. Daybreak did file the registration statement on time and no additional warrant issuances were required.
In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the July 2006 private placement. The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statement; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement. On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of May 9, 2008, we have received Registration Rights waiver letters from approximately 84% of the participants in this private placement. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have currently issued 1,170,264 goodwill warrants to these investors. A total of 1,399,765 warrants could be issued and were valued at $295,498 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.
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
The relative fair values of the Series A Convertible Preferred Shares and the Common Stock Purchase Warrants were as follows:

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

		Relative Fair
Description	Shares	Value Amount
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222

Total Proceeds		4,199,295
Offering Costs		(573,091)

Net Proceeds		$3,626,204

Common Stock
Daybreak is authorized to issue up to 200,000,000 shares of $0.001 par value common stock. Commencing on January 2, 2008, Daybreak began conducting an unregistered offering of common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares are offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares are being sold directly by Daybreak and also by an unnamed placement agent. As of February 29, 2008, a total of 605,000 shares of unregistered common stock have been sold to seven investors resulting in $151,250 in gross proceeds. The Placement Agent was paid a sales commission of 10% of the gross proceeds of their firm’s sales of the private placement and a non-accountable expense allowance of 3% of the gross proceeds of their firm’s sales totaling $23,112.50. Net proceeds were used to meet drilling commitments in the Tuscaloosa project and general and administrative expenses
Commencing on October 19, 2007 and closing on December 28, 2007, Daybreak conducted an unregistered offering of common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold directly by Daybreak and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen investors resulting in $624,250 in gross proceeds. Offering expenses were approximately $6,500. Net proceeds were used to meet drilling commitments in the Tuscaloosa project and general and administrative expenses.
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
The Warrants are exercisable for a period of five years after the closing date at an exercise price of $2.00 per share. Daybreak may call the warrants for redemption if (a) the average of the closing sale price of the common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act. The Warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of five years; volatility of 112%; and dividend yield of 0.0%. As of February 29, 2008, no subscriber warrants had been exercised.
Bathgate Capital Partners, of Denver, Colorado was the placement agent. Joseph Lavigne, son of Dale B. Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate Capital Partners. The Placement Agent was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $790,402. Additionally, the Placement Agent was paid a due diligence fee of $15,000. For every ten units sold, the Placement Agent earned three common stock warrants, two of which are exercisable at $0.75 per share and one of which is exercisable at $2.00 per share. The Placement Agent warrants are exercisable for a period of seven years. The placement agent earned 1,204,082 warrants, of which 802,721 are exercisable at $0.75 per share and were determined to have a fair value of $2,043,752. The remaining 401,361 warrant shares are exercisable at $2.00 per share and were determined to have a fair value of $973,970. The placement agent warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of seven years; volatility of 112%; and dividend yield of 0.0%. As of February 29, 2008, no placement agent warrants had been exercised.
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
In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the Spring 2006 private placement. The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement. On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of May 9, 2008, we have received Registration Rights waiver letters from approximately 80% of the participants in this private placement. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have currently issued 3,162,934 goodwill warrants to these investors. A total of 4,013,602 warrants could be issued and were valued at $847,186 using the Black-Scholes option pricing model. The assumptions used in

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.
Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.
The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

		Relative Fair
Description	Shares	Value Amount
Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172

Total Proceeds		6,020,404
Placement fees		(832,147)

Net Proceeds		$5,188,257

During the fiscal year ended February 28, 2005, Daybreak conducted a private placement sale of common stock from June 7, 2005 through December 19, 2005 (the “December 2005 Common Stock Private Placement”). The shares were sold directly by Daybreak and were offered at $0.25 per share to accredited investors only. Gross proceeds were $1,100,000, with net proceeds of $1,087,500. A total of forty-three investors participated in this private placement. From this offering, 4,400,000 shares of unregistered common stock were issued.
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
During the fiscal year ended February 29, 2008, Daybreak paid for services with 10,000 shares of unregistered common stock valued at $4,500.
During the fiscal year ended February 28, 2007, Daybreak paid for investor relations and consulting services with 220,000 shares of unregistered common stock valued at $401,200.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
Common Stock Issued for Convertible Debentures and Interest Payable
During the fiscal year ended February 29, 2008, non-related parties converted debentures representing $25,000 in principal, resulting in 37,169 shares of unregistered common stock being issued to satisfy the principal and interest obligations.
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
NOTE 12 — WARRANTS:
Warrants outstanding and exercisable as of February 28, 2007 are:

				Exercisable
		Exercise	Remaining	Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	4.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	6.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	6.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.50	2,799,530
Placement Agent Warrants July 2006 Preferred Stock Private Placement	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	4.75	150,001

	8,587,145			8,587,145

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
Warrants outstanding and exercisable as of February 29, 2008 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	3.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	5.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	5.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	3.50	2,799,530
Placement Agent Warrants July 2006 Preferred Stock Private Placement	419,930	$1.00	3.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	3.75	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	1.50	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	1.75	90,000
Spring 2006 PP Goodwill Warrants	4,013,602	$0.65	2.00	2,952,934
July 2006 PP Goodwill Warrants	1,409,764	$0.65	2.00	1,131,767

	14,212,511			14.212,511

During the year ended February 29, 2008, no warrants were exercised. For the fiscal years ended February 29, 2008 and February 28, 2007 there were 14,212,511 and 8,587,145 warrants issued or outstanding respectfully. The intrinsic value of all warrants at February 29, 2008 was $5,400.
During the year ended February 28, 2007, no warrants were exercised. For the year ended February 28, 2006 there were no warrants issued or outstanding. The intrinsic value of all warrants at February 28, 2007 was $152,517.
NOTE 13 — INCOME TAXES:
Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

2008
Computed at U.S. and State statutory rates (40%)	$(1,706,435)
Permanent differences	68,415
Changes in valuation allowance	1,638,020

Total	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

Deferred tax assets:	2008	2007
Net operating loss carryforwards	$2,574,000	$1,734,000
Oil and gas properties	1,745,820	947,800
Less valuation allowance	(4,319,820)	(2,681,800)

Total	$—	$—

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
At February 29, 2008, Daybreak had a net operating loss carryforwards for federal and state income tax purposes of approximately $6,435,000, which will begin to expire, if unused, beginning in 2024. The valuation allowance increased by approximately $1,638,020 and $1,856,600 for the years ended February 29, 2008 and February 28, 2007, respectively. Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.
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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
All of the Company’s operations are directly related to oil and natural gas producing activities located in Alabama, Louisiana, and Texas.
Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 29 / 28,
	2008	2007
Proved properties
Mineral interests	$1,855,994	$2,092,107
Wells, equipment and facilities	3,207,055	2,129,400

Total proved properties	5,063,049	4,221,507

Unproved properties
Mineral interests	415,357	902,420
Uncompleted wells, equipment and facilities	896,067	1,822,619

Total unproved properties	1,311,424	2,725,038

Less accumulated depreciation, depletion, amortization and impairment	(4,570,481)	(2,393,693)

Net Capitalized Costs	$1,803,992	$4,552,852

Costs Incurred in Oil and Gas Producing Activities

	Twelve Months Ended
	February 29 / 28,
	2008	2007
Acquisition of proved properties	$119,235	$428,669
Acquisition of unproved properties	7,043	1,486,901
Development costs	921,334	859,688
Exploration costs	1,264,784	4,241,917

Total Costs Incurred	$2,312,396	$7,017,175

Results of Operations from Oil and Gas Producing Activities

	Twelve Months Ended
	February 29 / 28,
	2008	2007
Oil and gas revenues	$1,017,604	$629,346
Production costs	(606,240)	(373,766)
Exploration expenses	(717,265)	(1,196,640)
Depletion, depreciation, and impairment	(2,314,160)	(2,393,693)

Result of oil and gas producing operations before income taxes	(2,620,061)	(3,334,753)
Provision for income taxes	—	—

Results of Oil and Gas Producing Operations	$(2,620,061)	$(3,334,753)

Proved Reserves
The Company’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as addition information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. The Company had no proved reserves in fiscal 2006. The fiscal 2008 proved reserves are summarized in the table below:

	Crude Oil and
	Natural Gas
	Liquid	Natural Gas
	Bbls	Mcf
Proved Reserves as of February 29, 2008: Beginning of the period	29,425	211,800

Revisions of previous estimates	(15,775)	(104,264)
Extensions and discoveries	9,776	18,148
Production	(6,792)	(49,584)
Sale of minerals in place	(3,522)	(10,600)

End of the period	13,112	65,500

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 29, 2008 and February 28, 2007 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	February 29 / 28,
	2008	2007
Future cash inflows	$1,876,287	$3,270,219
Future production costs (1)	(632,786)	(889,817)
Future development costs	—	(170,762)
Future income tax expenses (2)	—	—

Future net cash flows	1,243,501	2,209,640
10% annual discount for estimated timing of cash flows	(113,236)	(269,273)

Standardized measure of discounted future net cash flows at the end of the year	$1,130,265	$1,940,367

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

(2)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.
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

	February 29 / 28,
	2008	2007
Average crude oil price per Bbl	74.89	$65.10
Average natural gas price per Mcf	7.63	$6.62
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

	Twelve Months Ended
	February 29 / 28,
	2008	2007
Standardized measure of discounted future net cash flows at the beginning of the year	$1,940,367	$—
Extensions, discoveries and improved recovery, less related costs	644,889	1,806,060
Revisions of previous quantity estimates	(1,559,345)	—
Changes in estimated future development costs	(185,701)	—
Purchases (sales) of minerals in place	(330,401)	389,887
Net changes in prices and production costs	283,362	—
Accretion of discount	194,037	—
Sales of oil and gas produced, net of production costs	(411,365)	(255,580)
Development costs incurred during the period	356,463	—
Change in timing of estimated future production and other	197,959	—
Net change in income taxes	—	—
Standardized measure of discounted future net cash flows at the end of the year	$1,130,265	$1,940,367

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the reporting period, February 28, 2008, an evaluation was conducted by Daybreak management as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosures.
Based upon that evaluation, our management concluded that our financial and disclosure controls needed improvement and were not adequately effective as of February 28, 2008, to ensure timely reporting with the Securities and Exchange Commission.
Material weakness identified included:
The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that material transactions are timely and accurately reported in Periodic Reports that we file with the Securities and Exchange Commission.
Our 10-KSB report for the fiscal year ended February 28, 2007, should have been filed on May 29, 2007. We were unable to complete the 10-KSB in the time allotted because the restatement of our previously filed financial statements was not completed. Consequently we filed a 12b-25 “Notification of Late Filing” report, believing that we would complete the restatement and audit process within the filing extension period. We were not successful in meeting that goal. On July 2, 2008, our stock was dropped from being quoted on the OTC Bulletin Board market to the OTC pink sheet market.
Additionally, our first quarter 10-QSB report for the fiscal year ending February 29, 2008 should have been filed on July 16, 2007. We were not successful in making this filing deadline because the audit of our prior fiscal year ended February 28, 2006 was not completed.
Subsequent to these filing delays and completion of the audit of our prior year financial statements we were able to complete our late filings and fulfill all other requirements allowing Daybreak to return to the OTC Bulletin Board. Due to our current level of administrative staff at the Company, certain beneficial control methods are not available for implementation. This is especially true when evaluating an effective separation of duties and responsibilities in the corporate office as it relates to financial reporting, general accounting processes, and information technology security and controls.

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
During the preparation of the Company’s financial statements, as of February 28, 2008, the Company concluded that the current system of disclosure controls and procedures are still not effective. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
Changes Implemented to Correct Material Weaknesses:
•	We have changed our Corporate Governance structure via the introduction of several new corporate charters and company wide procedures along with a change in the composition of the Board of Directors to be more independent.

•	We have revised our operating procedures relating to preparation and issuance of financial reports and the timely disclosure of all required SEC filings. The changes include a defined quarter end closing schedule and more timely and detailed review by management and the Board of Directors.

•	We have added changes to our management team to increase our industry expertise and increased the administrative staff available to assist in the more timely preparation of all required reporting documents.

•	We have made operating and financial changes to our day to day activities to improve the segregation of duties at the Company with the intent to add more control around the authorization of expenditures and payments on behalf of the company.
(c) Limitations.
Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
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
Pursuant to Regulation S-B filers:
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
ITEM 8B. OTHER INFORMATION
None

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information regarding the Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers is described in the introductory pages of this Annual Report under the caption “Website / Available Information.” The information required by Item 9 that relates to our directors and executive officers is incorporated by reference from the information appearing under the captions “Election of Directors,” “Executive Management,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Other Information” in our definitive proxy statement or in an amendment to this Annual Report on Form 10-KSB/A that is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on February 29, 2008.
ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 that relates to compensation of our principal executive officers and our directors is incorporated by reference from the information appearing under the captions “Compensation Discussion and Analysis” and “Director Compensation” in our definitive proxy statement or in an amendment to this Annual Report on Form 10-KSB/A that is to be filed with the SEC within 120 days of the end of our fiscal year on February 29, 2008. In addition and in accordance with Item 402(a)(8) of Regulation S-K, the information contained in our definitive proxy statement or a Form 10-KSB/A under the subheading “Report of the Compensation Committee of the Board of Directors” shall not be deemed to be filed as part of, or incorporated by reference into, this Annual Report.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 11 that relates to the ownership of securities by management and others is incorporated by reference from the information appearing under the caption “Security Ownership” in our definitive proxy statement or in an amendment to this Annual Report on Form 10-KSB/A that is to be filed with the SEC within 120 days of the end of our fiscal year on February 29. 2008.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 that relates to business relationships and transactions with our management and other related parties is incorporated by reference from the information appearing under the captions “Related Party Transactions,” and “Transactions Between the Company and Managements” in our definitive proxy statement or in an amendment to this Annual Report on Form 10-KSB/A that is to be filed with the SEC within 120 days of the end of our fiscal year on February 29, 2008.

ITEM 13. EXHIBITS
The following Exhibits are filed as part of the report:

3.01	Articles of Incorporation, as amended (18)

3.02	Amended and Restated Bylaws (16)

4.01	Registration statement of securities (4)

4.02	Designations of Series A Convertible Preferred Stock (filed as Articles of Amendment to the Articles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006 and filed as part of Exhibit 3.01 herewith.)

10.01	Quitclaim mining deed with Silver Crown Mining of mineral rights in Idaho (12)

10.02	Agreement with Crosspoint Holdings, Inc. for the purchase of Series A Preferred Stock (1)

10.03	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2005 (15)

10.04	Consulting Agreement with AnMac Enterprises effective March 1, 2005 (15)

10.05	Consulting Agreement with Eric Moe effective March 1, 2005 (15)

10.06	Expiration of Series A Stock Purchase Agreement with Crosspoint Holdings, Inc., (2)

10.07	Drilling agreement with MPG Petroleum for Ginny South project. (3)

10.08	Agreement with MPG Petroleum to join land bank for Pearl Prospect (3)

10.09	Consulting agreement with Summitt Ventures for management services (3)

10.10	Development agreement with Chicago Mill Joint Venture for Louisiana project (12)

10.11	Prospect review and non-competition agreement for California project (12)

10.12	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project (12)

10.13	Development agreement with Oracle Operating Co. for Texas project (12)

10.14	Prospect review agreement for California project (12)

10.15	Development agreement with Vision Exploration for Krotz Springs 3D Prospect (12)

10.16	Farmout agreement with Big Sky Western Canada for well in Alberta, Canada (12)

10.17	Development agreement with Vision Exploration for prospect in Louisiana(12)

10.18	Subscription agreement and letter of investment intent, March 2006 private placement (5)

10.19	Warrant for the purchase shares of common stock, March 2006 private placement (5)

10.20	Registration rights agreement, March 2006 private placement (5)

10.21	Pipeline license agreement for Tuscaloosa project in Louisiana (12)

10.22	Subscription agreement and letter of investment intent, July 2006 private placement (15)

10.23	Warrant for the purchase shares of common stock, July 2006 private placement (15)

10.24	Registration rights agreement, July 2006 private placement (15)

10.25	Development agreement with Frank Davis Exploration for prospect in Louisiana (12)

10.26	Agreement for refurbishing and operating of drilling rig (6)

10.27	Consulting Agreement with Jeffrey Dworkin dated August 1, 2006 (15)

10.28	Office Rent Agreement with Terrence Dunne & Associates dated August 1, 2006 (15)

10.29	Consulting Agreement with Michael Hooper dated August 3, 2006 (15)

10.30	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (7)

10.31	Farmout agreement with Monarch Gulf Exploration, Inc. (8)

10.32	Oil and gas lease with Anadarko E&P Company, L.P. (9)

10.33	Drilling contract with Energy Drilling for two wells in Louisiana (11)

10.34	Consulting Agreement with Tim Lindsey effective January 2, 2007 (15)

10.35	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2007 (15)

10.36	Consulting Agreement with Jeffrey Dworkin effective March 1, 2007 (15)

10.37	Consulting Agreement with Michael Hooper effective March 1, 2007 (15)

10.38	Employment Agreement with Eric Moe, CEO effective March 1, 2007 (15)

10.39	Employment Agreement with Bennett Anderson effective March 1, 2007 (15)

10.40	Employment Agreement Thomas Kilbourne effective March 1, 2007 (15)

10.41	Office Rent Agreement with Terrence Dunne & Associates effective May 1, 2007 (15)

10.42	Seismic Option Farmin Agreement with Chevron U.S.A. (13)

10.43	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (14)

10.44	Definitive Purchase and Sale Agreement with Lasso Partners, LLC (18)

10.45	Letter of Agreement to Amendment of Purchase and Sale Agreement with Lasso Partners, LLC (17)

10.46	Warehousing Line of Credit Promissory Note and Personal Guaranty (18)

10.47	Purchase of Tuscaloosa interest from Kirby Cochran (18)

10.48	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin) (18)

10.49	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe) (18)

10.50	Letter of Agreement on North Shuteston Assignment of Interest (18)

14.01	Ethical Business Conduct Policy Statement (16)

14.02	Code of Ethics for Senior Financial Officers (16)

16.01	Change in Certifying Accountant (10)

Section 1350 Certifications

31.1	Certification of Timothy R. Lindsey (18)

31.2	Certification of James F. Westmoreland (18)

Section 1350 Certifications

32.1	Certification of Timothy R. Lindsey (18)

32.2	Certification of James F. Westmoreland (18)

99.1	Audit Fee Pre-Approval Policy (April 2008) (18)

(1)	Previously filed as exhibit to Form 8-K on November 5, 2004, and incorporated by reference herein.

(2)	Previously filed as exhibit to Form 8-K on April 7, 2005, and incorporated by reference herein.

(3)	Previously filed as exhibit to Form 10-KSB on June 15, 2005, and incorporated by reference herein.

(4)	Previously filed as exhibit to Form S-8 on August 19, 2005, and incorporated by reference herein.

(5)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.

(6)	Previously filed as exhibit to Form 8-K on September 6, 2006, and incorporated by reference herein.

(7)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.

(9)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.

(10)	Previously filed as exhibit to Form 8-K on November 15, 2006, and incorporated by reference herein.

(11)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.

(12)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.

(13)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.

(14)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.

(15)	Previously filed as exhibit to Form 10-KSB on September 21, 2007, and incorporated by reference herein.

(16)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.

(17)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.

(18)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 that relates to services provided by our registered public accounting firm and the fees incurred for services provided during fiscal years 2008 and 2007 is incorporated by reference from the information appearing under the captions “Fees Billed by Independent Public Accountants” in our definitive proxy statement or in an amendment to this Annual Report on Form 10-KSB/A that is to be filed with the SEC within 120 days of the end of our fiscal year on February 29, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ TIMOTHY R. LINDSEY
Timothy R. Lindsey, its
Interim President and Chief Executive Officer Date: May 27, 2008

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
Executive Vice President and Chief Financial Officer Date: May 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ TIMOTHY R. LINDSEY Timothy R. Lindsey	By:	/s/ DALE B. LAVIGNE Dale B. Lavigne
	Director/Interim President and Chief Executive Officer Date: May 27, 2008		Director / Chairman Date: May 27, 2008

By:	/s/ RONALD D. LAVIGNE Ronald D. Lavigne Director Date: May 27, 2008	By:	/s/ JAMES F. MEARA James F. Meara Director Date: May 27, 2008

EXHIBIT INDEX
The following Exhibits are filed as part of the report:

3.01	Articles of Incorporation, as amended (18)

3.02	Amended and Restated Bylaws (16)

4.01	Registration statement of securities (4)

4.02	Designations of Series A Convertible Preferred Stock (filed as Articles of Amendment to the Articles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006 and filed as part of Exhibit 3.01 herewith.)

10.01	Quitclaim mining deed with Silver Crown Mining of mineral rights in Idaho (12)

10.02	Agreement with Crosspoint Holdings, Inc. for the purchase of Series A Preferred Stock (1)

10.03	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2005 (15)

10.04	Consulting Agreement with AnMac Enterprises effective March 1, 2005 (15)

10.05	Consulting Agreement with Eric Moe effective March 1, 2005 (15)

10.06	Expiration of Series A Stock Purchase Agreement with Crosspoint Holdings, Inc., (2)

10.07	Drilling agreement with MPG Petroleum for Ginny South project. (3)

10.08	Agreement with MPG Petroleum to join land bank for Pearl Prospect (3)

10.09	Consulting agreement with Summitt Ventures for management services (3)

10.10	Development agreement with Chicago Mill Joint Venture for Louisiana project (12)

10.11	Prospect review and non-competition agreement for California project (12)

10.12	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project (12)

10.13	Development agreement with Oracle Operating Co. for Texas project (12)

10.14	Prospect review agreement for California project (12)

10.15	Development agreement with Vision Exploration for Krotz Springs 3D Prospect (12)

10.16	Farmout agreement with Big Sky Western Canada for well in Alberta, Canada (12)

10.17	Development agreement with Vision Exploration for prospect in Louisiana(12)

10.18	Subscription agreement and letter of investment intent, March 2006 private placement (5)

10.19	Warrant for the purchase shares of common stock, March 2006 private placement (5)

10.20	Registration rights agreement, March 2006 private placement (5)

10.21	Pipeline license agreement for Tuscaloosa project in Louisiana (12)

10.22	Subscription agreement and letter of investment intent, July 2006 private placement (15)

10.23	Warrant for the purchase shares of common stock, July 2006 private placement (15)

10.24	Registration rights agreement, July 2006 private placement (15)

10.25	Development agreement with Frank Davis Exploration for prospect in Louisiana (12)

10.26	Agreement for refurbishing and operating of drilling rig (6)

10.27	Consulting Agreement with Jeffrey Dworkin dated August 1, 2006 (15)

10.28	Office Rent Agreement with Terrence Dunne & Associates dated August 1, 2006 (15)

10.29	Consulting Agreement with Michael Hooper dated August 3, 2006 (15)

10.30	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (7)

10.31	Farmout agreement with Monarch Gulf Exploration, Inc. (8)

10.32	Oil and gas lease with Anadarko E&P Company, L.P. (9)

10.33	Drilling contract with Energy Drilling for two wells in Louisiana (11)

10.34	Consulting Agreement with Tim Lindsey effective January 2, 2007 (15)

10.35	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2007 (15)

10.36	Consulting Agreement with Jeffrey Dworkin effective March 1, 2007 (15)

10.37	Consulting Agreement with Michael Hooper effective March 1, 2007 (15)

10.38	Employment Agreement with Eric Moe, CEO effective March 1, 2007 (15)

10.39	Employment Agreement with Bennett Anderson effective March 1, 2007 (15)

10.40	Employment Agreement Thomas Kilbourne effective March 1, 2007 (15)

10.41	Office Rent Agreement with Terrence Dunne & Associates effective May 1, 2007 (15)

10.42	Seismic Option Farmin Agreement with Chevron U.S.A. (13)

10.43	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (14)

10.44	Definitive Purchase and Sale Agreement with Lasso Partners, LLC (18)

10.45	Letter of Agreement to Amendment of Purchase and Sale Agreement with Lasso Partners, LLC (17)

10.46	Warehousing Line of Credit Promissory Note and Personal Guaranty (18)

10.47	Purchase of Tuscaloosa interest from Kirby Cochran (18)

10.48	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin) (18)

10.49	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe) (18)

10.50	Letter of Agreement on North Shuteston Assignment of Interest (18)

14.01	Ethical Business Conduct Policy Statement (16)

14.02	Code of Ethics for Senior Financial Officers (16)

16.01	Change in Certifying Accountant (10)

Section 1350 Certifications

31.1	Certification of Timothy R. Lindsey (18)

31.2	Certification of James F. Westmoreland (18)

Section 1350 Certifications

32.1	Certification of Timothy R. Lindsey (18)

32.2	Certification of James F. Westmoreland (18)

99.1	Audit Fee Pre-Approval Policy (April 2008) (18)

(1)	Previously filed as exhibit to Form 8-K on November 5, 2004, and incorporated by reference herein.

(2)	Previously filed as exhibit to Form 8-K on April 7, 2005, and incorporated by reference herein.

(3)	Previously filed as exhibit to Form 10-KSB on June 15, 2005, and incorporated by reference herein.

(4)	Previously filed as exhibit to Form S-8 on August 19, 2005, and incorporated by reference herein.

(5)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.

(6)	Previously filed as exhibit to Form 8-K on September 6, 2006, and incorporated by reference herein.

(7)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.

(9)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.

(10)	Previously filed as exhibit to Form 8-K on November 15, 2006, and incorporated by reference herein.

(11)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.

(12)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.

(13)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.

(14)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.

(15)	Previously filed as exhibit to Form 10-KSB on September 21, 2007, and incorporated by reference herein.

(16)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.

(17)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.

(18)	Filed herewith.