Form 10KSB/A
period 2008-02-29
DAYBREAK OIL & GAS INC
filed 2008-07-14
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1
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
Transitional Small Business Disclosure Format (Check one): Yes ☐      No ☑

EXPLANATORY NOTE
Daybreak Oil and Gas, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (“Amendment No.1”) to amend our Form 10-KSB for the year ended February 29, 2008 which was originally filed on May 27, 2008.
We are filing this Amendment No.1 to amend Part I, Item 1, Description of Business and Risk Factors; Item 2, Description of Properties; Part II, Item 6, Management’s Discussion and Analysis or Plan of Operations; Item 7, Financial Information; Note 3, Going Concern (being deleted in its entirety), Note 8, Discontinued Operations and Assets Held for Sale and added Note 13, Final Closing of Sale. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 amends these Items 1, 2, 6 and 7 in their entirety. For clarity to the reader, Part II, Item 7, Note 3 of the Form 10-KSB has been deleted in its entirety.
As disclosed in our Form 10-KSB filed on May 27, 2008, the Company’s financial statements for the year ended February 29, 2008 and February 28, 2007 have been audited by our current independent public accountant. Both of these reports include an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The report also states that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern. However, on January 18, 2008, we signed a purchase and sale agreement (“PSA”) with an undisclosed buyer for the sale of our Tuscaloosa project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. Consequently, our independent registered public accounting firm amended its report as of February 29, 2008 to exclude the explanatory paragraph on the Company’s ability to continue as a going concern.
For the convenience of the reader, this Form 10-KSB/A – Amendment No. 1, sets forth the original Form 10-KSB in its entirely, as filed on May 27, 2008, as amended by this 10-KSB/A – Amendment No. 1. However, this Amendment No. 1 continues to reflect the financial position of the Company as of the date of the original filing and, except as disclosed in this Explanatory Note, we have not updated the disclosure contained herein to reflect events that have occurred since the date of the original filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Chief Financial Officer. All other exhibits as filed in our Form 10-KSB filed on May 27, 2008 are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

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
On January 18, 2008, we signed a purchase and sale agreement (“PSA”) with an undisclosed buyer for the sale of our Tuscaloosa project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective date for each closing was January 1, 2008.
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
Risks related to investment in our Company
We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future even with the sale of our Tuscaloosa property
The Company reported a net loss of $4,266,173 for the fiscal year ended February 29, 2008, and a cumulative net loss from inception through February 29, 2008 of $17,130,244. While we do have enough cash to operate an extensive exploration and drilling program over the next twelve months, without successful exploration and development of properties your investment in the Company could become devalued or worthless.
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
Louisiana
Tuscaloosa Project in Tensas and Franklin Parishes. On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective date for each closing was January 1, 2008.
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

The trading prices of the common stock during the private placement period ranged from a low of $2.20 per share to a high of $2.35 per share. The proceeds from this offering were allocated to the following expenditures:
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
Preferred Stock
The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 of which none had been issued as of February 28, 2006. Our Preferred Stock may be entitled to preference over the Common Stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but unissued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of Preferred Stock.
On June 30, 2006, in action by the Board of Directors, 2,400,000 of these preferred shares were designated as Series A Convertible Preferred. In July 2006, we completed a private placement of the Series A Convertible Preferred that resulted in the issuance of 1,399,765 shares. At February 29, 2008, there were 1,297,465 shares issued and outstanding. There were a total of 102,300 shares that were converted to our common stock during the fiscal year.
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
At February 29, 2008, we had total liabilities of $435,460, comprised of $316,253 in accounts payable and $119,207 in asset retirement obligation (ARO) as compared with the February 28, 2007 balances for accounts payable of $2,110,458, notes payable (net of discount) of $334,999 and ARO of $99,427.
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
Cash flow from investing activities for the fiscal year ended February 29, 2008, was a positive $576,574 compared to ($(6,039,904)) for the same period ending February 28, 2007. This difference was due to a smaller decrease oil and gas properties ($(2,036,888) in comparison to $5,441,993 from the prior year) and the receipt of $2 million for the sale of 25% of the working interest in the Tuscaloosa Project as well as the payoff of the note receivable from the refurbishment of the drilling rig.
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
Since our inception, we have incurred recurring start-up losses from operations with negative cash flow and we have depended on external financing to sustain our operations. During the fiscal year ended February 29, 2008, we reported losses of $4.27 million. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful exploration and development activities and our ability to seek and secure capital from exterior sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless. The final closing of $5.5 million on the sale of our Tuscaloosa project will allow us to move forward with our exploration and drilling projects in California.
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
A table of our revenues for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Alabama — Gilbertown	$119,209	$2,110
Louisiana — Krotz Springs	74,740	—
Texas — Saxet Field	172,901	152,678

Total Revenues	$366,850	$154,788
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
Fiscal Year 2008 compared to Fiscal Year 2007 – Discontinued Operations
On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tuscaloosa project interests for $8 million dollars. The transaction closed in three tranches; the first closing of $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for each closing was January 1, 2008.

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
The F-1 returned to production in January 2008 after being shut-in since November 2006, and represents 9.1% of Tuscaloosa revenues. The F-3 commenced production in February 2007, and represents 58.9% of Tuscaloosa revenues. The A-1 well commenced production in December 2007, and represents 32% of Tuscaloosa revenues. We continued throughout the second half of the fiscal year to experience mechanical and technical production problems with both the F-1 and F-3 wells. The F-1 and A-1 wells contributed approximately 26.35% of total revenues in the fiscal year ended February 29, 2008. It is anticipated that the F-3 well will return to production in the second quarter of calendar year 2008.
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

Louisiana
On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tuscaloosa project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for each closing was January 1, 2008.
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

Summary
Daybreak Oil and Gas has repositioned itself during its fiscal 2008 year agreeing to sell its Tuscaloosa Project property for $8 million subject to customary closing adjustments. The first tranche of proceeds from this sale were used to pay off existing indebtedness, and the final two tranches will fund our upcoming drilling program at our East Slopes Project in California. We expect to begin drilling in the second quarter of 2008. The 3-D seismic acquisition phase over the entire are of mutual interest (“AMI”) has been completed; the data has been processed and a portfolio of future drilling prospects is currently being identified. The wells at East Slopes will be relatively inexpensive to drill and complete compared to the Tuscaloosa project wells. A multi-well drilling program targeting moderately risked potential oil resources in California affords Daybreak exposure to attractive economic upside. Available capital resulting from the Tuscaloosa sale transaction also provides us with the financial flexibility to pursue other possible projects on a select basis as they become available.

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
Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
May 27, 2008 except for Note 7 and Note 13, which is as of July 11, 2008

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets
As of February 29, 2008 and February 28, 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$59,133	$377,957
Investment in marketable securities, at market, cost of $155,445 and $2,356,213 respectively	155,445	2,356,213
Accounts receivable:
Oil and gas sales	311,277	56,906
Joint interest participants	502,420	799,970
Related party participants	—	41,357
Notes receivable (including accrued interest of $28,336)	—	828,336
Prepaid expenses and other current assets	20,942	76,895

Total current assets	1,049,217	4,537,634
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method	169,521	1,054,029
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $13,310 and $4,355 respectively	18,019	18,556
Assets held for sale	1,634,471	3,498,821
Joint interest receivable — long term	500,000	—
OTHER ASSETS	289,809	102,426

Total assets	$3,661,037	$9,211,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$316,253	$2,110,458
Note payable — related party	—	200,000
Convertible debentures, net of discount of $90,002	—	134,999

Total current liabilities	316,253	2,445,457
OTHER LIABILITIES
Asset retirement obligation	119,207	99,427

Total liabilities	435,460	2,544,884

COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock — 10,000,000 shares authorized, $0.001 par value; Series A Convertible Preferred stock — 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 1,297,465 and 1,399,764 shares issued and outstanding respectively	1,298	1,400
Common stock — 200,000,000 shares authorized; $0.001 par value, 44,293,299 and 40,877,230 shares issued and outstanding respectively	44,294	40,877
Additional Paid-In Capital	21,046,264	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(17,130,244)	(12,864,071)

Total stockholders’ equity	3,225,577	6,666,582

Total liabilities and stockholders’ equity	$3,661,037	$9,211,466

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

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period from Inception (March 1, 2005) through February 28, 2007

							Deficit
							Accumulated
	Series A Convertible				Additional		During the
	Preferred Stock		Common Stock}		Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
BALANCE, March 1, 2005 (Exploration stage date of inception)	—	$—	18,199,419	$18,199	$709,997	$(736,035)	$—	$(7,839)

Issuance of common stock for:								—
Cash	—	—	4,400,000	4,400	1,083,100	—	—	1,087,500
Services	—	—	5,352,667	5,353	3,622,176	—	—	3,627,529
Oil and gas properties	—	—	700,000	700	411,300	—	—	412,000
Conversion of convertible debentures								—
and interest payable	—	—	806,135	806	200,728	—	—	201,534
Discount on convertible notes payable	—	—	—	—	1,240,213	—	—	1,240,213
Net loss	—	—	—	—	—	—	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	—	—	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								—
Cash	—	—	8,027,206	8,027	5,180,230	—	—	5,188,257
Services	—	—	1,270,000	1,270	2,606,430	—	—	2,607,700
Oil and gas properties	—	—	222,500	223	528,527	—	—	528,750
Conversion of convertible debentures	—	—	2,049,303	2,049	1,022,473	—	—	1,024,522
Purchase and cancellation of common stock:	—	—	(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	—	—	3,624,804	—	—	3,626,204
Discount on convertible notes payable	—	—	—	—	25,000	—	—	25,000
Extension warrants on convertible notes payable	—	—	—	—	119,283	—	—	119,283
Discount on preferred stock	—	—	—	—	4,199,295	—	—	4,199,295
Deemed dividend on preferred stock	—	—	—	—	(4,199,295)	—	—	(4,199,295)
Net loss	—	—	—	—	—	—	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								—
Cash	—	—	3,062,000	3,062	728,754	—	—	731,816
Services	—	—	10,000	10	4,490	—	—	4,501
Conversion of convertible debentures	—	—	37,169	38	27,840	—	—	27,878
Extension warrants on convertible notes payable	—	—	—	—	60,973	—	—	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(204)	—	—	—
Net loss	—	—	—	—	—	—	(4,266,173)	(4,266,173)

BALANCE, FEBRUARY 29, 2008	1,297,465	$1,298	44,293,299	$44,294	$21,046,264	$(736,035)	$(17,130,244)	$3,225,577

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
NOTE 3 – INVESTMENTS IN MARKETABLE SECURITIES:
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
NOTE 4 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS:
In June 2007, Daybreak as Operator for the drilling and completion phases of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to California Oil & Gas, Inc., (“COGC”) a 25% working interest participant for their delinquency in meeting the financial commitments in the drilling and completion of the KSU #59 well. Additionally, the Unitized Field Operator, was notified to place all revenue payments to COGC in suspense until the delinquency had been cured. Between August and October 2007, the Company received an aggregate of $199,970 in payments on this delinquency. In January 2008, Daybreak instituted legal action against COGC for their default. As of February 29, 2008 the outstanding balance on this account was $608,489. On May 1, 2008, Daybreak as part of a revenue assignment agreement with COGC received a payment of $108,427, representing the net revenue proceeds that had been held in suspense by the Unit Operator since production began in May 2007. Daybreak intends to vigorously pursue all legal remedies available to settle this outstanding debt.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
NOTE 5 — NOTES RECEIVABLE — DRILLING RIG AGREEMENT:
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
NOTE 6 — OIL AND GAS PROPERTIES:
Oil and gas properties, at cost:

	Year Ended	Year Ended
	February 29, 2008	February 28, 2007
Proved leasehold costs	$299,571	$125,000
Unproved leasehold costs	104,700	165,261
Costs of wells and development	1,732,958	574,933
Unevaluated capitalized exploratory well costs	—	599,442
Capitalized asset retirement costs	22,740	25,711

Total cost of oil and gas properties	2,159,969	1,490,347
Accumulated depletion, depreciation, amortization and impairment	(1,990,448)	(436,318)

Oil and gas properties, net	$169,521	$1,054,029

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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
NOTE 7 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:
On January 18, 2008 Daybreak signed a purchase and sale agreement (“PSA”) for the sale of its Tuscaloosa project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million closed on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for each closing was January 1, 2008.

	2008	2007

Oil and gas sales revenues – Tuscaloosa project	$650,754	$474,558
Cost and Expenses	(216,915)	(265,835)

Income from discontinued operations	$433,839	$208,723

Oil and gas properties, at cost for discontinued operations:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Proved leasehold costs	$1,556,423	$1,967,107
Unproved leasehold costs	310,657	737,156
Costs of wells and development	1,393,790	1,461,010
Unevaluated capitalized exploratory well costs	896,067	1,223,177
Capitalized asset retirement costs	57,567	67,746

Total cost of oil and gas properties	4,214,504	5,456,196
Accumulated depletion, depreciation, amortization and impairment	(2,580,033)	(1,957,375)

Oil and gas properties, net	$1,634,471	$3,498,821

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
NOTE 8 — CONVERTIBLE DEBENTURES:
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
The following table summarizes the issuances of Convertible Debentures and the Convertible Promissory Note:

	Interest
Description	Rate	Dates of Maturity	2008	2007

Principal balance, beginning of year			$134,999	$1,138,701

Principal issuances
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	—	—
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	—	—
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	—	25,000
$0.25 Convertible Promissory Note	0%	06/30/06	—	—

Total issuances during the year ended			—	1,163,701

Principal converted during the year
$0.25 Convertible Debentures	6%		—	(32,000)
$0.50 Convertible Debentures	10%		—	(806,700)
$0.75 Convertible Debentures	10%		—	(100,000)
$0.25 Convertible Promissory Note	0%		—
Total conversions during the year ended

Principal paid in cash			(134,999)

Principal balance, end of year			—	225,001
Unamortized discount, end of year			—	(90,002)

Total debt, net of discount			$0	$134,999

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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements
Purchase of Additional Working Interest in Tuscaloosa Project
During the fourth quarter of the fiscal year ended February 28, 2008. the Company finalized the acquisition of an additional 2% working interest in the Tuscaloosa project in Louisiana that had been jointly owned by three parties, two of whom were 413294 Alberta Ltd. and Tempest Energy, Inc. Robert N. Martin (former President and director; currently Senior Vice-President, Exploration) and Eric L. Moe (former Chief Executive Officer and director) are each the President of their respective companies. The interest purchased represented a 1.5% working interest in the Tensas Farms et al B-1 well and a 0.5% working interest in the F-3 well. The NRI (net revenue interest) of these three parties was 0.38% in the F-3 well. The purchase included the rights to revenue from first production. Daybreak paid an aggregate $27,808 for this interest. The sale was subject to the customary closing adjustments.
NOTE 10 — STOCKHOLDERS’ EQUITY:
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
NOTE 11 – WARRANTS:
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
NOTE 12 — INCOME TAXES:
Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

2008
Computed at U.S. and State statutory rates (40%)	$(1,706,435)
Permanent differences	68,415
Changes in valuation allowance	1,638,020

Total	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,574,000	$1,734,000
Oil and gas properties	1,745,820	947,800
Less valuation allowance	(4,319,820)	(2,681,800)

Total	$—	$—

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
NOTE 13 – FINAL CLOSING OF SALE OF TUSCALOOSA PROPERTIES SUBSEQUENT TO INITIAL FILING OF FORM 10-KSB:
On January 18, 2008, Daybreak signed a purchase and sale agreement (“PSA”) for the sale of its Tuscaloosa project interests for $8 million in cash. The transaction closed in three tranches; the first closing for $2 million closed on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak’s interests in the Tensas Farms F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area. Under terms of the PSA, the effective dates for each closing was January 1, 2008.
As a result of the final closing and the $5.5 million cash receipts, the conditions that gave rise to the Company’s going concern uncertainty have subsequently been resolved.

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

ITEM 13. EXHIBITS
The following Exhibits are filed as part of the report:

3.01	Articles of Incorporation, as amended (18)
3.02	Amended and Restated Bylaws (16)
4.01	Registration statement of securities (4)
4.02	Designations of Series A Convertible Preferred Stock (filed as Articles of Amendment to the Articles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006 and filed as part of Exhibit 3.01 herewith.)
10.01	Quitclaim mining deed with Silver Crown Mining of mineral rights in Idaho (12)
10.02	Agreement with Crosspoint Holdings, Inc. for the purchase of Series A Preferred Stock (1)
10.03	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2005 (15)
10.04	Consulting Agreement with AnMac Enterprises effective March 1, 2005 (15)
10.05	Consulting Agreement with Eric Moe effective March 1, 2005 (15)
10.06	Expiration of Series A Stock Purchase Agreement with Crosspoint Holdings, Inc., (2)
10.07	Drilling agreement with MPG Petroleum for Ginny South project. (3)
10.08	Agreement with MPG Petroleum to join land bank for Pearl Prospect (3)
10.09	Consulting agreement with Summitt Ventures for management services (3)
10.10	Development agreement with Chicago Mill Joint Venture for Louisiana project (12)
10.11	Prospect review and non-competition agreement for California project (12)
10.12	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project (12)
10.13	Development agreement with Oracle Operating Co. for Texas project (12)
10.14	Prospect review agreement for California project (12)
10.15	Development agreement with Vision Exploration for Krotz Springs 3D Prospect (12)
10.16	Farmout agreement with Big Sky Western Canada for well in Alberta, Canada (12)
10.17	Development agreement with Vision Exploration for prospect in Louisiana (12)
10.18	Subscription agreement and letter of investment intent, March 2006 private placement (5)
10.19	Warrant for the purchase shares of common stock, March 2006 private placement (5)
10.20	Registration rights agreement, March 2006 private placement (5)
10.21	Pipeline license agreement for Tuscaloosa project in Louisiana (12)
10.22	Subscription agreement and letter of investment intent, July 2006 private placement (15)
10.23	Warrant for the purchase shares of common stock, July 2006 private placement (15)
10.24	Registration rights agreement, July 2006 private placement (15)
10.25	Development agreement with Frank Davis Exploration for prospect in Louisiana (12)
10.26	Agreement for refurbishing and operating of drilling rig (6)
10.27	Consulting Agreement with Jeffrey Dworkin dated August 1, 2006 (15)
10.28	Office Rent Agreement with Terrence Dunne & Associates dated August 1, 2006 (15)
10.29	Consulting Agreement with Michael Hooper dated August 3, 2006 (15)
10.30	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (7)
10.31	Farmout agreement with Monarch Gulf Exploration, Inc. (8)
10.32	Oil and gas lease with Anadarko E&P Company, L.P. (9)
10.33	Drilling contract with Energy Drilling for two wells in Louisiana (11)
10.34	Consulting Agreement with Tim Lindsey effective January 2, 2007 (15)
10.35	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2007 (15)
10.36	Consulting Agreement with Jeffrey Dworkin effective March 1, 2007 (15)
10.37	Consulting Agreement with Michael Hooper effective March 1, 2007 (15)
10.38	Employment Agreement with Eric Moe, CEO effective March 1, 2007 (15)
10.39	Employment Agreement with Bennett Anderson effective March 1, 2007 (15)
10.40	Employment Agreement Thomas Kilbourne effective March 1, 2007 (15)

10.41	Office Rent Agreement with Terrence Dunne & Associates effective May 1, 2007 (15)
10.42	Seismic Option Farmin Agreement with Chevron U.S.A. (13)
10.43	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (14)
10.44	Definitive Purchase and Sale Agreement with Lasso Partners, LLC (18)
10.45	Letter of Agreement to Amendment of Purchase and Sale Agreement with Lasso Partners, LLC (17)
10.46	Warehousing Line of Credit Promissory Note and Personal Guaranty (18)
10.47	Purchase of Tuscaloosa interest from Kirby Cochran (18)
10.48	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin) (18)
10.49	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe) (18)
10.50	Letter of Agreement on North Shuteston Assignment of Interest (18)
14.01	Ethical Business Conduct Policy Statement (16)
14.02	Code of Ethics for Senior Financial Officers (16)
16.01	Change in Certifying Accountant (10)

Section 1350 Certifications
31.1	Certification of Timothy R. Lindsey (19)
31.2	Certification of James F. Westmoreland (19)

Section 1350 Certifications
32.1	Certification of Timothy R. Lindsey (19)
32.2	Certification of James F. Westmoreland (19)

99.1	Audit Fee Pre-Approval Policy (April 2008) (18)

(1)	Previously filed as exhibit to Form 8-K on November 5, 2004, and incorporated by reference herein.

(2)	Previously filed as exhibit to Form 8-K on April 7, 2005, and incorporated by reference herein.

(3)	Previously filed as exhibit to Form 10-KSB on June 15, 2005, and incorporated by reference herein.

(4)	Previously filed as exhibit to Form S-8 on August 19, 2005, and incorporated by reference herein.

(5)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.

(6)	Previously filed as exhibit to Form 8-K on September 6, 2006, and incorporated by reference herein.

(7)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.

(9)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.

(10)	Previously filed as exhibit to Form 8-K on November 15, 2006, and incorporated by reference herein.

(11)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.

(12)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.

(13)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.

(14)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.

(15)	Previously filed as exhibit to Form 10-KSB on September 21, 2007, and incorporated by reference herein.

(16)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.

(17)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.

(18)	Filed with Original Form 10-KSB filed on May 27, 2008.

(19)	Filed herewith.

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
Date: July 14, 2008

By:	/s/ JAMES F. WESTMORELAND James F. Westmoreland, its
Executive Vice President and Chief Financial Officer
Date: July 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ DALE B. LAVIGNE

	Timothy R. Lindsey		Dale B. Lavigne
	Director/Interim President and Chief Executive Officer		Director / Chairman
	Date: May 27, 2008		Date: May 27, 2008

By:	/s/ RONALD D. LAVIGNE	By:	/s/ JAMES F. MEARA

	Ronald D. Lavigne		James F. Meara
	Director		Director
	Date: May 27, 2008		Date: May 27, 2008