Form 10-Q
period 2008-05-31
DAYBREAK OIL & GAS INC
filed 2008-07-14
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-50107

DAYBREAK OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1012, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 232-7674
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes     ☐ No

At July 14, 2008 the registrant had 44,674,299 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets at May 31, 2008 (Unaudited) and February 29, 2008	3

	Statements of Operations for the Three Months Ended May 31, 2008 and 2007 and from March 1, 2005 (Date of Inception of Exploration Stage) to May 31, 2008 – (Unaudited)	4

	Statement of Changes in Stockholders' Equity – (Unaudited)	5

	Statements of Cash Flows for the Three Months Ended May 31, 2008 and 2007 and from March 1, 2005 (Date of Inception of Exploration Stage) to May 31, 2008 – (Unaudited)	7

	Notes to Unaudited Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4T.	Controls and Procedures	25

PART II – OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited

	As of May 31,	As of February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$249,135	$214,578
Accounts receivable:
Oil and gas sales	512,990	311,277
Joint interest participants	434,915	502,420
Prepaid expenses and other current assets	2,145	20,942
Total current assets	1,199,185	1,049,217
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation,
amortization and impairment, successful efforts method	156,794	169,521
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $15,921 and
$13,310 respectively	15,408	18,019
Assets held for sale	1,068,710	1,634,471
Joint interest receivable - long term	391,572	500,000
OTHER ASSETS	287,898	289,809

Total assets	$3,119,567	$3,661,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$154,784	$316,253
Total current liabilities	154,784	316,253
OTHER LIABILITIES
Asset retirement obligation	122,082	119,207
Total liabilities	276,866	435,460
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,206,465 and
1,297,465 shares issued and outstanding respectively	1,207	1,298
Common stock- 200,000,000 shares authorized; $0.001 par value, 44,626,299
and 44,293,299 shares issued and outstanding respectively	44,627	44,294
Additional Paid-In Capital	21,061,022	21,046,264
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(17,528,120)	(17,130,244)
Total stockholders’ equity	2,842,701	3,225,577
Total liabilities and stockholders' equity	$3,119,567	$3,661,037

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations - Unaudited

	For the Three Months Ended		From Inception
	May 31,		Through May 31,
	2008	2007	2008

REVENUE:
Oil and gas sales	$98,950	$73,365	$620,588

OPERATING EXPENSES:
Production costs	89,355	77,859	524,135
Exploration and drilling	85,423	155,211	2,326,797
Depreciation, depletion, amortization, and impairment	18,219	50,602	4,749,838
General and administrative	442,194	390,103	10,207,292
Total operating expenses	635,191	673,775	17,808,062

LOSS FROM CONTINUING OPERATIONS	(536,241)	(600,410)	(17,187,474)

OTHER INCOME (EXPENSE):
Administrative income	5,345	-	144,476
Interest income	2,871	32,568	148,478
Dividend income	358	874	9,596
Interest expense	(360)	(63,139)	(1,478,409)
Total other income (expense)	8,214	(29,697)	(1,175,859)

LOSS FROM CONTINUING OPERATIONS	(528,027)	(630,107)	(18,363,333)

Income from discontinued operations, net of Tax	130,151	12,447	835,213

NET LOSS	(397,876)	(617,660)	(17,528,120)

Cumulative convertible preferred stock dividend requirement	(54,626)	(61,229)	(446,344)

Deemed dividend - Beneficial conversion feature	-	-	(4,199,295)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(452,502)	$(678,889)	$(22,173,759)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.02)
Income from discontinued operations	0.00	0.00
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic and diluted	44,293,299	40,996,178

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity - Unaudited
For the Period from Inception (March 1, 2005) through May 31, 2008

	Series A Convertible						Deficit
	Preferred Stock		Common Stock		Additional		Accumulated
					Paid-In	Accumulated	During the
	Shares	Amount	Shares	Amount	Capital	Deficit	Exploration Stage	Total

BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures								-
and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes payable	-	-	-	-	119,284	-	-	119,284
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295

The accompanying notes are an integral part of these financial statements.

Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,490	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes payable	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(204)	-	-	-

Net loss	-	-	-	-	-	-	(4,266,173)	(4,266,173)

BALANCE, FEBRUARY 29, 2008	1,297,465	$1,298	44,293,299	$44,294	$21,046,264	$(736,035)	$(17,130,244)	$3,225,577

Issuance of common stock for:								-
Cash	-	-	60,000	60	14,940	-	-	15,000
Conversion of preferred stock	(91,000)	(91)	273,000	273	(182)	-	-	-

Net loss	-	-	-	-	-	-	(397,876)	(397,876)

BALANCE, MAY 31, 2008	1,206,465	$1,207	44,626,299	$44,627	$21,061,022	$(736,035)	$(17,528,120)	$2,842,701

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited

			From Inception
	Three Months Ended		March 1, 2005
	May 31,		Through May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(397,876)	$(617,660)	$(17,528,120)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	-	6,239,729
Depreciation, depletion, amortization and impairment expense	83,974	157,845	4,815,593
Exploration expense - dry wells	-	33,233	849,753
Non cash interest expense and accretion	-	52,370	1,470,051
Non cash interest and dividend income	(2,871)	(17,263)	(59,564)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(201,713)	(332,284)	(512,990)
Accounts receivable - related party participants	-	15,413	-
Accounts receivable - joint interest participants	175,933	(534,793)	(1,326,487)
Prepaid expenses and other current assets	18,797	29,320	(1,703)
Accounts payable and other accrued liabilities	(161,469)	(215,918)	641,073
Joint interest receivable - long term	-	-	500,000
Other assets	-	77,177	(77,177)
Net cash (used) in operating activities	(485,225)	(1,352,560)	(4,989,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	-	(250,000)	(275,000)
Additions to note receivable	-	-	(800,000)
(Increase) decrease in oil and gas properties	-	(936,662)	(8,915,744)
Purchase of fixed assets	-	(7,596)	(31,841)
Proceeds from sale of oil and gas properties	500,000		2,500,000
Proceeds from note receivable	-	-	800,000
Additions to oil and gas prepayments	4,782	-	77,174
Net cash provided by (used) in investing activities	504,782	(1,194,258)	(6,645,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	-	3,626,204
Proceeds from sales of common stock, net	15,000	-	7,022,573
Proceeds from related party notes payable	-	-	200,000
Proceeds (repayments) from borrowings	-	-	1,035,520
Net cash provided by financing activities	15,000	-	11,884,297

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	34,557	(2,546,818)	249,044

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	214,578	2,734,170	91

CASH AND EQUIVALENTS AT END OF PERIOD	$249,135	$187,352	$249,135

The accompanying notes are an integral part of these financial statements.

CASH PAID FOR:
Interest	$360	$5,000	$55,096
Income taxes	-	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$-	$-	$6,239,729
Common stock issued for oil and gas properties	-	-	940,750
Common stock repurchased and cancelled	-	-	(150,000)
Common stock issued on conversion of convertible debentures
and interest	-	27,877	1,253,934
Discount on convertible notes payable	-	-	1,326,186
Extension warrants on convertible notes payable	-	-	119,283
Conversion of preferred stock to common stock	$-	$-	$185

The accompanying notes are an integral part of these financial statements.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak” or the “Company”), under the laws of the State of Washington on March 11, 1955, Daybreak was organized to explore for, acquire, and develop mineral properties in the Western United States.  On May 4, 1964, our shareholders approved a name change to Daybreak Mines, Inc.  On March 1, 2005, Daybreak commenced operations as an independent oil and gas company engaged in the exploration, development and production of oil and gas. Until we have achieved significant and sustainable positive cash flow our financial results will be presented as an exploration stage company.  On October 25, 2005, our shareholders approved a name change to Daybreak Oil and Gas, Inc.

Basis of Presentation

The accompanying unaudited financial statements for Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

The audited financial statements at February 29, 2008, which are included in Daybreak’s Annual Report on Form 10-KSB for the year ended February 29, 2008, should be read in conjunction with these financial statements.

Certain prior period numbers are reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If Daybreak elects the Fair Value Option for certain financial assets and liabilities, it will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective March 1, 2008 for the Company. The adoption of this pronouncement did not have any impact on its operating results, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS FSP 157-2 is effective for the Company’s fiscal year beginning March 1, 2009.  This statement did not have any impact on Daybreak’s financial statements for the three months ended May 31, 2008.

Exploration Stage Company

On March 1, 2005 (the inception of exploration stage), Daybreak commenced oil and gas exploration and development activities. As of May 31, 2008, Daybreak has not produced a sustainable positive cash flow from its oil and gas operations. Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.

Daybreak will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that Daybreak’s oil and gas properties have generated significant and sustainable revenues.

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

NOTE 2 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS

In June 2007, Daybreak as Operator for the drilling and completion of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to California Oil & Gas, Inc., one of the working interest participants for delinquency in meeting their financial commitments in the drilling and completion of the KSU #59 well. This partner has a 25% working interest in the KSU #59 well. As of May 31, 2008, this working interest participant was delinquent $491,885. As partial payment of this default, California Oil & Gas has assigned their revenue interest in this well to Daybreak until the default is cured. In January 2008, Daybreak instituted legal action against this working interest participant for their default. The long-term portion of this receivable is recognized under joint interest receivable – long term.

NOTE 3 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On June 12, 2008 Daybreak completed the sale of its Tuscaloosa project interests for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak's interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area located in NE Louisiana.  Under terms of the purchase and sale agreement, the effective date for each closing was January 1, 2008.

	Three Months Ended
	May 31, 2008	May 31, 2007
Oil and gas sales revenues – Tuscaloosa project	$234,473	$154,854
Cost and Expenses	(104,322)	(142,407)
Income from discontinued operations	$130,151	$12,447

Oil and gas properties - discontinued operations, at cost

	May 31, 2008	February 29, 2008
Proved leasehold costs	$1,313,919	$1,556,423
Unproved leasehold costs	235,657	310,657
Costs of wells and development	1,393,790	1,393,790
Unevaluated capitalized exploratory well costs	713,567	896,067
Capitalized asset retirement costs	57,567	57,567
Total cost of oil and gas properties	3,714,500	4,214,504
Accumulated depletion, depreciation,
amortization, and impairment	(2,645,790)	(2,580,033)
Oil and gas properties, net	$1,068,710	$1,634,471

NOTE 4 — RELATED PARTY TRANSACTIONS

Office Lease

Daybreak leases offices from Terrence J. Dunne & Associates, a company owned by Terrence J. Dunne (former Chief Financial Officer, director and current 8.8% shareholder).  This office lease is currently on a month-to-month basis. On January 1, 2008, the monthly rent was reduced to $1,000 per month because of a reduction in the square footage being leased.

NOTE 5 – WARRANTS

Warrants outstanding and exercisable as of May 31, 2008 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	3.00	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	5.00	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	5.00	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	3.25	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	3.25	419,930
Convertible Debenture Term Extension	150,001	$2.00	3.50	150,001

Convertible Debenture 2nd Term Extension	112,000	$0.53	1.25	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	1.50	90,000
Spring 2006 PP Goodwill Warrants	4,013,602	$0.65	1.75	4,013,602
July 2006 PP Goodwill Warrants	1,399,765	$0.65	1.75	1,399,765
Placement Agent Warrants January 2008 PP	39,550	$0.25	2.75	39,550
	14,242,062			14.242,062

NOTE 6 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

May 31, 2008
Computed at U.S. and State statutory rates (40%)	$(159,150)
Permanent differences	1,950
Changes in valuation allowance	157,200
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	May 31, 2008	February 29, 2008
Deferred tax assets:
Net operating loss carryforwards	$2,880,600	$2,574,000
Oil and gas properties	1,596,420	1,745,820
Less valuation allowance	(4,477,020)	(4,319,820)
Total	$-	$-

At May 31, 2008, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $7,201,500 which will begin to expire, if unused, beginning in 2024. The valuation allowance increased approximately $157,200 and $1,638,020 for the three months ended and May 31, 2008 and year ended February 29, 2008, respectively. Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

NOTE 7 — STOCKHOLDERS’ EQUITY

Private Placements

On May 22, 2008, Daybreak closed an unregistered offering of its common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold either directly by Daybreak or by the placement agent, Newbridge Securities Corporation of Ft. Lauderdale, Florida. A total of 625,000 shares of unregistered common stock were sold to eight investors resulting in $156,250 in gross proceeds. Of these totals 60,000 shares of unregistered common stock were sold to two investors for $15,000 in the fiscal quarter ended May 31, 2008. Offering expenses were approximately $6,500. Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

The placement agent was paid a sales commission of 10% on their sales of the private placement and a non-accountable expense allowance of 3% on their sales totaling $23,113.  Additionally, the placement agent earned common stock warrants at a rate of 7% of their shares sold. These warrants are exercisable at $0.25 per share for a period of three years.  The placement agent earned 39,550 warrants. The warrants have a fair value of $10,442 and were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 2.44%; a stock price of $0.33; a volatility factor of 135.76%; and dividend yield of 0.0%. The placement agent warrants contain the customary anti-dilution provisions permitting the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets. As of May 31, 2008, no placement agent warrants had been exercised.

NOTE 8 — SERIES A CONVERTIBLE PREFERRED STOCK DIVIDEND

Daybreak has designated 2,400,000 shares of the authorized 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (Series A Stock), with a $0.001 par value. During the year ended February 28, 2007, Daybreak conducted a private placement sale of Series A Stock. A total of 1,399,765 shares of Series A Stock were sold in the private placement offering resulting in $4,199,291 of gross proceeds.  Subsequent to February 28, 2007, there have been 193,300 shares of Series A Stock converted into 579,900 shares of Daybreak common stock.

A component of the Series A Stock is a 6% annual cumulative dividend based on the original purchase price of the shares. The dividends may be paid in cash or common stock at the discretion of the Company. Accumulations of annual dividends do not bear interest and are not payable until a dividend is declared by the Company. Dividends are earned until the Series A Stock is converted to common stock.

The table below details each fiscal year and the interim quarter of the current year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	101	$153,966
Year Ended February 29, 2008	91	237,752
Quarter Ended May 31, 2008	86	54,626

Total Accumulated Dividends		$446,344

NOTE 9 — SUBSEQUENT EVENT

On June 12, 2008 Daybreak completed the sale of its Tuscaloosa project interests for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.  The sale includes Daybreak's interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area located in NE Louisiana.  Under terms of the purchase and sale agreement, the effective date for each closing was January 1, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Provision

The following Management’s Discussion and Analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. (the “Company”, “Daybreak”, “we”, “us”, “our”) during the period covered by the financial statements. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such “forward-looking” statements include those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward looking statements involve risk and uncertainty. These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. To understand about forward looking statements, please refer the section labeled forward looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q and with the Company’s latest audited financial statements as reported in its Form 10-KSB/A for the year ended February 29, 2008.

Introduction

The following discussion of our results of operations for the three month periods ended May 31, 2008 and May 31, 2007 and of our financial condition as of May 31, 2008, should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

We are an early stage oil and gas exploration company with a limited operating history and minimal proven reserves, production and cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings. Our management cannot provide any assurances that Daybreak will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in our most recent report on Form 10-KSB/A for our fiscal year ended February 29, 2008 (Item 1. Description of Business – “Risk Factors”).

Plan of Operation

As an exploration stage energy company concentrating on oil and gas exploration, development and production; our expenditures consist primarily of costs of geological and engineering services, mineral lease acquisition costs, exploration and drilling costs and travel expenses. Our expenses also consist of consulting and professional services expenses, compensation, legal and accounting expenses and general and administrative expenses which we have incurred in order to address necessary organizational activities.

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and the prevailing prices of oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently developing projects in Alabama, California, and Texas. In January 2007, drilling on the Krotz Springs project in Louisiana began and Daybreak was the operator of record for the drilling and completion phases of this project. In Alabama, we have been operator of the East Gilbertown Field since June 2007. In the past we have relied on our working interest partners to negotiate all drilling, and sales contracts. During the past three fiscal years, we have been involved in the drilling/workover and/or completion of thirteen wells in Alabama, Louisiana, Texas and in Alberta, Canada. We have achieved or increased commercial production in nine of these wellbores.

Liquidity and Capital Resources

Our working capital and current ratio (current assets divided by current liabilities) are as follows.

	May 31,	February 29,
	2008	2008
Current Assets	$1,199,185	$1,049,217
Current Liabilities	154,784	316,253
Working Capital	$1,044,401	$732,964

Current Ratio	7.75	3.32

While these two ratios are important, numerous other factors may also affect the liquidity and capital resources of Daybreak. Working capital increased from $732,964 as of February 29, 2008, to $1,044,401 as of May 31, 2008, an increase of $311,437. This increase was due to the receipt of $500,000 from the amended second closing for the sale of our working interest in the Tuscaloosa project in NE Louisiana.

Our business is capital intensive. Our ability to grow is dependent upon our ability to obtain outside capital and generate cash flows from operating activities to fund our investment activities. At this time, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities.

Our only source of funds in the past has been through the debt or equity markets. Since we have not yet established profitable operations, this may also be a source of funds in the future along with possible oil and gas asset sales as deemed appropriate.  Our business model is focused on acquiring exploration and developmental properties as well as existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of profitable oil and gas producing properties, which will very likely require us to continue to raise equity or debt capital from sources outside of the Company.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself. These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.

Since our future operations will continue to be heavily dependent on our ability to seek and secure capital from exterior sources, and should we be unable to continue to find new capital from such sources, any equity investment could become worthless.

Since our inception, we have suffered recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations. During the fiscal year (“FY”) ended February 29, 2008, we reported losses from operations of $8.6 million. Losses have continued into the 1st Quarter FY 2009, with the Company reporting a loss of $397,876 for the three months ended May 31, 2008. Although these losses are an improvement from the loss of $617,660 for the same period in the prior year, there is no assurance that we can ever achieve sustainable profitability. Failure to achieve sustainable profitability could cause any equity investment to become substantially impaired in value.

Critical Accounting Policies

Refer to form 10-KSB.

Three Months Ended May 31, 2008 compared to the Three Months Ended May 31, 2007 – Continuing Operations

The following discussion compares our results for the three month periods ended May 31, 2008 and May 31, 2007. These results cover our continuing operations in Gilbertown Field in Alabama, Krotz Springs Project in Louisiana and Saxet Field in Texas.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in August 2006.  Prior to that date, we had no revenues from continuing operations.

For the quarter ended May 31, 2008, total revenues from continuing operations increased $25,585, or 34.87% from the same quarter in the prior fiscal year. We recorded revenues from our interests in twenty (20) producing wells for the quarter ended May 31, 2008. A table of our revenues for the quarter ended May 31, 2008 compared to the quarter ended May 31, 2007 follows:

	Quarter Ended	Quarter Ended
	May 31, 2008	May 31, 2007
Alabama – Gilbertown	$49,508	$14,825
Louisiana – Krotz Springs	10,712	4,792
Texas – Saxet Field	38,730	53,748
Total Revenues	$98,950	$73,365

The Gilbertown Field is the oldest commercial producing field in Alabama having been in production since the 1940’s. There are opportunities in at least 21 existing well bores that can be re-entered in potential sands of the Eutaw zones and Selma Chalk Formations at depths of 2,500 to 3,500 feet.

The principal producing zone is the multiple sand horizons in the Lower Cretaceous Eutaw sands.  Production is relatively heavy oil (approximately 18º API). Gilbertown Field revenues increased $34,683, or 234% compared to the same quarter in the prior fiscal year. This increase was due to both increased daily production and higher oil prices. These revenues represented 50.03% of total revenues from continuing operations.

The Krotz Springs project in Louisiana began commercial production in May 2007. The KZU SU; KU No. 59 (KSU #59 [formerly Haas-Hirsch #1]) well produces both oil and gas. Some of the raw gas production from the KSU #59 well is converted to liquids for sale. Krotz Springs revenues increased $5,920, or 124% compared to the same quarter in the prior fiscal year. This increase primarily due to having three full months of production as compared to one partial month from the prior year and also higher oil and gas prices compared to a year ago. These revenues represented 10.83% of total revenues from continuing operations.

The Saxet Deep Field in Texas has produced since the 1940’s and production from the three wells is both oil and gas. Saxet Field revenues decreased $15,018 or 28% compared to the same quarter in the prior fiscal year. This decrease was due to lower production because of the wells being shut-in due to production problems throughout the quarter. These revenues represented 39.14% of total revenues from continuing operations.

Costs and Expenses.  Total operating expenses declined by $38,584, or 11.7% compared to the same quarter in the prior fiscal year. Operating expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, severance taxes and well workover projects; exploration costs including geological and geophysical costs as well as leasehold maintenance costs and dry hole drilling expenses; depreciation, depletion, amortization and impairment of equipment costs, proven reserves and property costs; and general and administrative expenses, including legal and accounting expenses, director and management fees, investor relations and travel expenses.  A table of our costs and expenses for the quarter ended May 31, 2008 compared to the quarter ended May 31, 2007 follows:

	Quarter Ended	Quarter Ended
	May 31, 2008	May 31, 2007
Production Costs	$89,355	$77,859
Exploration Costs	85,423	155,211
Depreciation, Depletion,
Amortization & Impairment	18,219	50,602
General & Administrative	442,194	390,103
Total Operating Expenses	$635,191	$673,775

Production costs increased $11,496, or 14.8% compared to the same quarter in the prior fiscal year. These costs relate directly to the existence of increased production revenues from the Gilbertown Field and the Krotz Springs well and the increased production costs in the Saxet Field. These costs represent 14.07% of total operating expenses from continuing operations.

Exploration expenses decreased $69,788, or 45.0% compared to the same quarter in the prior fiscal year. This decrease relates directly to lower geological and geophysical costs, and dry hole expenses in comparison to the prior year.  For the quarter ended May 31, 2008, we did not drill any dry hole wells as compared with one dry hole from the same quarter in the prior year. These costs represent 13.45% of total operating expenses from continuing operations.

Depreciation, depletion, amortization and impairment expenses decreased $32,383, or 64.0% compared to the same quarter in the prior fiscal year. This decrease relates directly to lack of new drilling activity in the quarter ended May 31, 2008 as well as the amount of impairment recognized on the KSU #59 well in the Krotz Springs project in the same quarter of last year. These costs represent 2.87% of total operating expenses from continuing operations.

General and administrative costs increased $52,091, or 13.35% compared to the same quarter in the prior fiscal year. Legal increased $25,665, or 207% from work done to improve our Corporate Governance and the sale of our Tuscaloosa project in Louisiana. Accounting increased $34,909, or 38% because of the increased financial reporting requirements. Management and director fees increased by $11,700 while investor relations fees declined by $16,000. These G&A costs represent 69.62% of total operating costs.

Interest and dividend income decreased $30,213, or 91% compared to the same quarter in the prior fiscal year due to lower average cash and cash equivalent balances.

Interest expense decreased by $55,381, or 99% compared to the same quarter in the prior fiscal year due to an aggressive program to eliminate existing debt in the form of convertible debentures.

Due to the nature of our business, as well as the relative immaturity of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited in the prior sentence.  General and administrative costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Alabama (East Gilbertown Field)

Choctaw County.  In December 2006, we acquired a working interest in this existing oilfield project.  From December 2006 through March 2007, we incrementally increased our working interest in this project from 2.5% to 12.5%.  On June 1, 2007, we became the operator of the East Gilbertown Field. Future plans are to continue to increase production in the field by bringing more non-producing wellbores back into production.  As of May 31, 2008, we had spent $421,626 in leasehold, production and workover costs associated with this field.  We plan to spend approximately $200,000 in capital repairs and new investments within the field in the next twelve months based on our current working interest percentage.

California (East Slopes and Expanded AMI Prospects)

Kern and Tulare Counties.  In May 2005, we agreed to jointly explore an Area of Mutual Interest (“AMI”) in the southeastern part of the San Joaquin Basin near Bakersfield, California. As our exploration work has continued to develop this project has been divided into two project areas referred to as the “East Slopes” project (Kern County) and the Expanded AMI project (Tulare County). We have now jointly leased about 25,633 undeveloped acres in the two AMI’s. Drilling targets are porous and permeable sandstone reservoirs at depths of 1,200 feet to 4,000 feet.

East Slopes Prospect

In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area.  By paying the full cost of a 35 square-mile high resolution 3-D seismic survey program Chevron has earned a 50% interest in the Daybreak et al lands and a 50% working interest for the drilling of future wells in the project area. After paying 50% of the cost for drilling the first four wells Daybreak will earn a 25% interest in the Chevron lands and a 25% working interest for the drilling of future wells in the project area. The four initial test wells must be drilled within nine months of the seismic data interpretation being completed.  Multiple potential drilling locations have already been identified through the ongoing interpretation of the seismic data.  Drilling is expected to commence in the second half of 2008.  We plan to spend approximately $2,000,000 in new capital investments within the AMI covering the Seismic Option area in the upcoming twelve months.

Expanded AMI Prospect

Two prospect areas to the north of the East Slopes AMI and outside the Chevron 3-D seismic survey area have been identified and we are actively leasing lands in the Expanded AMI prospect area. Daybreak has a 50% of the working interest in the area that is not in the Chevron partnered East Slopes AMI project area.

As of May 31, 2008, we have spent $778,806 in leasehold and geologic and geophysical costs associated with these two prospect areas.

Louisiana

The Krotz Springs Project in St. Landry Parish.  The Krotz Springs Project is a deep gas play with current net production from a Cockfield Sands reservoir. Daybreak was the operator for this project during the drilling and completion phases of this single well.  When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator for this well. Total project drilling and completion costs were approximately $9.2 million.  We have a 12.5% working interest in this project, with a net revenue interest (“NRI”) of 9.125%.  As of May 31, 2008, we had spent $1.25 million in leasehold, drilling, completion and production costs associated with this project. Current production is being evaluated prior to re-completing another prospective producing zone in the well in which Daybreak will spend approximately $25,000 in the next twelve months.

The North Shuteston Prospect. The North Shuteson Prospect, also in St. Landry Parish is a three dimensional (“3-D”) seismic objective supported by a shallow amplitude anomaly at a depth of 2,300 feet.  This anomaly is related to a Miocene Age Sand.  On April 23, 2008, we assigned our interest in this project to another party in exchange for a two percent (2.0%) overriding royalty interest (“ORRI”) in the production revenue from the start of production.  Drilling will begin on this project during the summer of 2008; however, Daybreak no longer has a working interest in this project, and therefore will not have any more capital investment.  As of May 31, 2008, we had spent about $130,000 in leasehold, geologic and geophysical (“G&G”) and project management costs associated with this project.

Avoyelles Parish. The Avoyelles Parish prospect is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil.  The project is focused on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa Formation; and, the fractured Lower (Austin) Chalk.  Plans call for a 3-D seismic survey covering about 36 square miles.  This is primarily a deep gas play. Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D seismic and $6,000,000 for drilling the first well. We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the AMI. Daybreak has a 35% working interest in this project.  As of May 31, 2008, we had spent $445,659 in leasehold, seismic and project management costs associated with this exploration project.  We and our existing working interest partners endeavor to secure other industry partners to participate in additional land acquisition and seismic costs before proceeding with drilling.  We are not planning on spending any funds in capital investments within the field in the next twelve months and are planning to farm-out on our interest to an industry partner.

Texas (Saxet)

Nueces County.  In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field a previously produced oilfield, on a developed 320 acre lease.  The project is located within the city limits of Corpus Christi, Texas.  We have a variable working interest in the project, with an average well working interest of 25.24% and a net revenue interest (“NRI”) of 14.25% on all production from these wells.

In May 2006, we started the re-work of the first well, the Weil 8-C well.  This well was successfully reworked and placed into production in August 2006. In August and September 2006, we re-entered and started to produce from both the Weil 3-C and Weil 7-C wells.  Two other wells the Weil 2-C and the Weil 6-C were re-entered in September and October of 2006, and are now being used as salt water disposal wells.

As of May 31, 2008, we had spent $788,054 in leasehold, workover, production, pipeline and production facility costs associated with this project.

We have continued to face increased production costs in the Saxet with a workover required on an existing salt water disposal well. The workover was completed in late September 2007.  We anticipate being able to continue production of the field; however, there is no assurance that commercial returns will continue.  We plan on spending approximately $50,000 in capital new investments within the field in the next twelve months.

Three Months Ended May 31, 2008 compared to the Three Months Ended May 31, 2007 – Discontinued Operations

The following discussion compares our results for the three month periods ended May 31, 2008and May 31, 2007. These results cover our discontinued operations in the Tuscaloosa Project in NE Louisiana.

On June 12, 2008, Daybreak completed the sale of its Tuscaloosa Project interests for $8 million in cash.  The transaction closed in three tranches: the first closing for $2.0 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.

The sale includes Daybreak's interests in five wells known as the Tensas Farms F-1, F-3, B-1, A-1 and F-2 wells, and all of its remaining acreage and infrastructure in the project area located in NE Louisiana.  Under terms of the purchase and sale agreement, the effective date for each closing was January 1, 2008.

Revenues.  For the quarter ended May 31, 2008, we realized revenues from oil and gas production of the Tensas Farms F-1, F-3 and A-1 wells.  We realized our first revenues from the F-1 in June 2006; the F-3 in February 2007; and the A-1 in December 2007.

For the quarter ended May 31, 2008, total revenues from discontinued operations increased $81,098, or 52.88%, from the same quarter in the prior fiscal year. This increase was from the F-1 well returning to production and the new production from the A-1 well compared to production from only the F-3 well in the same quarter of the prior fiscal year. A table of our revenues for the quarter ended May 31, 2008 compared to the quarter ended May 31, 2007 follows:

	Quarter Ended	Quarter Ended
	May 31, 2008	May 31, 2007
Tensas Farms F-1	$83,915	$-
Tensas Farms F-3	-	154,854
Tensas Farms A-1	150,558	-
Total Revenues	$234,473	$154,854

Costs and Expenses: Total operating expenses for the quarter ended May 31, 2008 decreased by $38,085, or 26.74% compared to the same quarter in the prior fiscal year. This decrease was primarily due to lower depreciation, depletion, amortization and impairment costs as compared to the same quarter of the prior year.  A table of our costs and expenses for the quarter ended May 31, 2008 compared to the quarter ended May 31, 2007 follows:

	Quarter Ended	Quarter Ended
	May 31, 2008	May 31, 2007
Production Costs	$22,942	$31,988
Exploration Costs	15,625	3,176
Depreciation, depletion, amortization and impairment	65,755	107,243
Total Operating Expenses	$104,322	$142,407

Other Liquidity Factors

On May 22, 2008, Daybreak closed an unregistered offering through a private placement of its common stock under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold either directly by Daybreak or by its placement agent, Newbridge Securities Corporation of Ft. Lauderdale, Florida. A total of 625,000 shares of unregistered common stock were sold to eight (8) investors resulting in $156,250 in gross proceeds. Of these totals 60,000 shares of unregistered common stock were sold to two investors for $15,000 in the fiscal quarter ended May 31, 2008. Offering expenses were approximately $6,500. Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

Addition to Board of Directors

On March 24, 2008, James F. Meara was appointed to our Board of Directors, thereby expanding the Company's Board to four members.

Summary

We may obtain the funds for any future development activities through various methods, including selling of oil and gas assets, issuing of equity or debt securities or obtaining joint venture partners. Raising additional funds by issuing common or preferred stock would further dilute our existing stockholder base. No assurances can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Off-Balance Sheet Arrangements

As of May 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which are not historical in nature, including statements of management’s expectations, intentions, plans and beliefs, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements include those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies. It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements. Investors are cautioned that all forward looking statements involve risk and uncertainty. These risks and uncertainties include: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing. Please refer to the “Risk Factors” section of our Form 10-KSB/A for the fiscal year ended February 29, 2008. This and all our previously filed documents are on file at the Securities and Exchange Commission (the “SEC”) and can be viewed on our website at www.daybreakoilandgas.com. Copies of the filings are available from our corporate office without charge.

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our website at www.daybreakoilandgas.com. Our stock is quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB. From July 2007 to December 13, 2007, our stock was quoted in the OTC pink sheet market, due to SEC filing delinquencies.  We returned to being quoted on the OTC Bulletin Board market after the filing of our report on Form 10-QSB for the quarter ended November 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is impacted by fluctuations in commodity prices (oil and gas) and the availability of customers for our oil and gas sales. The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential effect of market volatility on our financial condition and results of operations.

Oil and Gas Prices

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

We cannot predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can adversely affect our liquidity and our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on our financial condition, results of operations and capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, May 31, 2008, an evaluation was conducted by the Company's management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2008, to ensure timely reporting with the SEC.

(b)           Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result, Daybreak has instituted this lawsuit.  Service of this lawsuit has been perfected on COGC in Calgary, Alberta, Canada.  A final hearing date is anticipated to occur in August, 2008.

As of May 31, 2008, Daybreak had received $119,071 as a distribution of the COGC net revenue interest representing net production revenue from May 2007 through March 2008, less monthly lease operating expenses. These funds have been applied to the original default balance.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2008, Daybreak closed an unregistered offering of its common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold either directly by Daybreak or by the placement agent, Newbridge Securities Corporation of Ft. Lauderdale, Florida. A total of 625,000 shares of unregistered common stock were sold to eight investors resulting in $156,250 in gross proceeds. Of these totals 60,000 shares of unregistered common stock were sold to two investors for $15,000 in the fiscal quarter ended May 31, 2008. Offering expenses were approximately $6,500. Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

The placement agent was paid a sales commission of 10% on their sales of the private placement and a non-accountable expense allowance of 3% on their sales totaling $23,113.  Additionally, the placement agent earned common stock warrants at a rate of 7% of their shares sold. These warrants are exercisable at $0.25 per share for a period of three years.  The placement agent earned 39,550 warrants. The warrants have a fair value of $10,442 and were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 2.44%; a stock price of $0.33; a volatility factor of 135.76%; and dividend yield of 0.0%. The placement agent warrants contain the customary anti-dilution provisions permitting the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets. As of May 31, 2008, no placement agent warrants had been exercised.

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
James F. Westmoreland, its
Chief Financial OfficerChief Financial Officer
Date: July 14, 2008