Form 10-Q
period 2008-08-31
DAYBREAK OIL & GAS INC
filed 2008-10-15
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

At October 14, 2008 the registrant had 44,734,299 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited

	As of August 31,	As of February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,170,260	$59,133
Investment in marketable securities, at market
cost of $3,009,163 and $155,445	3,009,163	155,445
Accounts receivable:
Oil and gas sales	79,609	311,277
Joint interest participants	264,194	502,420
Prepaid expenses and other current assets	-	20,942
Total current assets	5,523,226	1,049,217
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation,
amortization, and impairment, successful efforts method	141,844	169,521
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $18,532
and $13,310 respectively	12,797	18,019
ASSETS HELD FOR SALE	-	1,634,471
JOINT INTEREST RECEIVABLE - LONG TERM	361,504	500,000
OTHER ASSETS	388,486	289,809
Total assets	$6,427,857	$3,661,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$99,769	$316,253
OTHER LIABILITIES
Asset retirement obligation	30,783	119,207
Total liabilities	130,552	435,460
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,170,465 and
1,297,465 shares issued and outstanding respectively	1,171	1,298
Common stock- 200,000,000 shares authorized; $0.001 par value, 44,734,299
and 44,293,299 shares issued and outstanding respectively	44,735	44,294
Additional paid-in capital	21,060,650	21,046,264
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(14,073,216)	(17,130,244)
Total stockholders’ equity	6,297,305	3,225,577
Total liabilities and stockholders' equity	$6,427,857	$3,661,037

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations – Unaudited

					From
			Six Months Ended,		Inception
	Three Months Ended,				Through
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008
REVENUE:
Oil and gas sales	$105,914	$98,042	$204,864	$171,407	$726,502

OPERATING EXPENSES:
Production costs	45,588	57,118	134,943	134,977	569,723
Exploration and drilling	158,921	378,186	244,344	533,396	2,485,718
Depreciation, depletion, amortization,
and impairment expense	18,980	72,460	37,199	266,284	4,768,818
General and administrative	414,426	501,632	851,275	891,735	10,477,242
Total operating expenses	637,915	1,009,396	1,267,761	1,826,392	18,301,501

OPERATING LOSS	(532,001)	(911,354)	(1,062,897)	(1,654,985)	(17,574,999)

OTHER INCOME (EXPENSE):
Interest income	4,236	3,870	7,465	37,312	162,310
Interest expense	(3)	(52,039)	(363)	(112,780)	(1,478,412)
Total other income (expense)	4,233	(48,169)	7,102	(75,468)	(1,316,102)

LOSS FROM CONTINUING OPERATIONS	(527,768)	(959,523)	(1,055,795)	(1,730,453)	(18,891,101)

DISCONTINUED OPERATIONS:
Income (Loss) from discontinued operations (net
of tax)	(10,769)	16,200	119,382	169,471	824,444
Gain from sale of oil and gas properties (net of
taxes of $-0-)	3,993,441	-	3,993,441	-	3,993,441

NET INCOME (LOSS)	3,454,904	(943,323)	3,057,028	(1,560,982)	(14,073,216)

Cumulative convertible preferred stock
dividend requirement	(53,274)	(67,687)	(107,900)	(123,065)	(499,618)
Deemed dividend - Beneficial conversion
feature	-	-	-	-	(4,199,295)

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS	$3,401,630	$(1,011,010)	$2,949,128	$(1,684,047)	$(18,772,129)

NET INCOME (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Income from discontinued operations	0.09	0.00	0.09	0.00
NET INCOME ( LOSS) PER COMMON
SHARE - Basic and diluted	$0.08	$(0.02)	$0.07	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	44,683,419	41,073,017	44,567,319	41,035,001

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity – Unaudited
For the Period from Inception (March 1, 2005) through August 31, 2008

							Deficit
	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		During the
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures								-
and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net (Loss)	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	$-	29,458,221	$29,458	$7,267,514	$(736,035)	$(4,472,041)	$2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes	-	-	-	-	119,284	-	-	119,284
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net (Loss)	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,490	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(204)	-	-	-

Net (Loss)	-	-	-	-	-	-	(4,266,173)	(4,266,173)

BALANCE, FEBRUARY 29, 2008	1,297,465	$1,298	44,293,299	$44,294	$21,046,264	$(736,035)	$(17,130,244)	$3,225,577

Issuance of common stock for:								-
Cash	-	-	60,000	60	14,940	-	-	15,000
Conversion of preferred stock	(91,000)	(91)	273,000	273	(182)	-	-	-
								-
Net (Loss)	-	-	-	-	-	-	(397,876)	(397,876)

BALANCE, MAY 31, 2008	1,206,465	$1,207	44,626,299	$44,627	$21,061,022	$(736,035)	$(17,528,120)	$2,842,701

Issuance of common stock for:								-
Cash	-	-	-	-	(300)	-	-	(300)
Conversion of preferred stock	(36,000)	(36)	108,000	108	(72)	-	-	-
								-
Net Income	-	-	-	-	-	-	3,454,904	3,454,904

BALANCE, AUGUST 31, 2008	1,170,465	$1,171	44,734,299	$44,735	$21,060,650	$(736,035)	$(14,073,216)	$6,297,305

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited

			From Inception
	Six Months Ended	Six Months Ended	March 1, 2005
	August 31,	August 31,	Through August 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,057,028	$(1,560,982)	$(14,073,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of oil and gas properties	(3,993,441)	-	(3,993,441)
Common stock issued for services	-	4,500	6,239,729
Depreciation, depletion, amortization, and
impairment expense	105,317	373,526	4,836,936
Exploration expense - Dry well	-	33,233	849,753
Non cash interest expense and accretion	-	102,770	1,470,051
Non cash interest income	(3,459)	(19,052)	(60,152)
Changes in assets and liabilities:
Accounts receivable - Oil and gas sales	(162,045)	(220,462)	(473,322)
Accounts receivable - Related party participants	-	14,607	-
Accounts receivable -Joint interest participants	393,829	266,318	(608,591)
Prepaid expenses and other current assets	20,942	60,484	441
Accounts payable and other accrued liabilities	(182,468)	(894,021)	171,885
Joint interest receivable - Long term	-	-	-
Other assets	-	-	(77,177)
Net cash (used) in operating activities	(764,297)	(1,839,079)	(5,717,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities, net	(2,853,718)	-	(3,009,163)
Purchase of reclamation bond	(100,000)	(250,000)	(375,000)
Purchase of oil and gas properties	(2,840)	(1,090,693)	(8,470,395)
Purchase of fixed assets	-	(8,930)	-
Proceeds from sale of oil and gas properties	5,812,500	-	7,812,500
Proceeds (repayments) from note receivable	-	800,000	(31,841)
Additions (deletions) to oil and gas prepayments	4,782	(44,823)	77,175
Net cash provided by (used in) investing activities	2,860,724	(594,446)	(3,996,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	-	3,626,204
Proceeds from sales of common stock, net	14,700	-	7,022,273
Proceeds from related party notes payable	-	-	200,000
Proceeds (repayments) from borrowings	-	(158,245)	1,035,520
Net cash provided by (used in) financing activities	14,700	(158,245)	11,883,997

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	2,111,127	(2,591,770)	2,170,169

CASH AND EQUIVALENTS AT BEGINNING
OF PERIOD	59,133	2,734,170	91

CASH AND EQUIVALENTS AT END
OF PERIOD	$2,170,260	$142,400	$2,170,260

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows – Unaudited (Continued)

			From Inception
	Six Months Ended	Six Months Ended	March 1, 2005
	August 31,	August 31,	Through August 31,
	2008	2007	2008
CASH PAID FOR:
Interest	$363	$10,010	$55,459
Income taxes	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$-	$4,500	$6,239,729
Common stock issued for oil and gas properties	$-	$-	$940,750
Common stock repurchased and cancelled	$-	$-	$(150,000)
Common stock issued on conversion of convertible
debentures and interest	$-	$27,878	$1,253,934
Discount on convertible notes payable	$-	$35,386	$1,326,186
Extension warrants on convertible notes payable	$-	$-	$119,283
Conversion of preferred stock to common stock	$-	$165	$185

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Daybreak Oil and Gas, Inc. (the “Company”, “Daybreak”, “we”, “us”, “our”) was originally incorporated on March 11, 1955 under the laws of the State of Washington as Daybreak Uranium, Inc.  Daybreak was organized to explore for, acquire, and develop mineral properties in the Western United States.  On May 4, 1964, our shareholders approved a name change to Daybreak Mines, Inc.  On March 1, 2005, Daybreak commenced operations as an independent oil and gas company engaged in the exploration, development and production of oil and gas. Until we have achieved significant and sustainable positive cash flow our financial results will be presented as an exploration stage company.  On October 25, 2005, our shareholders approved a name change to Daybreak Oil and Gas, Inc.

Basis of Presentation

The accompanying unaudited interim financial statements for Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.

The audited financial statements at February 29, 2008, which are included in Daybreak’s Annual Report on Form 10-KSB/A for the year ended February 29, 2008, should be read in conjunction with these financial statements.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FAS FSP 157-2 is effective for the Company’s fiscal year beginning March 1, 2009.  This statement did not have any impact on Daybreak’s financial statements for the six months ended August 31, 2008.

Exploration Stage Company

On March 1, 2005 (the inception of exploration stage), Daybreak commenced oil and gas exploration and development activities. As of August 31, 2008, Daybreak has not produced a sustainable positive cash flow from its oil and gas operations.  Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.”  Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.

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

The Company routinely maintains balances in financial institutions in excess of the federally insured amount. The Company has not experienced any loss relating to such deposits.

Investment in Marketable Securities

Daybreak determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance-sheet date.  Daybreak classifies all investments in marketable debt and equity securities as trading securities as they are bought and held principally for the purpose of selling them in the near term.  These securities are reported at fair value, with realized and unrealized gains and losses recognized in earnings.  The fair value of all securities is determined by quoted market prices.  These investments are not insured by the Federal Deposit Insurance Corporation. The Company has not experienced any loss relating to these securities.

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

Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company reviews proved oil and natural gas properties and other long-lived assets for impairment.  These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties.  Daybreak estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.  When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate.  There was no impairment for the six months ended August 31, 2008.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value.  An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.  There was no impairment for the six months ended August 31, 2008.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Daybreak had no significant imbalances as of August 31, 2008.

Reclamation Bonds

Included in other assets at August 31, 2008 is $250,000 paid to U.S. Specialty Insurance Company to act as surety in pledging a bond to the State of Alabama in connection with asset retirement obligations for future plugging, abandonment and site restoration.

Also, included in other assets at August 31, 2008 is $100,000 held in the form of a Certificate of Deposit with Bank of America for an Operator bond in the State of California.

Reclassifications

Certain accounts in the prior period were reclassified to conform with the current period’s financial statement presentation.

NOTE 3 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS

In June 2007, Daybreak, as operator for the drilling and completion of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to California Oil & Gas, Corporation (“COGC”), one of the working interest participants, for delinquency in meeting their financial commitments in the drilling and completion of the KSU #59 well. COGC was responsible for twenty-five percent (25%) of the working interest costs in the KSU #59 well.  In January 2008, Daybreak filed suit in the 19th Judicial Court, East Baton Rouge Parish, State of Louisiana against COGC for their default. As partial payment of this default, COGC has assigned their revenue interest in the KSU # 59 to Daybreak until the default is cured. As of August 31, 2008, Daybreak has received $138,496 representing net production revenue less monthly lease operating expenses from May 2007 through June 2008 on behalf of COGC. This amount has been applied against the delinquent receivable leaving a current balance due of $473,115 as of August 31, 2008.  The long-term portion of this receivable is recognized under joint interest receivable – long term.

NOTE 4 — OIL AND GAS PROPERTIES:

Oil and gas properties at August 31 and February 29, 2008 consisted of the following:

	August 31, 2008	February 29, 2008
Proved leasehold costs	$302,410	$299,571
Unproved leasehold costs	104,700	104,700
Costs of wells and development	1,732,958	1,732,958
Capitalized asset retirement costs	22,741	22,740
	2,162,809	2,159,969
Less - Accumulated depletion, depreciation, amortization and impairment	(2,020,965)	(1,990,448)
	$141,844	$169,521

NOTE 5 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On June 12, 2008 Daybreak completed the sale of its Tuscaloosa project interests for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.  The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area located in NE Louisiana.  Under terms of the purchase and sale agreement, the effective date of the sale for each closing was January 1, 2008. The sale of the Tuscaloosa project resulted in a gain for the six months ended August 31, 2008 of $3,993,441, net of taxes of $0.  Prior period income statement amounts applicable to the Tuscaloosa project were reclassified and included under Income (Loss) from discontinued operations while related assets are classified as Assets Held for Sale in the balance sheet.

The following tables present the loss and income for the interim periods shown and from Inception.

	Three Months Ended
	August 31, 2008	August 31, 2007
Oil and gas sales revenues – Tuscaloosa project	$-	$196,652
Cost and expenses	(10,769)	(180,452)
Loss from discontinued operations	$(10,769)	$16,200

	Six Months Ended
	August 31, 2008	August 31, 2007
Oil and gas sales revenues – Tuscaloosa project	$234,473	$348,331
Cost and expenses	(115,091)	(178,860)
Income from discontinued operations	$119,382	$169,471

From Inception through
August 31, 2008
Oil and gas sales revenues – Tuscaloosa project	$1,317,424
Cost and expenses	(492,980)
Income from discontinued operations	$824,444

The following pro forma information assumes the disposition of the Tuscaloosa project occurred as of March 1, 2008.

Six months ended August 31, 2008	As Reported	Pro Forma
Revenues	$204,864	$204,864
Net loss for the period	(1,055,795)	(1,055,795)
Loss per share	(0.02)	(0.02)

Six months ended August 31, 2007	As Reported	Pro Forma
Revenues	$171,407	$171,407
Net loss for the period	(1,730,453)	(1,730,453)
Loss per share	(0.04)	(0.04)

Discontinued operations have not been segregated in the statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the statement of operations.

NOTE 6 — RELATED PARTY TRANSACTIONS

Office Lease

Daybreak leases offices from Terrence J. Dunne & Associates, a company owned by Terrence J. Dunne (former Chief Financial Officer, director and current 8.9% shareholder).  This office lease is currently on a month-to-month basis. On January 1, 2008, the monthly rent was reduced to $1,000 per month because of a reduction in the square footage being leased.

NOTE 7 – WARRANTS

Warrants outstanding and exercisable as of August 31, 2008 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	2.75	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	4.75	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	4.75	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	3.00	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	3.00	419,930
Convertible Debenture Term Extension	150,001	$2.00	3.25	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	1.00	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	1.25	90,000
Spring 2006 PP Goodwill Warrants	4,013,602	$0.65	1.50	4,013,602
July 2006 PP Goodwill Warrants	1,399,765	$0.65	1.50	1,399,765
Placement Agent Warrants January 2008 PP	39,550	$0.25	2.50	39,550
	14,242,062			14,242,062

During the six months ended August 31, 2008, no warrants were exercised and no additional warrants were issued. As of August 31, 2008 and 2007, there were 14,242,062 and 8,659,145 warrants issued and outstanding respectively.  The intrinsic value of all warrants at August 31, 2008 was $10,364.

NOTE 8 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	August 31, 2008	August 31, 2007
Computed at U.S. and State statutory rates (40%)	$1,222,808	$(624,400)
Permanent differences	2,750	40,100
Changes in valuation allowance	(1,225,558)	584,300
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2008	February 29, 2008
Deferred tax assets:
Net operating loss carryforwards	$2,732,312	$2,574,000
Oil and gas properties	361,950	1,745,820
Less valuation allowance	(3,094,262)	(4,319,820)
Total	$-	$-

At August 31, 2008, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $6,830,750 which will begin to expire, if unused, beginning in 2024.  The valuation allowance decreased $1,225,558 for the six months ended August 31, 2008, and increased by $1,638,020 for the year ended February 29, 2008, respectively. Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 — STOCKHOLDERS’ EQUITY

Private Placements

On May 22, 2008, Daybreak closed an unregistered offering of its common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933.  Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933.

The shares were sold either directly by Daybreak or by the placement agent, Newbridge Securities Corporation of Ft. Lauderdale, Florida.  A total of 625,000 shares of unregistered common stock were sold to eight investors resulting in $156,250 in gross proceeds.  Of these totals 60,000 shares of unregistered common stock were sold to two investors for $15,000 for the six months ended August 31, 2008.  Offering expenses were approximately $6,500.  Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

The placement agent was paid a sales commission of 10% on their sales of the private placement and a non-accountable expense allowance of 3% on their sales totaling $23,113.  Additionally, the placement agent earned common stock warrants at a rate of 7% of their shares sold. These warrants are exercisable at $0.25 per share for a period of three years.  The placement agent earned 39,550 warrants.  The warrants have a fair value of $10,442 and were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 2.44%; a stock price of $0.33; a volatility factor of 135.76%; and dividend yield of 0.0%.  The placement agent warrants contain the customary anti-dilution provisions permitting the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets. As of August 31, 2008, no placement agent warrants had been exercised.

NOTE 10 - SERIES A CONVERTIBLE PREFERRED STOCK DIVIDEND

Daybreak has designated 2,400,000 shares of the authorized 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (Series A Stock), with a $0.001 par value.  During the fiscal year ended February 28, 2007, Daybreak conducted a private placement sale of the Series A Stock. A total of 1,399,765 shares of Series A Stock were sold in the private placement offering resulting in $4,199,291 of gross proceeds.  Each share of Series A Stock is convertible into three shares of Daybreak common stock, whenever the shareholder chooses to convert.  As of August 31, 2008, there have been 229,300 shares of Series A Stock converted by 18 shareholders into 687,900 shares of Daybreak common stock.

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

The table below details the cumulative dividends for each fiscal year and the interim six months of the current year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$153,966
Year Ended February 29, 2008	90	237,752
Six Months Ended August 31, 2008	82	107,900
Total Accumulated Dividends		$499,618

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities.  While the ultimate outcome of the aforementioned contingencies is not determinable at this time, management believes that any liability or loss resulting there from will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Provision

The following Management’s Discussion and Analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak Oil and Gas, Inc. during the period covered by the financial statements.  All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such “forward-looking” statements include, but are not limited to, those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements.  Investors are cautioned that all forward looking statements involve risk and uncertainty.  These risks and uncertainties include, but are not limited to: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing.  For more information about forward-looking statements, please refer the section labeled “Cautionary Statement Regarding Forward Looking Statements”.

Introduction

The following discussion of our results of operations for the six month periods ended August 31, 2008 and August 31, 2007 and of our financial condition as of August 31, 2008, should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q and with the Company’s latest audited financial statements as reported in its Form 10-KSB/A for the year ended February 29, 2008.

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities.  We currently have projects underway in Alabama, California, Louisiana and Texas.  In January 2007, drilling on the Krotz Springs project in Louisiana began and Daybreak was the operator of record for the drilling and completion phases of this project. In Alabama, we have been operator of the East Gilbertown Field since June 2007.  In the past we have relied on our working interest partners to negotiate all drilling, and sales contracts.  During the past three fiscal years, we have been involved in the drilling/workover and/or completion of thirteen wells in Alabama, Louisiana, Texas and in Alberta, Canada.  We have achieved or increased commercial production in nine of these wellbores.

Liquidity and Capital Resources

Our working capital and current ratio (current assets divided by current liabilities) are as follows.

	August 31,	February 29,
	2008	2008
Current Assets	$5,523,226	$1,049,217
Current Liabilities	99,769	316,253
Working Capital	$5,423,457	$732,964

Current Ratio	55.36	3.32

While these two ratios are important for financial analysis, numerous factors may also affect the liquidity and capital resources of Daybreak.  Working capital increased from $732,964 as of February 29, 2008, to $5,423,457 as of August 31, 2008, an increase of $4,690,493.  This increase was due to the receipt of $5,500,000 from the third and final closing for the sale of our interest in the Tuscaloosa project in NE Louisiana.

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

A major source of funds for Daybreak in the past has been through the debt or equity markets.  Since we have currently been unable to establish sustained, profitable oil and gas operations this may also have to be a source of funds in the future along with the sale of possible oil and gas assets as deemed appropriate.  Our business model is focused on acquiring exploration and developmental properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of profitable oil and gas producing properties, which will very likely require us to continue to raise equity or debt capital from sources outside of the Company.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.  The current uncertainty in the credit and capital markets, and the potential economic downturn, may restrict our ability to obtain needed capital.

Results of Operations

Since our future operations will continue to be heavily dependent on our ability to seek and secure capital from exterior sources, and should we be unable to continue to find new capital from such sources, any equity investment could become worthless.

Since our inception, we have suffered recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations.  During the fiscal year (“FY”) ended February 29, 2008, we reported losses from operations of $4.7 million.  A gain was reported for the 2nd Quarter FY 2009, due to receiving $5.5 million in the final closing of the sale of our Tuscaloosa property assets.  Without the sale of the Tuscaloosa assets, Daybreak would have reported a loss for the 2nd Quarter FY 2009.  Although this potential loss is an improvement from the loss of $943,323 for the same period in the prior year, there is no assurance that we can ever achieve sustainable profitability.  Failure to achieve sustainable profitability could cause any equity investment to become substantially impaired in value.

Critical Accounting Policies

Refer to Form 10-KSB/A.

Three Months Ended August 31, 2008 compared to the Three Months Ended August 31, 2007 - Continuing Operations

The following discussion compares our results for the three month periods ended August 31, 2008 and August 31, 2007.  These results cover our continuing operations in Gilbertown Field in Alabama, Krotz Springs Project in Louisiana and Saxet Deep Field (“Saxet Field”) in Texas.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in August 2006.  Prior to that date, we had no revenues from continuing operations.

For the quarter ended August 31, 2008, total oil and gas revenues from continuing operations increased slightly by $7,872 or 8.0% from the same quarter in the prior fiscal year.  Higher oil and gas prices offset the loss of revenue from lower production which declined by 28.6%.  We recorded revenues from our interests in 20 producing wells for the quarter ended August 31, 2008.  A table of our revenues for the quarter ended August 31, 2008 compared to the quarter ended August 31, 2007 follows:

	Quarter Ended	Quarter Ended
	August 31, 2008	August 31, 2007
Alabama – Gilbertown	$52,652	$30,023
Louisiana – Krotz Springs	29,024	25,323
Texas – Saxet Field	24,238	42,696
Total Revenues	$105,914	$98,042

The Gilbertown Field is the oldest commercial producing field in Alabama having been on production since the 1940’s.  There are opportunities in at least 21 existing well bores that can be re-entered in potential sands of the Eutaw zones and Selma Chalk Formations at depths of 2,500 to 3,500 feet.  The principal producing zone is the multiple sand horizons in the Lower Cretaceous Eutaw sands.  Production is relatively heavy oil (approximately 18º API). Gilbertown Field revenues increased $22,629 or 75.4% compared to the same quarter in the prior fiscal year.  Higher oil prices accounted for all of this increase, while the production level was relatively unchanged at 587 Bbl (barrels) from the quarter ended August 31, 2007.  Gilbertown revenue represented 49.7% of total revenues from continuing operations.

The Krotz Springs project in Louisiana began commercial production in May 2007. The KSU # 59 (KZU SU; KU No. 59 [formerly Haas-Hirsch #1]) has hydrocarbon production of both oil and gas.  A portion of the raw gas production from the KSU #59 well is converted into natural gas liquids by the Field Operator.  Krotz Springs revenues increased by $3,701 or 14.6% compared to the same quarter in the prior fiscal year.  Higher oil and gas prices offset the decrease of 8.2% in production on a BOE (Barrels of Oil Equivalent) basis. The production decline is due to reservoir depletion in the current productive zone. Krotz Springs revenue represented 27.4% of total revenues from continuing operations.

The Saxet Deep Field (“Saxet Field”) in Texas has been producing since the 1940’s. The field currently produces oil and gas from three wells.  Saxet Field revenues decreased $18,459 or 43.2% compared to the same quarter in the prior fiscal year.  This decrease was due to lower production because of the wells being shut-in due to pipeline maintenance throughout the quarter.  Higher oil and gas prices helped offset the decline in production.  On a BOE basis production declined by 69.1% for the quarter.  Saxet Field revenues represented 22.9% of total revenues from continuing operations.

Costs and Expenses.  Total operating expenses declined by $371,481 or 36.8% compared to the quarter ended August 31, 2007.  The majority of the decline occurred in exploration and drilling expenses $219,265 or 58.0% and general and administrative expenses $87,206 or 17.4%.

Operating expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, severance taxes and well workover projects; exploration costs including geological and geophysical costs as well as leasehold maintenance costs and dry hole drilling expenses; depreciation, depletion, amortization and impairment of equipment costs, proven reserves and property costs; and general and administrative expenses, including legal and accounting expenses, director and management fees, investor relations and travel expenses.  A table of our costs and expenses for the quarter ended August 31, 2008 compared to the quarter ended August 31, 2007 follows:

	Quarter Ended	Quarter Ended
	August 31, 2008	August 31, 2007
Production Costs	$45,588	$57,118
Exploration Costs	158,921	378,186
Depreciation, Depletion, Amortization & Impairment	18,980	72,460
General & Administrative	414,426	501,632
Total Operating Expenses	$637,915	$1,009,396

Production costs decreased $11,530 or 20.1% compared to the quarter ended August 31, 2007. These costs relate directly to the decrease in production volume from both the Saxet Field and the Krotz Springs wells.  These costs represent 7.1% of total operating expenses from continuing operations.

Exploration expenses decreased $219,265 or 58% compared to the quarter ended August 31, 2007.  This decrease relates directly to lower geological and geophysical costs, and dry hole expenses in comparison to the prior year.  For the quarter ended August 31, 2008, we did not drill any wells as compared with one dry hole from the same quarter in the prior year.  These costs represent 24.9% of total operating expenses from continuing operations.

Depreciation, depletion, amortization and impairment expenses decreased $53,480 or 73.8% compared to the quarter ended August 31, 2007.  This decrease relates directly to the decreased production volume at the Saxet Field and Krotz Springs projects.  These costs represent 3% of total operating expenses from continuing operations.

General and administrative costs decreased $87,206 or 17.4% compared to the quarter ended August 31, 2007.  Legal costs increased $28,843 or 231.6% because of the sale of our Tuscaloosa project in Louisiana, the annual shareholders meeting, and the work done to improve our Corporate Governance policies and procedures.  Accounting costs decreased $113,665 or 71.6% because of additional accounting work that had been required in the quarter ended August 31, 2007.   Management and director fees decreased by $29,286 or 14.9%.  These general and administrative costs represent 65% of total operating costs.

Interest and dividend income increased $366 or 9.5% compared to the quarter ended August 31, 2007, due to higher average cash and cash equivalent and marketable securities balances.

Interest expense decreased by $52,036 or 99% compared to the quarter ended August 31, 2007, due to an aggressive program to eliminate existing debt in the form of convertible debentures.

Due to the nature of our business, as well as the relative immaturity of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited above.  General and administrative costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Alabama (East Gilbertown Field)

Choctaw County.  In December 2006, we acquired a working interest in this existing oilfield project.  From December 2006 through March 2007, we incrementally increased our working interest from 2.5% to 12.5% in this project.  On June 1, 2007, we became the operator of the East Gilbertown Field. Future plans are to continue to increase production in the field by bringing more non-producing wellbores back into production.  As of August 31, 2008, we have spent $442,202 in leasehold, production and workover costs associated with this field.  We plan to spend approximately $200,000 in capital repairs and new investments within the field in the next twelve months based on our current working interest percentage.

California (East Slopes and Expanded AMI Prospects)

Kern and Tulare Counties.  In May 2005, we agreed to jointly explore an AMI (Area of Mutual Interest) in the southeastern part of the San Joaquin Basin near Bakersfield, California.  As our exploration work has continued; this project has been divided into two major areas referred to as the “East Slopes” project (Kern County) and the Expanded AMI project (Tulare County).  We and our partners have now jointly leased about 25,633 undeveloped acres in the two AMI’s.  Drilling targets are porous and permeable sandstone reservoirs at depths of 1,200 feet to 4,000 feet.

East Slopes Prospect.  In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area.  By paying the full cost of a 35 square-mile high resolution 3-D seismic survey program Chevron has earned a 50% interest in the Daybreak et al lands and a 50% working interest for the drilling of future wells in the project area.  After paying 50% of the cost for drilling the first four initial test wells Daybreak will earn a 25% interest in the Chevron lands and a 25% working interest for the drilling of future wells located on the Chevron lands in the project area. The four initial test wells must be drilled before the end of calendar year 2008 to qualify for the earn-in on the Chevron lands. Multiple potential drilling locations have already been identified through the ongoing interpretation of the seismic data.  Drilling is expected to commence in the fourth quarter of 2008.  We plan to spend approximately $2,000,000 in new capital investments within the AMI covering the Seismic Option area in the upcoming twelve months.

Expanded AMI Prospect.  Two prospect areas to the north of the East Slopes AMI and outside the Chevron 3-D seismic survey area have been identified and we are actively leasing lands in the Expanded AMI prospect area. Daybreak has a 50% of the working interest in the area that is not in the Chevron partnered East Slopes AMI project area. We plan to spend approximately $50,000 in the upcoming twelve months.

As of August 31, 2008, we have spent $961,000 in leasehold and geologic and geophysical costs associated with these two prospect areas.

Louisiana

The Krotz Springs Project in St. Landry Parish.  The Krotz Springs Project is a deep gas play with current production from a Cockfield Sands reservoir.  Daybreak was the operator for this project during the drilling and completion phases of this single well.  When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator for this well. Total project drilling and completion costs were approximately $9.2 million.  We have a 12.5% working interest in this project, with a net revenue interest (“NRI”) of 9.125%.  As of August 31, 2008, we had spent $1.26 million in leasehold, drilling, completion and production costs associated with this project.  Current production is being evaluated prior to re-completing another prospective producing zone in the well in which Daybreak will spend approximately $25,000 in capital expenditures in the next twelve months.

The North Shuteston Prospect.  The North Shuteston Prospect, also in St. Landry Parish is a 3-D seismic objective supported by a shallow amplitude anomaly at a depth of 2,300 feet.  This anomaly is related to a Miocene Age Sand.  On April 23, 2008, we assigned our interest in this project in exchange for a two percent (2.0%) ORRI (overriding royalty interest) in the revenue from production.  Daybreak no longer has a working interest in this project, and therefore will not incur any more capital investment costs.  Drilling of this prospect is anticipated to occur in 2008. As of August 31, 2008, we had spent about $130,000 in leasehold, G&G (geologic and geophysical) and project management costs associated with this project.

Avoyelles Parish. The Avoyelles Parish prospect is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil.  The project is focused on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa Formation; and, the fractured Lower (Austin) Chalk.  Plans call for a 3-D seismic survey covering about 36 square miles.  This is primarily a deep gas play. Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D seismic and $6,000,000 for drilling the first well. We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the AMI. Daybreak has a 35% working interest in this project.  As of August 31, 2008, we had spent $452,659 in leasehold, seismic and project management costs associated with this exploration project.  We have no plans for further capital expenditures within the field in the next twelve months and are planning to farm-out all or part of our interest in this project to an industry partner.

Texas (Saxet)

Nueces County.  In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field a previously produced oilfield, on a developed 320 acre lease.  The project is located within the city limits of Corpus Christi, Texas.  Prior to the second quarter we had a variable working interest in the project, with an average well working interest of 25.24%.  As part of the original agreement, during the second quarter our working interest decreased to 23.6363% in each well while our NRI (net revenue interest) of 14.25% on all production from these wells remained unchanged.

In May 2006, we completed a workover of the Weil 8-C well and it began production in August 2006.  In August and September 2006, we completed successful workovers on both the Weil 3-C and Weil 7-C wells.  Two other wells the Weil 2-C and the Weil 6-C were re-entered in September and October of 2006, and are now being used as salt water disposal wells.  In the quarter ended August 31, 2008, production was curtailed due to gas pipeline maintenance. Production has now been successfully restored in two of the three wells. Work continues to restore production on the third Saxet Field well.

As of August 31, 2008, we had spent $824,315 in leasehold, workover, production, pipeline and production facility costs associated with this project.

We anticipate being able to continue commercial production from the field with workovers anticipated during the upcoming twelve months. We plan on spending approximately $50,000 in capital expenditures within the field in the next twelve months.

Six Months Ended August 31, 2008 compared to the Six Months Ended August 31, 2007 - Continuing Operations

The following discussion compares our results for the six month periods ended August 31, 2008 and August 31, 2007. These results cover our continuing operations in Gilbertown Field in Alabama, Krotz Springs Project in Louisiana and Saxet Field in Texas.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in August 2006.  Prior to that date, we had no revenues from continuing operations.

For the six months ended August 31, 2008, total revenues from continuing operations increased $33,457 or 19.5% from the same six months ended August 31, 2007.  Higher oil and gas prices accounted for all of this increase as overall production declined by 1,047 Bbls or 28% on a BOE basis.  We recorded revenues from our interests in 20 producing wells for the six months ended August 31, 2008.  A table of our revenues for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 follows:

	Six Months Ended	Six Months Ended
	August 31, 2008	August 31, 2007
Alabama – Gilbertown Field	$102,160	$43,759
Louisiana – Krotz Springs	39,736	29,428
Texas – Saxet Field	62,968	98,220
Total Revenues	$204,864	$171,407

The Gilbertown Field revenues increased $58,401 or 133.5% compared to the six months ended August 31, 2007.  Higher oil and gas prices accounted for 40% of this increase, and incremental production increases accounted for the remaining 60%.  These revenues represented 49.9% of total revenues from continuing operations.

The Krotz Springs revenues increased $10,308 or 35% compared to the same six months ended August 31, 2007.  Higher oil and gas prices accounted for all of this increase in revenue, while production declined 20% on a BOE basis.  The production decline is due to reservoir depletion in the current productive zone.  These revenues represented 19.4% of total revenues from continuing operations.

The Saxet Deep Field revenues decreased $35,252 or 35.9% compared to the same six months ended August 31, 2007.  Hydrocarbon production declined 1,248 Bbls or 56% on a BOE basis for the six months.  This decrease was due to lower production because of the wells being shut-in for pipeline maintenance and then an inability to resume production at previous levels once the maintenance was completed.  These revenues represented 30.7% of total revenues from continuing operations.

Costs and Expenses.  Total operating expenses declined by $558,631 or 30.6% compared to the same six months ended August 31, 2007.  A table of our costs and expenses for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 follows:

	Six Months Ended	Six Months Ended
	August 31, 2008	August 31, 2007
Production Costs	$134,943	$134,977
Exploration Costs	244,344	533,396
Depreciation, Depletion, Amortization & Impairment	37,199	266,284
General & Administrative	851,275	891,735
Total Operating Expenses	$1,267,761	$1,826,392

Production costs were relatively unchanged when compared to the same six months ended August 31, 2007, even though overall production was down 35.3% on a BOE basis.  These costs represent 10.6% of total operating expenses from continuing operations.

Exploration expenses decreased $289,052 or 54.2% compared to the same six months ended August 31, 2007.  This decrease relates directly to lower geological and geophysical costs, and dry hole expenses in comparison to the prior year.  For the six months ended August 31, 2008, we did not drill any wells as compared with one dry hole from the same six months ended in the prior year.  These costs represent 19.3% of total operating expenses from continuing operations.

Depreciation, depletion, amortization and impairment expenses decreased $229,085, or 86% compared to the same six months ended August 31, 2007.  This decrease relates directly to decreased oil and gas production as well as a lack of new drilling activity in the six months ended August 31, 2008.  Additionally in the prior year there was an increase in impairments recognized on the KSU #59 well in the Krotz Springs project.  These costs represent 2.9% of total operating expenses from continuing operations.

General and administrative costs decreased $40,460 or 4.5% compared to the same six months ended August 31, 2007.  Legal costs increased $54,508 or 219.1% from work done to improve our Corporate Governance; the sale of our Tuscaloosa project in Louisiana and our annual meeting.  Accounting costs decreased $85,079 or 36% as we implemented improved financial reporting procedures.  Management and director fees decreased by $17,586 or 5%.  These general and administrative costs represent 67.2% of total operating costs.

Interest and dividend income decreased $29,847 or 80% compared to the same six months ended August 31, 2007, due to lower average cash and marketable securities balances.

Interest expense decreased by $112,417, or 99.6% compared to the same six months ended August 31, 2007, due to an aggressive program to eliminate existing debt in the form of convertible debentures.

Due to the nature of our business, as well as the relative immaturity of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future exploration and development projects, as well as the success or failure of these projects.  Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited above.  General and administrative costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Gain/Loss on Sales of Property and Equipment

On June 12, 2008, we completed the sale of our Tuscaloosa project interests in Louisiana for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.  The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area.  Under terms of the purchase and sale agreement, the effective date of the sale for each closing was January 1, 2008.  We recorded a net gain of $3,993,441 on the sale of this property.  Depreciation, depletion, amortization and impairment expense was $62,118 for the six months ended August 31, 2008.

Cash Flow Used in Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves. In the second quarter we realized a net gain of $3,993,441 on the sale of our Tuscaloosa asset in Louisiana.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash flow used in operating activities for the six months ended August 31, 2008 decreased by $1,074,782 or 58.4% as compared to the period ended August 31, 2007.  The decrease in operating cash flows was derived primarily from the sale of our Tuscaloosa property.

Addition to Board of Directors

On July 31, 2008, Wayne G. Dotson was elected to our board of directors, thereby expanding the Company’s board of directors to five members.

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

Off-Balance Sheet Arrangements

As of August 31, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which are not historical in nature, including statements of management’s expectations, intentions, plans and beliefs, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements include , but are not limited to, those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements.  Investors are cautioned that all forward looking statements involve risk and uncertainty.  These risks and uncertainties include, but are not limited to: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing.  For a discussion on risk factors affecting our business, please see the “Risk Factors” section of our Form 10-KSB/A for the fiscal year ended February 29, 2008.  This and all our previously filed documents are on file at the Securities and Exchange Commission (the “SEC”) and can be viewed on our website at www.daybreakoilandgas.com.  Copies of the filings are available from our corporate office without charge.

Additional information relating to Daybreak is available on EDGAR at www.edgar-online.com or our website at www.daybreakoilandgas.com.  Our stock is quoted on the NASDAQ over the counter (OTC.BB) market under the symbol DBRM.OB.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is impacted by fluctuations in commodity prices (oil and gas) and the availability of purchasers of our oil and gas production. The following discussion is intended to identify the nature of these market risks, describe our strategy for managing such risks, and to quantify the potential effect of market volatility on our financial condition and results of operations.

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

As of August 31, 2008, four customers represented 100% of crude oil and natural gas sales receivable from all projects in aggregate.

In accordance with Statement of Financial Accounting Standards No. 131 (“SFAS 131”) paragraph 39, a table disclosing the total amount of revenues, if greater than 10% of all revenues, from each major customer by product type follows:

Project	Location	Product	Revenue	Percentage

Gilbertown	Alabama	Oil	$102,160	49.9%
Krotz Springs	Louisiana	Gas/Liquids	37,593	18.4%
Saxet	Texas	Gas	59,433	29.0%

Marketable Securities Risk

We invest cash balances in excess of operating requirements in short-term marketable debt and equity securities through money market funds.  The primary objective of our investments is to preserve principal while maximizing yields, without significantly increasing risk.  In undertaking this strategy we are exposed to financial market risks including changes in marketable debt and equity security prices.  We do not use derivative financial instruments for hedging or speculative purposes.  As of August 31, 2008, we had a balance of $3,009,163 in marketable securities.  We have not experienced any loss related to these marketable securities.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, August 31, 2008, an evaluation was conducted by Daybreak management as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2008, to ensure timely reporting with the Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1)  In a lawsuit filed on January 12, 2008, in East Baton Rouge Parish, State of Louisiana, entitled, “Daybreak Oil and Gas, Inc. versus California Oil & Gas Corporation, Suit No. 562933, Section 24, 19th Judicial District Court,” Daybreak was seeking judgment for the full balance of $587,465, together with legal interest thereon from the date of judicial demand until paid, for reasonable attorney fees on both principal and interest, and all costs of the proceedings.

Under the Joint Operating Agreement for the Krotz Springs Project, California Oil & Gas Corporation (“COGC”) was responsible for twenty-five percent (25%) of the working interest costs on  the drilling and completing the KSU # 59 (formerly Haas-Hirsch #1) well in the Krotz Springs Project.  As part of the drilling and completion of the KSU # 59 well, Daybreak incurred certain costs and expenses on behalf of the various working interests associated with the well.  COGC was periodically sent invoices for its 25% share of these costs.  COGC has made partial payments pursuant to these periodic invoices.  COGC, however, has not made full payment.

As a result, Daybreak has instituted this lawsuit.  Service of this lawsuit was perfected on COGC in Calgary, Alberta, Canada.  Daybreak has filed a motion for Summary Judgment and a hearing is scheduled for November 2008.

In partial payment of the default, COGC has assigned their revenue interest in the production revenue from the KSU #59 well to Daybreak.  As of August 31, 2008, Daybreak has received $138,496 in net production revenue less monthly lease operating expenses for the months of May 2007 through June 2008.  These funds have been applied against the delinquent receivable balance leaving an outstanding balance of $ 473,115 on August 31, 2008.

2)  In a civil action filed on July 18, 2008, in the Circuit Court of Choctaw County, State of Alabama, entitled, “Cedarhill Operating Company, LLC on behalf of Gilbertown Ventures, LLC and Gilbertown Rework LLC versus A.W. Greer, Clayton Gatlin, Field Management LLC, Gilbertown Ventures LLC, Gilbertown Rework, LLC and Daybreak Oil and Gas, Inc., Suit No. 15-CV-2008-900041.00, Cedarhill et al seeks judgment for compensatory and punitive damages in an unspecified amount plus attorney fees, interest and costs for alleged breach of fiduciary duty and willful oppression to Cedarhill, Gilbertown Ventures LLC and Gilbertown Rework LLC.

Daybreak feels this lawsuit is without merit, and is a dispute between members of Gilbertown Ventures, LLC and Gilbertown Rework, LLC as to how the two LLC’s have been operated by the managing member of the two LLC’s. Gilbertown Ventures, LLC and Gilbertown Rework, LLC represent an aggregate 75% working interest in the Gilbertown Field in Choctaw County, Alabama.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2008, an annual meeting of shareholders was held in Spokane, Washington.  At that meeting the following items were submitted to be voted upon by the Daybreak security holders.

Item 1.  Election of Directors.

	Voting Results
Director	For	Withheld
Dale B. Lavigne	34,052,908	293,433
Ronald D. Lavigne	34,052,908	293,433
Timothy R. Lindsey	34,118,908	227,433
James F. Meara	34,203,708	142,633

All nominees for director were elected by a majority vote of security holders.

Item 2.  Ratification of the appointment of Malone & Bailey, PC as the Company’s independent public accountants for the fiscal year ending February 28, 2009.

Voting Results
For	Against	Abstentions
34,209,408	41,967	94,966

The appointment of Malone and Bailey, PC was ratified by a majority vote of security holders.

ITEM 5.  OTHER INFORMATION

On July 31, 2008, at a meeting of our board of directors, the size of the board of directors was expanded from four members to five members, and Wayne G. Dotson was elected to serve as a director until the annual meeting of the Company’s shareholders in 2009, or until his successor is elected and qualified.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

31.1	Certification of Timothy R. Lindsey pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James F. Westmoreland pursuant to Exchange Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Timothy R. Lindsey pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James F. Westmoreland pursuant to 18.U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ Timothy R. Lindsey
Timothy R. Lindsey, its
Chief Executive Officer
Date: October 14, 2008

By:	/s/ James F. Westmoreland
James F. Westmoreland, its
Chief Financial Officer
Date: October 14, 2008