Form 10KSB/A
period 2008-02-29
DAYBREAK OIL & GAS INC
filed 2009-01-14
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 2

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (Check one):   Yes ☐    No ☑

EXPLANATORY NOTE

Daybreak Oil and Gas, Inc. (the “Company” or “Daybreak”) is filing this Amendment No. 2 on Form 10-KSB/A (“Amendment No.2”) to amend our Annual Report on Form 10-KSB for the year ended February 29, 2008 which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2008 as amended by Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) filed with the SEC on July 14, 2008 (together, the “Original Filing”).

The purpose of this Amendment No. 2 is to respond to comments received from the SEC’s Division of Corporation Finance by clarifying certain items in the Original Filing, and restating the Company’s financial statements, and to make certain other corrections to our prior disclosure, as detailed below.  In response to comments and a review by the SEC, the Company determined that it should follow the guidance of Statement of Financial Accounting Standards No. 123R (“FAS 123R”) Share-Based Payment and FSP EITF 00-19-2 Accounting for Registration Payment Arrangements in its accounting treatment of warrants offered by the Company in February 2008 to participants of the two private placement offerings that occurred in 2006 (the “Warrants”). The financial statements are being restated to recognize a non-cash expense for the recordable valuation of the Warrants in accordance with FAS 123R.

This Amendment No. 2 amends the following:  (i) Part I Item 1, Description of  Business, Risk Factors; (ii) Part I, Item 2, Description of Properties; (iii) Part II, Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities, to revise discussion of goodwill warrants issued to private placement participants; (iv) Part II, Item 6, Management’s Discussion and Analysis or Plan of Operation, to revise discussion of financial results based on the restated financial statements; (v) Part II, Item 7, Financial Information, all Financial Statements; to (a) restate the financial statements as discussed above, and correct the Net Loss Per Common Share from continuing operations on the Statement of Operations for the comparative fiscal year which was reported as a greater loss per share than actually occurred, (b) amend Note 2, Summary of Significant Accounting Policies – Concentration of Credit Risk, (c) Note 11, Warrants, to correct reporting errors in the warrant table, which resulted in the inadvertent reporting of incorrect data regarding the number of exercisable warrants remaining but had no effect on any financial data reported in the Original Filing; (d)  Note 12, Income Taxes, to report revised calculations based on the restated financial statements; (e) add a new Note 14, Restatement, (f) amend the Supplementary Information for Oil and Gas Producing Activities; (vi) Item 8A, Controls and Procedures, (vii) Item 13, Exhibits, to include (a) a copy of the Consent of the Company’s independent engineering firm, included as Exhibit 23.2; and (b) new certifications by our principal executive and principal financial officer, included as Exhibits 31.1 and 32.1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 amends these Items 2, 7, 8A and 13 in their entirety.

This Amendment No. 2 continues to reflect the financial position of the Company as of the date of the original filing and, except as disclosed in this Explanatory Note, we have not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains new certifications of our Chief Executive Officer and Chief Financial Officer.  All other exhibits as filed in our Form 10-KSB filed on May 27, 2008 are hereby incorporated by reference.  This amendment does not reflect events occurring after the filing of the Original Form 10-KSB, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

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

Risks related to investment in our Company

We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future even with the sale of our Tuscaloosa property

The Company reported a net loss of $5,596,617 for the fiscal year ended February 29, 2008, and a cumulative net loss from inception through February 29, 2008 of $22,815,299. While we do have enough cash to operate an extensive exploration and drilling program over the next twelve months, without successful exploration and development of properties your investment in the Company could become devalued or worthless.

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
  handle longer periods of reduced prices of gas and oil;
  acquire and evaluate larger volumes of critical information;
  compete for industry-offered business ventures.
These disadvantages could create negative results for our business plan and future operations.

We cannot guarantee financial results, making it more difficult to raise additional capital

Since our inception, we have suffered recurring losses from start-up operations and have depended on external financing to sustain our operations.  During the year ended February 29, 2008, we reported a net loss of $5.6 million. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.  Potential investors may be dissuaded from investing in the Company based on historical results.

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

On March 24, 2008 James F. Meara was appointed to our Board of Directors.  The addition of Mr. Meara expanded the Company's board to four members.

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

Reserves

At March 1, 2008 we had net proved reserves of 2,391 Bbls. (“Barrels”) of oil in Gilbertown according to SEC guidelines as determined by the certified independent engineering firm Huddleston & Co., Inc.

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

Reserves

At March 1, 2008 we had net proved reserves of 31.8 MMcf of gas and 10,567 Bbls. of oil in the Tuscaloosa Project according to SEC guidelines as determined by the certified independent engineering firm Huddleston & Co., Inc.

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

Reserves

At March 1, 2008 we had net proved reserves of 4.6 MMcf (million cubic feet) of gas and 46 Bbls. of oil in the Krotz Springs Project according to SEC guidelines as determined by the certified independent engineering firm Huddleston & Co., Inc.

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

Reserves

At March 1, 2008 we had net proved reserves of 29.2 MMcf of gas and 109 Bbls. of oil in the Saxet according to SEC guidelines as determined by the certified independent engineering firm Huddleston & Co., Inc.

Total Reserves

At March 1, 2008 we had net proved reserves of 65.5 MMcf of gas and 13,113 Bbls. of oil from all of our projects in total according to SEC guidelines as determined by the certified independent engineering firm Huddleston & Co., Inc.

Summary Operating Data

The production and revenue shown in the following table is Daybreak’s net share of annual production and revenue based on the Net Revenue Interest (“NRI”) in each project as of February 29, 2008.  Oil is shown in barrels (“Bbl”), and natural gas is shown in thousands of cubic feet (“Mcf”).

		Oil		Gas
State	Field	Net Barrels	Net Revenue	Net Mcf	Net Revenue
Louisiana	Tuscaloosa	4,231	$359,012	37,641	$291,742
	Krotz Springs	89	7,141	7,777	67,599

Texas	Saxet	236	17,679	22,063	155,222

Alabama	Gilbertown	2,235	119,209	-	-
Total		6,791	$503,041	67,481	$514,563

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

	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net
Alabama	2,025	253	-	-
Texas	320	81	-	-
Louisiana	6,762	2,803	13,524	5,606
California			25,633	12,817
Total	9,107	3,137	39,157	18,423

The following table summarizes our productive oil and gas wells as of February 29, 2008. Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

State	Field	Gross	Net
Louisiana	Tuscaloosa	3	1.25
	Krotz Springs	1	0.13

Texas	Saxet	3	0.76

Alabama	Gilbertown	19	2.38
Total		26	4.5

The following table shows our exploratory well drilling activity for fiscal years ended February 28, 2007 and February 29, 2008.

	Fiscal Year 2008		Fiscal Year 2007
State	Productive	Dry	Productive	Dry
Louisiana	2	1	2	1

Texas	-	-	-	-

Canada	-	-	-	1

ITEM 3.	LEGAL PROCEEDINGS

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

Fiscal Year Ending February 28, 2007	High Closing	Low Closing
First Quarter	$2.95	$1.66
Second Quarter	$2.77	$1.85
Third Quarter	$1.92	$1.02
Fourth Quarter	$1.30	$0.94

Fiscal Year Ending February 29, 2008	High Closing	Low Closing
First Quarter	$0.95	$0.48
Second Quarter	$0.70	$0.39
Third Quarter	$0.62	$0.35
Fourth Quarter	$0.45	$0.25

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

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the Spring 2006 private placement.  The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement.  On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40.

As of February 29, 2008, we had received Registration Rights waiver letters from approximately 76% of the participants in this private placement.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have  issued 2,998,934 goodwill warrants valued at $680,238 to these investors.  A total of 4,013,602 warrants could be issued. The issued warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

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

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the July 2006 private placement. The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statement; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement.  On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of February 29, 2008, we had received Registration Rights waiver letters from approximately 79% of the participants in this private placement. The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have  issued 1,121,267 goodwill warrants valued at $254,283 to these investors.  A total of 1,399,765 warrants could be issued. The issued warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

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

Common Stock Warrants

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the two private placement offerings that were held during 2006.  These warrants have been previously described in the preceding private placement information of this 10-KSB annual report. The warrants were issued as a goodwill gesture to investors in the private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company.  Each participant from both private placements was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement.  On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of February 29, 2008, we had received acceptance letters from approximately 77% of the participants in these two private placements.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision.  We have  issued 4,120,201 goodwill warrants valued at $934,521 to these investors.  A total of 5,413,367 warrants could be issued. The issued warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

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

Selected Financial Information

Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations.  During the fiscal year ended February 29, 2008, we reported losses of $5,200,694.  There is no assurance that we will be able to achieve profitability.

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

Accumulated Deficit

The increase in the accumulated deficit during the exploration stage from $12,864,071 at February 28, 2007, to $18,064,765 was due to the $5,200,694 operating loss from the fiscal year ended February 29, 2008.  This was the smallest net loss we have experienced since becoming an oil and gas exploration and development company.

Cash Flows

Cash flow from operating activities for the fiscal year ended February 29, 2008, was $(1,302,213) compared to ($3,427,627) for the period ending February 28, 2007. This negative flow was primarily caused by the net loss ($5,200,694 in comparison to $8,392,030 from the prior year); larger amount of accounts receivable from oil and gas sales ($311,277 in comparison to $56,906) being offset by less common stock being issued for services ($4,500 in comparison to $2,607,700 in the prior year); less exploration expense from dry holes (33,233 in comparison to $563,020); lower non-cash interest expense and accretion ($164,873 in comparison to $1,209,529) as well as marketable securities $2,200,768 in comparison to ($2,356,213)). Cash flows from accounts receivable – joint interest participants declined ($702,450 in comparison to $799,970) as well as accounts payable and accrued liabilities ($(1,385,367) in comparison to $1,604,626).

Cash flow from investing activities for the fiscal year ended February 29, 2008, was a positive $576,574 compared to ($6,039,904) for the same period ending February 28, 2007.

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

A table of our revenues for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Alabama - Gilbertown	$119,209	$2,110
Louisiana – Krotz Springs	74,740	-
Texas - Saxet Field	172,901	152,678
Total Revenues	$366,850	$154,788

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

Costs and Expenses: Total operating expenses declined by 21.7% or $1,660,625 for the fiscal year ended February 29, 2008 as compared to the prior fiscal year.  The largest decreases of 32.3% or $1,273,191 and 45.3% or $541,875 were in our general and administrative (“G&A”) and exploration and drilling costs respectively.

A table of our costs and expenses for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Production Costs	$326,849	$107,931
Exploration Costs	654,765	1,196,640
Depreciation, Depletion,
Amortization & Impairment	2,333,571	2,398,048
General & Administrative	2,663,677	3,936,868
Total Operating Expenses	$5,978,862	$7,639,487

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

General and administrative costs decreased $1,273,191 or 32.3% from the prior fiscal year. Management fees and Investor Relations fees accounted for the two largest decreases in the expenses declining by $1,538,594 or 47.4% from the prior fiscal year.

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

A table of our revenues for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Tensas Farms F-1	$59,333	$472,526
Tensas Farms F-3	383,211	2,032
Tensas Farms A-1	208,210	-
Total Revenues	$650,754	$474,558

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

A table of our costs and expenses for the fiscal year 2008 compared to the fiscal year 2007 follows:

	Fiscal Year	Fiscal Year
	2008	2007
Production Costs	$279,391	$265,835
Exploration Costs	62,500	-
Total Operating Expenses	$341,891	$265,835

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

As discussed in Note 14 to the financial statements, the Company has restated its 2008 financial statements.

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas

May 27, 2008 except for Note 7 and 13, which are as of July 11, 2008 and Notes 2 and 14 which are as of January 13, 2009.

Daybreak Oil and Gas, Inc.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets
As of February 29, 2008 and February 28, 2007

	As Restated 2008	2007
ASSETS
CURRENT ASSETS:
Cash	$59,133	$377,957
Investment in marketable securities, at market, cost of $155,445 and $2,356,213
respectively	155,445	2,356,213
Accounts receivable:
Oil and gas sales	311,277	56,906
Joint interest participants	502,420	799,970
Related party participants	-	41,357
Notes receivable (including accrued interest of $28,336)	-	828,336
Prepaid expenses and other current assets	20,942	76,895
Total current assets	1,049,217	4,537,634
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization
and impairment, successful efforts method	169,521	1,054,029
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $13,310 and
$4,355 respectively	18,019	18,556
Assets held for sale	1,634,471	3,498,821
Joint interest receivable – long term	500,000	-
OTHER ASSETS	289,809	102,426

Total assets	$3,661,037	$9,211,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$316,253	$2,110,458
Note payable - related party	-	200,000
Convertible debentures, net of discount of $ 90,002	-	134,999
Total current liabilities	316,253	2,445,457
OTHER LIABILITIES
Asset retirement obligation	119,207	99,427
Total liabilities	435,460	2,544,884
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,297,465 and 1,399,764 shares issued and outstanding respectively	1,298	1,400
Common stock - 200,000,000 shares authorized; $0.001 par value, 44,293,299 and 40,877,230 shares issued and outstanding respectively	44,294	40,877
Additional Paid-In Capital	21,980,785	20,224,411
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(18,064,765)	(12,864,071)
Total stockholders’ equity	3,225,577	6,666,582
Total liabilities and stockholders' equity	$3,661,037	$9,211,466

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Operations
For the Years ended February 29, 2008 and February 28, 2007 and for the Period
from Inception (March 1, 2005) to February 29, 2008

			From Inception
	Years Ended		Through
	(As Restated)		(As Restated)
	February 29,	February 28,	February 29,
	2008	2007	2008
REVENUE:
Oil and gas sales	$366,850	$154,788	$521,638

OPERATING EXPENSES:
Production costs	326,849	107,931	434,780
Exploration and drilling	654,765	1,196,640	2,241,374
Depreciation, depletion, amortization, and
impairment	2,333,571	2,398,048	4,731,619
General and administrative	2,663,677	3,936,868	10,699,619
Total operating expenses	5,978,862	7,639,487	18,107,392

OPERATING LOSS	(5,612,012)	(7,484,699)	(17,585,754)

OTHER INCOME (EXPENSE):
Administrative income	139,131	-	139,131
Interest income	43,550	101,697	145,607
Dividend income	3,691	5,547	9,238
Interest expense	(208,893)	(1,223,298)	(1,478,049)
Total other income (expense)	(22,521)	(1,116,054)	(1,184,073)

LOSS FROM CONTINUING OPERATIONS	(5,634,533)	(8,600,753)	(18,769,827)

Income from discontinued operations	433,839	208,723	705,062

NET LOSS	(5,200,694)	(8,392,030)	(18,064,765)

Cumulative convertible preferred stock dividend requirement	(395,923)	(155,316)	(551,239)

Deemed dividend - Beneficial conversion feature	-	(4,199,295)	(4,199,295)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,596,617)	$(12,746,641)	$(22,815,299)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.14)	$(0.23)
Income from discontinued operations	0.01	0.01
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.14)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - Basic and diluted	41,292,659	37,045,509

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from Inception (March 1, 2005) through February 28, 2007

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated	Deficit Accumulated During the Exploration Stage	Total
	Shares	Amount	Shares	Amount	(Restated)	Deficit	(Restated)	(Restated)
BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures								-
and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213
Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)
BALANCE, FEBRUARY 28, 2006	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522
Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)	-	-	(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes payable	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)
Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)
BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,491	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes payable	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(205)	-	-	-
Issuance of goodwill warrants					934,521			934,521
Net loss	-	-	-	-	-	-	(5,200,694)	(5,200,694)
BALANCE, FEBRUARY 29, 2008, as restated	1,297,465	$1,298	44,293,299	$44,294	$21,980,785	$(736,035)	$(18,064,765)	$3,225,577

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the Years ended February 29, 2008 and February 28, 2007 and for the Period
from Inception (March 1, 2005) through February 29, 2008

			From Inception
	Years Ended		March 1, 2005
	February 29,	February 28,	Through February 29,
	2008	2007	2008
	(As Restated)		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,200,694)	$(8,392,030)	$(18,064,765)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	4,500	2,607,700	6,239,729
Depreciation, depletion, amortization and impairment expense	2,333,571	2,398,048	4,731,619
Exploration expense - dry wells	33,233	563,020	849,753
Non cash interest expense and accretion	164,873	1,209,529	1,470,051
Non cash interest and dividend income	(28,108)	(28,585)	(56,693)
Non cash general and administrative expense	934,521	-	934,521
Changes in assets and liabilities:
Restricted cash	-	8,333	-
Investment in marketable securities	2,200,768	(2,356,213)	(155,445)
Accounts receivable - oil and gas sales	(254,371)	(56,906)	(311,277)
Accounts receivable - related party participants	41,357	(41,357)	-
Accounts receivable - joint interest participants	(702,450)	(799,970)	(1,502,420)
Prepaid expenses and other current assets	55,954	(76,645)	(20,500)
Deferred financing costs	-	10,000	-
Accounts payable and other accrued liabilities	(1,385,367)	1,604,626	802,542
Joint interest receivable – long term	500,000	-	500,000
Other assets	-	(77,177)	(77,177)
Net cash (used) in operating activities	(1,302,213)	(3,427,627)	(4,660,062)

The accompanying notes are an integral part of these financial statements.

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	(250,000)	(25,000)	(275,000)
Refund on equipment	-	250,000	-
Additions to note receivable	-	(800,000)	(800,000)
Purchases of oil and gas properties	(2,036,888)	(5,441,993)	(8,915,744)
Purchase of fixed assets	(8,930)	(22,911)	(31,841)
Proceeds from sale of oil and gas properties	2,000,000	-	2,000,000
Proceeds from note receivable	800,000	-	800,000
Additions to oil and gas prepayments	72,392	-	72,392
Net cash provided by (used) in investing activities	576,574	(6,039,904)	(7,150,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	3,626,204	3,626,204
Proceeds from sales of common stock, net	731,816	5,188,257	7,007,573
Proceeds from related party notes payable	-	200,000	200,000
Proceeds (repayments) from borrowings	(325,001)	25,000	1,035,520
Net cash provided by financing activities	406,815	9,039,461	11,869,297

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(318,824)	(428,070)	59,042

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	377,957	806,027	91

CASH AT END OF PERIOD	$59,133	$377,957	$59,133

CASH PAID FOR:
Interest	$41,327	$13,769	$55,096
Income taxes

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$4,500	$2,607,700	$6,239,729
Common stock issued for oil and gas properties	-	528,750	940,750
Common stock repurchased and cancelled	-	(150,000)	(150,000)
Common stock issued on conversion of convertible debentures
and interest	27,878	1,024,522	1,253,934
Discount on convertible notes payable	60,973	25,000	1,326,186
Extension warrants on convertible notes payable	-	119,283	119,283
Conversion of preferred stock to common stock	$185	$-	$185

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

Long Lived Assets

Daybreak reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. Daybreak evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets.  If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

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

In accordance with Statement of Financial Accounting Standards No. 131 (“SFAS 131”), a table disclosing the total amount of revenues from each major customer by product type follows:

				For the Year Ended February 29, 2008		For the Year Ended February 28, 2007
Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

Tuscaloosa	Louisiana	Gas	Locust Ridge	$267,022	33%	$237,159	38%
		Oil	Plains Marketing	183,791	22%	237,434	38%
Saxet	Texas	Gas	Gulf Coast Gas Gathering	155,222	19%	139,491	22%
Gilbertown	Alabama	Oil	Hunt Crude Oil Supply	119,409	15%	N/A	N/A

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

NOTE 5 - NOTES RECEIVABLE - DRILLING RIG AGREEMENT:

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

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas properties, at cost:

	Year Ended	Year Ended
	February 29, 2008	February 28, 2007
Proved leasehold costs	$299,571	$125,000
Unproved leasehold costs	104,700	165,261
Costs of wells and development	1,732,958	574,933
Unevaluated capitalized exploratory well costs	-	599,442
Capitalized asset retirement costs	22,740	25,711
Total cost of oil and gas properties	2,159,969	1,490,347
Accumulated depletion, depreciation,
amortization and impairment	(1,990,448)	(436,318)
Oil and gas properties, net	$169,521	$1,054,029

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

	2008	2007
Beginning balance at March 1 of fiscal year	$599,442	$-
Total Exploration Well Additions	33,233	2,385,120
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(599,442)	(1,222,658)
Capitalized exploratory well costs charged to expense		(563,020)
Ending Balance at February 29 of fiscal year	$33,233	$599,442

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

	2008	2007
Beginning balance at March 1 of fiscal year	$1,223,177	$-
Total Exploration Well Additions	517,316	1,223,177
Sales of exploratory wells	(844,426)	-
Ending Balance at February 29 of fiscal year	$896,067	$1,223,177

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

The following table summarizes the issuances of Convertible Debentures and the Convertible Promissory Note:

Description	Interest Rate	Dates of Maturity	2008	2007
Principal balance, beginning of year			$134,999	$1,138,701

Principal issuances
$0.25 Convertible Debentures	6%	03/22/06 to 08/31/06	-	-
$0.50 Convertible Debentures	10%	01/26/07 to 02/26/07	-	-
$0.75 Convertible Debentures	10%	02/26/07 to 10/31/07	-	25,000
$0.25 Convertible Promissory Note	0%	06/30/06	-	-
Total issuances during the year ended			-	1,163,701

Principal converted during the year
$0.25 Convertible Debentures	6%		-	(32,000)
$0.50 Convertible Debentures	10%		-	(806,700)
$0.75 Convertible Debentures	10%		-	(100,000)
$0.25 Convertible Promissory Note	0%		-
Total conversions during the year ended

Principal paid in cash			(134,999)
Principal balance, end of year			-	225,001
Unamortized discount, end of year			-	(90,002)
Total debt, net of discount			$0	$134,999

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

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the July 2006 private placement.  The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statement; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement.  On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of February 29, 2008, we had received Registration Rights waiver letters from approximately 77% of the participants in this private placement.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision.  We have issued 1,121,267 goodwill warrants valued at $254,283 to these investors. A total of 1,399,765 warrants could be issued.

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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

In February 2008, Daybreak issued “goodwill” common stock warrants to the participants of the Spring 2006 private placement.  The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the inability to complete the respective registration statements; recognizing, this was a result of regulatory process delays rather than any fault of the Company. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange waiving their rights under the Registration Rights Agreement.  On November 6, 2007, the date our Board approved issuing these “goodwill” warrants, the closing price of our stock was $0.40 As of February 29, 2008, we had received Registration Rights waiver letters from approximately 73% of the participants in this private placement.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. We have  issued 2,998,934 goodwill warrants valued at $680,238 to these investors. A total of 4,013,602 warrants could be issued. The issued warrants were valued  using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 3.7%; a term of two years; volatility of 121.67%; and dividend yield of 0.0%.

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

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 11 – WARRANTS:

Warrants outstanding and exercisable as of February 28, 2007 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	4.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	6.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	6.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	4.50	2,799,530
Placement Agent Warrants July 2006 Preferred Stock Private Placement	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	4.75	150,001
	8,587,145			8,587,145

Warrants outstanding and exercisable as of February 29, 2008 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	3.25	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	5.25	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	5.25	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	3.50	2,799,530
Placement Agent Warrants July 2006 Preferred Stock Private Placement	419,930	$1.00	3.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	3.75	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	1.50	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	1.75	90,000
Spring 2006 PP Goodwill Warrants	2,998,934	$0.65	2.00	2,998,934
July 2006 PP Goodwill Warrants	1,121,267	$0.65	2.00	1,121,267
	12,909,346			12,909,346

During the year ended February 29, 2008, no warrants were exercised. For the fiscal years ended February 29, 2008 and February 28, 2007 there were 12,909,346 and 8,587,145 warrants issued or outstanding respectfully. The intrinsic value of all warrants at February 29, 2008 was $5,400.

During the year ended February 28, 2007, no warrants were exercised. For the year ended February 28, 2006 there were no warrants issued or outstanding.  The intrinsic value of all warrants at February 28, 2007 was $152,517.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 12 - INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

2008
Computed at U.S. and State statutory rates (40%)	$(2,080,244)
Permanent differences	68,415
Changes in valuation allowance	2,011,829
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

Deferred tax assets:	2008	2007
Net operating loss carryforwards	$2,574,000	$1,734,000
Oil and gas properties	1,745,820	947,800
Warrant expense	373,808
Less valuation allowance	(4,693,628)	(2,681,800)
Total	$-	$-

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

NOTE 13 – FINAL CLOSING OF SALE OF TUSCALOOSA PROPERTIES SUBSEQUENT TO INITIAL FILING OF FORM 10-KSB:

On January 18, 2008, Daybreak signed a purchase and sale agreement (“PSA”) for the sale of its Tuscaloosa project interests for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million closed on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale includes Daybreak's interests in the Tensas Farms F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area.  Under terms of the PSA, the effective dates for each closing was January 1, 2008.

As a result of the final closing and the $5.5 million cash receipts, the conditions that gave rise to the Company’s going concern uncertainty have subsequently been resolved.

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

NOTE 14 – RESTATEMENT:

On December 19, 2008, the audit committee of the board of directors of Daybreak Oil and Gas, Inc. (the “Company”) determined that it will be necessary to restate its financial statements for the fiscal year ended February 29, 2008, as filed on Form 10-KSB on May 27, 2008 (the “Restated Period”) to correct for an error in the accounting of the goodwill common stock warrants issued in February 2008 (see also Note 10).

This determination was made after consideration was given to a series of comments made by the Staff of the Securities and Exchange Commission (the “SEC”) regarding certain financial valuation and disclosure items in the Company’s Form 10-KSB/A for the fiscal year ended February 29, 2008.  In response to comments and a review by the SEC, the Company determined that it should follow the guidance of Statement of Financial Accounting Standards No. 123R (“FAS 123R”) Share-Based Payment and FSP EITF 00-19-2 Accounting for Registration Payment Arrangements in its accounting treatment of warrants offered by the Company in February 2008 to participants of the two private placement offerings that occurred in 2006.

The restated financial statements reflect the values of the goodwill common stock warrants issued to participants in the July 2006 and Spring 2006 private placements of $254,283 and $680,238, respectively as general and administrative expense in the income statement on the basis that these common stock warrants were issued in exchange for the waiver of the investors’ registration rights. Previously, Daybreak had recognized these goodwill common stock warrants as incremental costs related to the above private placements offerings and were debited to additional paid in capital.

The correction of this error affected certain accounts in the balance sheet as of February 29, 2008 and certain line items in the statement of operations, statement of changes in stockholders equity and the statement of cash flows for the year ended February 29, 2008 and from inception through February 29, 2008.

The effects of the correction of the accounting error are summarized as follows:

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

As of February 29, 2008:	As Previously Reported	Adjustments	As Restated

Total current assets	$1,049,217	$-	$1,049,217
Oil and gas properties, net of accumulated depletion, successful efforts method	169,521	-	169,521
Assets held for sale	1,634,471	-	1,634,471
Other assets	807,828	-	807,828
Total assets	$3,661,037	$-	$3,661,037

Total current liabilities	$316,253	$-	$316,253
Other liabilities	119,207	-	119,207
Total liabilities	435,460	-	435,460

Preferred stock	1,298	-	1,298
Common stock	44,294	-	44,294
Additional paid-in capital	21,046,264	934,521	21,980,785
Accumulated deficit	(736,035)	-	(736,035)
Deficit accumulated during the exploration stage	(17,130,244)	(934,521)	(18,064,765)
Total stockholders’ equity	3,225,577	-	3,225,577
Total liabilities and stockholders’ equity	$3,661,037	$-	$3,661,037

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

For the twelve months ended February 29, 2008:	As Previously Reported	Adjustments	As Restated
REVENUE	$366,850	$-	$366,850

OPERATING EXPENSES:
Production costs	326,849	-	326,849
Exploration and drilling	654,765	-	654,765
Depreciation and depletion expense	2.333.571	-	2,333,571
General and administrative	1,729,156	934,521	2,663,677
Total operating expenses	5,044,341	934,521	5,978,862

OPERATING LOSS	(4,677,491)	(934,521)	(5,612,012)

OTHER INCOME AND (EXPENSE)	(22,521)	-	(22,521)

LOSS FROM CONTINUING OPERATIONS	(4,700,012)	(934,521)	(5,634,533)

Income from discontinued operations	433,839	-	433,839

NET LOSS	(4,266,173)	(934,521)	(5,200,694)

Cumulative convertible preferred stock dividend requirement	(395,923)	-	(395,923)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,662,096)	$(934,521)	$(5,596,617)

NET LOSS PER COMMON SHARE

Loss from continuing operations	$(0.11)	$(0.03)	$(0.14)

WEIGHTED-AVERAGE COMMON SHARESOUTSTANDING	41,292,659	-	41,292,659

Daybreak Oil and Gas, Inc. (An Exploration Stage Company, Date of Inception March 1, 2005)
Notes to Financial Statements

SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s operations are directly related to oil and natural gas producing activities located in Alabama, Louisiana, and Texas.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 29 / 28,
	2008	2007
Proved properties
Mineral interests	$1,855,994	$2,092,107
Wells, equipment and facilities	3,207,055	2,129,400
Total proved properties	5,063,049	4,221,507

Unproved properties
Mineral interests	415,357	902,420
Uncompleted wells, equipment and facilities	896,067	1,822,619
Total unproved properties	1,311,424	2,725,039

Less accumulated depreciation, depletion, amortization and impairment	(4,570,481)	(2,393,693)
Net Capitalized Costs	$1,803,992	$4,552,853

Costs Incurred in Oil and Gas Producing Activities

	Twelve Months Ended February 29 / 28,
	2008	2007
Acquisition of proved properties	$119,235	$428,669
Acquisition of unproved properties	7,043	1,486,901
Development costs	921,334	859,688
Exploration costs	1,264,784	4,241,917
Total Costs Incurred	$2,312,396	$7,017,175

Results of Operations from Oil and Gas Producing Activities

	Twelve Months Ended February 29 / 28,
	2008	2007
Oil and gas revenues	$1,017,604	$629,346
Production costs	(606,240)	(373,766)
Exploration expenses	(717,265)	(1,196,640)
Depletion, depreciation, and impairment	(2,314,160)	(2,393,693)
Result of oil and gas producing operations before income taxes	(2,620,061)	(3,334,753)
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$(2,620,061)	$(3,334,753)

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by the certified independent engineering firm, Huddleston & Co., Inc.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as addition information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  The Company had no proved reserves in fiscal 2006.  The fiscal 2008 proved reserves are summarized in the table below:

	Crude Oil and Natural Gas Liquid Bbls	Natural Gas Mcf
Proved Reserves as of February 29, 2008:
Beginning of the period	29,425	211,800
Revisions of previous estimates(1)	(15,775)	(104,264)
Extensions and discoveries	9,776	18,148
Production	(6,792)	(49,584)
Sale of minerals in place	(3,522)	(10,600)
End of the period	13,112	65,500

(1) The revisions of previous estimates resulted from two sources. As discussed previously in this 10-KSB/A Amendment No. 2, the F-1 and F-3 wells in the Tuscaloosa project in Louisiana were shut in for the majority of the 2007 – 2008 fiscal year resulting in a marked decline in field performance. This decline then resulted in the previous estimates of proved reserves being decreased.

Additionally, in the Gilbertown Field in Alabama, production costs increased dramatically in comparison to the prior year thereby creating a necessary downward revision of proved reserves because of a higher economic limit. These increased costs were due to recurring workover programs that occurred on existing wellbores.

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

	February 29 / 28,
	2008	2007

Future cash inflows	$1,876,287	$3,270,219
Future production costs (1)	(632,786)	(889,817)
Future development costs	-	(170,762)
Future income tax expenses (2)	-	-
Future net cash flows	1,243,501	2,209,640
10% annual discount for estimated timing of cash flows	(113,236)	(269,273)
Standardized measure of discounted future net cash flows at the end of the year	$1,130,265	$1,940,367

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

	Twelve Months Ended February 29 / 28,
	2008	2007
Standardized measure of discounted future net cash flows at the beginning of the year	$1,940,367	$-
Extensions, discoveries and improved recovery, less related costs	644,889	1,806,060
Revisions of previous quantity estimates	(1,559,345)	-
Changes in estimated future development costs	(185,701)	-
Purchases (sales) of minerals in place	(330,401)	389,887
Net changes in prices and production costs	283,362	-
Accretion of discount	194,037	-
Sales of oil and gas produced, net of production costs	(411,365)	(255,580)
Development costs incurred during the period	356,463	-
Change in timing of estimated future production and other	197,959	-
Net change in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$1,130,265	$1,940,367

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, February 29, 2008, an evaluation was conducted by Daybreak management as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"). Such disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosures.

Based upon that evaluation, our management concluded that our financial and disclosure controls needed improvement and were not effective as of February 29, 2008.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2008.  Material weakness identified included:
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

  Our first quarter 10-QSB report for the fiscal year ended February 29, 2008 should have been filed on July 16, 2007. We were not successful in making this filing deadline because the audit of our prior fiscal year ended February 28, 2006 was not completed.
  Subsequent to these filing delays and completion of the audit of our prior year financial statements, we were able to complete our late filings and fulfill all other requirements allowing Daybreak to return to the OTC Bulletin Board.
  Due to the level of administrative staff at the Company during the past fiscal year, certain beneficial control methods were not available for implementation. This was especially true when evaluating an effective separation of duties and responsibilities in the corporate office as it relates to financial reporting, general accounting processes, and information technology security and controls.
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

Changes in Internal Control.

As a result of our evaluations described above, the Company has initiated the changes described below in our internal control over financial reporting during the quarter ended February 29, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 13.	EXHIBITS

The following Exhibits are filed as part of the report:

3.01	Articles of Incorporation, as amended(18)
3.02	Amended and Restated Bylaws(16)
4.01	Registration statement of securities(4)
4.02
Designations of Series A Convertible Preferred Stock (filed as Articles of Amendment to theArticles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006 and filed as part of Exhibit 3.01 herewith.)

10.01	Quitclaim mining deed with Silver Crown Mining of mineral rights in Idaho (12)
10.02	Agreement with Crosspoint Holdings, Inc. for the purchase of Series A Preferred Stock(1)
10.03	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2005(15)
10.04	Consulting Agreement with AnMac Enterprises effective March 1, 2005(15)
10.05	Consulting Agreement with Eric Moe effective March 1, 2005(15)
10.06	Expiration of Series A Stock Purchase Agreement with Crosspoint Holdings, Inc.,(2)
10.07	Drilling agreement with MPG Petroleum for Ginny South project.(3)
10.08	Agreement with MPG Petroleum to join land bank for Pearl Prospect(3)
10.09	Consulting agreement with Summitt Ventures for management services(3)
10.10	Development agreement with Chicago Mill Joint Venture for Louisiana project(12)
10.11	Prospect review and non-competition agreement for California project(12)
10.12	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project(12)
10.13	Development agreement with Oracle Operating Co. for Texas project(12)
10.14	Prospect review agreement for California project(12)
10.15	Development agreement with Vision Exploration for Krotz Springs 3D Prospect(12)
10.16	Farmout agreement with Big Sky Western Canada for well in Alberta, Canada (12)
10.17	Development agreement with Vision Exploration for prospect in Louisiana(12)
10.18	Subscription agreement and letter of investment intent, March 2006 private placement(5)
10.19	Warrant for the purchase shares of common stock, March 2006 private placement(5)
10.20	Registration rights agreement, March 2006 private placement(5)
10.21	Pipeline license agreement for Tuscaloosa project in Louisiana (12)
10.22	Subscription agreement and letter of investment intent, July 2006 private placement(15)
10.23	Warrant for the purchase shares of common stock, July 2006 private placement(15)
10.24	Registration rights agreement, July 2006 private placement(15)
10.25	Development agreement with Frank Davis Exploration for prospect in Louisiana (12)
10.26	Agreement for refurbishing and operating of drilling rig(6)
10.27	Consulting Agreement with Jeffrey Dworkin dated August 1, 2006(15)
10.28	Office Rent Agreement with Terrence Dunne & Associates dated August 1, 2006(15)
10.29	Consulting Agreement with Michael Hooper dated August 3, 2006(15)
10.30	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (7)
10.31	Farmout agreement with Monarch Gulf Exploration, Inc.(8)
10.32	Oil and gas lease with Anadarko E&P Company, L.P.(9)
10.33	Drilling contract with Energy Drilling for two wells in Louisiana (11)
10.34	Consulting Agreement with Tim Lindsey effective January 2, 2007(15)
10.35	Consulting Agreement with 413294 Alberta Ltd. effective March 1, 2007(15)
10.36	Consulting Agreement with Jeffrey Dworkin effective March 1, 2007(15)
10.37	Consulting Agreement with Michael Hooper effective March 1, 2007(15)
10.38	Employment Agreement with Eric Moe, CEO effective March 1, 2007(15)
10.39	Employment Agreement with Bennett Anderson effective March 1, 2007(15)
10.40	Employment Agreement Thomas Kilbourne effective March 1, 2007(15)

10.41	Office Rent Agreement with Terrence Dunne & Associates effective May 1, 2007(15)
10.42	Seismic Option Farmin Agreement with Chevron U.S.A. (13)
10.43	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (14)
10.44	Definitive Purchase and Sale Agreement with Lasso Partners, LLC(18)
10.45	Letter of Agreement to Amendment of Purchase and Sale Agreement with Lasso Partners,LLC(17)
10.46	Warehousing Line of Credit Promissory Note and Personal Guaranty(18)
10.47	Purchase of Tuscaloosa interest from Kirby Cochran (18)
10.48	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin)(18)
10.49	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe)(18)
10.50	Letter of Agreement on North Shuteston Assignment of Interest(18)
14.01	Ethical Business Conduct Policy Statement(16)
14.02	Code of Ethics for Senior Financial Officers(16)
16.01	Change in Certifying Accountant(10)
23.1	Consent of Huddleston & Co., Inc. (19)
31.1	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (19)
32.1	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)
99.1	Audit Fee Pre-Approval Policy (April 2008)(18)

(1)	Previously filed as exhibit to Form 8-K on November 5, 2004, and incorporated by reference herein.
(2)	Previously filed as exhibit to Form 8-K on April 7, 2005, and incorporated by reference herein.
(3)	Previously filed as exhibit to Form 10-KSB on June 15, 2005, and incorporated by reference herein.
(4)	Previously filed as exhibit to Form S-8 on August 19, 2005, and incorporated by reference herein.
(5)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(6)	Previously filed as exhibit to Form 8-K on September 6, 2006, and incorporated by reference herein.
(7)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by referenceherein.
(9)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 8-K on November 15, 2006, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(16)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.
(17)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.
(18)	Filed with Original Form 10-KSB filed on May 27, 2008.
(19)	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim principal finance and accounting officer
Date: January 14, 2009