Form 10-Q
period 2008-11-30
DAYBREAK OIL & GAS INC
filed 2009-01-14
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

At January 14, 2009 the registrant had 45,034,299 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets at November 30, 2008 (Unaudited) and February 29, 2008	3

	Statements of Operations for the Three and Nine Months Ended November 30, 2008 and 2007 and from March 1, 2005 (Date of Inception of Exploration Stage) to November 30, 2008 – (Unaudited)	4

	Statement of Changes in Stockholders’ Equity – (Unaudited)	5

	Statements of Cash Flows for the Nine Months Ended November 30, 2008 and 2007 and from March 1, 2005 (Date of Inception of Exploration Stage) to November 30, 2008 – (Unaudited)	6

	Notes to Unaudited Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4T.	Controls and Procedures	31

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 6.	Exhibits	34

Signatures		35

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets – Unaudited

	As of November 30,	As of February 29,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,870,233	$214,578
Accounts receivable:
Oil and gas sales	81,540	311,277
Joint interest participants	275,854	502,420
Prepaid expenses and other current assets	-	20,942
Total current assets	4,227,627	1,049,217
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, successful efforts method
Proved properties	-	64,821
Unproved properties	278,939	104,700
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $21,142
and $13,310 respectively	10,187	18,019
ASSETS HELD FOR SALE	-	1,634,471
JOINT INTEREST RECEIVABLE - LONG TERM	361,504	500,000
OTHER ASSETS	388,756	289,809
Total assets	$5,267,013	$3,661,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$194,855	$316,253
OTHER LIABILITIES
Asset retirement obligation	31,525	119,207
Total liabilities	226,380	435,460
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,150,465 and
1,297,465 shares issued and outstanding respectively	1,151	1,298
Common stock - 200,000,000 shares authorized; $0.001 par value, 44,794,299
and 44,293,299 shares issued and outstanding respectively	44,795	44,294
Additional paid-in capital	22,047,556	21,980,785
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(16,316,834)	(18,064,765)
Total stockholders’ equity	5,040,633	3,225,577
Total liabilities and stockholders' equity	$5,267,013	$3,661,037

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Operations – Unaudited

					From
					Inception
	Three Months Ended,		Nine Months Ended,		Through
	November 30,		November 30,		November 30,
	2008	2007	2008	2007	2008
REVENUE:
Oil and gas sales	$56,528	$89,045	$261,392	$260,452	$783,030

OPERATING EXPENSES:
Production costs	78,158	71,451	213,101	189,317	647,881
Exploration and drilling	294,177	71,276	538,521	604,672	2,779,895
Depreciation, depletion, amortization,
and impairment expense	144,801	48,616	182,000	170,525	4,913,619
General and administrative	868,413	390,082	1,719,688	1,281,818	12,280,176
Total operating expenses	1,385,549	581,425	2,653,310	2,246,332	20,621,571

OPERATING LOSS	(1,329,021)	(492,380)	(2,391,918)	(1,985,880)	(19,838,541)

OTHER INCOME (EXPENSE):
Interest income	19,927	291	27,392	37,603	182,237
Interest expense	(3)	(52,612)	(366)	(165,391)	(1,478,415)
Total other income (expense)	19,924	(52,321)	27,026	(127,788)	(1,296,178)

LOSS FROM CONTINUING OPERATIONS	(1,309,097)	(544,701)	(2,364,892)	(2,113,668)	(21,134,719)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations
(net of tax)	-	(106,902)	119,382	(98,917)	824,444
Gain from sale of oil and gas properties
(net of tax of $ -0-)	-	-	3,993,441	-	3,993,441

NET INCOME (LOSS)	(1,309,097)	(651,603)	1,747,931	(2,212,585)	(16,316,834)

Cumulative convertible preferred stock
dividend requirement	(52,421)	(58,897)	(160,321)	(181,962)	(552,039)
Deemed dividend - Beneficial conversion
feature	-	-	-	-	(4,199,295)

NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS	$(1,361,518)	$(710,500)	$1,587,610	$(2,394,547)	$(21,068,168)

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.06)
Income (loss) from discontinued operations	-	(0.00)	0.09	(0.00)
NET INCOME ( LOSS) PER COMMON
SHARE - Basic and diluted	$(0.03)	$(0.02)	$0.04	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	44,761,899	41,073,017	44,631,309	41,035,001

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity – Unaudited
For the Period from Inception (March 1, 2005) through November 30, 2008

							Deficit
	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		During the
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net (Loss)	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	$-	29,458,221	$29,458	$7,267,514	$(736,035)	$(4,472,041)	$2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)	-	-	(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net (Loss)	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	$1,400	40,877,230	$40,877	$20,224,411	$(736,035)	$(12,864,071)	$6,666,582

Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,491	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(205)	-	-	-
Issuance of goodwill warrants					934,521			934,521

Net (Loss)	-	-	-	-	-	-	(5,200,694)	(5,200,694)

BALANCE, FEBRUARY 29, 2008	1,297,465	$1,298	44,293,299	$44,294	$21,980,785	$(736,035)	$(18,064,765)	$3,225,577

Issuance of common stock for:								-
Cash	-	-	60,000	60	14,940	-	-	15,000
Conversion of preferred stock	(91,000)	(91)	273,000	273	(182)	-	-	-
								-
Net (Loss)	-	-	-	-	-	-	(397,876)	(397,876)

BALANCE, MAY 31, 2008	1,206,465	$1,207	44,626,299	$44,627	$21,995,543	$(736,035)	$(18,462,641)	$2,842,701

Issuance of common stock for:								-
Cash	-	-	-	-	(300)	-	-	(300)
Conversion of preferred stock	(36,000)	(36)	108,000	108	(72)	-	-	-
								-
Net Income	-	-	-	-	-	-	3,454,904	3,454,904

BALANCE, AUGUST 31, 2008	1,170,465	$1,171	44,734,299	$44,735	$21,995,171	$(736,035)	$(15,007,737)	$6,297,305

Issuance of common stock for:
Conversion of preferred stock	(20,000)	(20)	60,000	60	(40)	-	-	-
Issuance of goodwill warrants	-	-	-	-	52,425	-	-	52,425

Net (Loss)	-	-	-	-	-		(1,309,097)	(1,309,097)

BALANCE, NOVEMBER 30, 2008	1,150,465	$1,151	44,794,299	$44,795	$22,047,556	$(736,035)	$(16,316,834)	$5,040,633

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited

			From Inception
			March 1, 2005
	Nine Months Ended	Nine Months Ended	Through
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,747,931	$(2,212,585)	$(16,316,834)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of oil and gas properties	(3,993,441)	-	(3,993,441)
Common stock issued for services	-	4,500	6,239,729
Depreciation, depletion, amortization, and
impairment expense	250,121	456,596	4,981,740
Exploration expense - Dry well	-	38,458	849,753
Non cash interest expense and accretion	-	147,815	1,470,051
Non cash interest income	(3,729)	(19,052)	(60,422)
Non cash general and administrative expense	52,425	-	986,946
Changes in assets and liabilities:
Accounts receivable - Oil and gas sales	(163,976)	(44,161)	(475,253)
Accounts receivable - Related party participants	-	14,640	-
Accounts receivable -Joint interest participants	382,169	(134,590)	(1,120,251)
Prepaid expenses and other current assets	20,942	74,750	441
Accounts payable and other accrued liabilities	(87,384)	(599,930)	715,160
Joint interest receivable - Long term	-	-	500,000
Other assets	-	-	(77,177)
Net cash (used) in operating activities	(1,794,942)	(2,273,559)	(6,299,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	(100,000)	(250,000)	(375,000)
Purchase of oil and gas properties	(281,779)	(1,431,872)	(9,197,525)
Purchase of fixed assets	-	(8,930)	(31,841)
Proceeds from sale of oil and gas properties	5,812,894	-	7,812,894
Proceeds (repayments) from note receivable	-	800,000	-
Additions (deletions) to oil and gas prepayments	4,782	32,393	77,175
Net cash provided by (used) in investing activities	5,435,897	(858,409)	(1,714,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	(20)	3,626,204
Proceeds from sales of common stock, net	14,700	613,895	7,022,273
Proceeds from related party notes payable	-	-	200,000
Proceeds (repayments) from borrowings	-	(200,000)	1,035,520
Net cash provided by (used) in financing activities	14,700	413,875	11,883,997

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	3,655,655	(2,718,093)	3,870,142

CASH AND EQUIVALENTS AT BEGINNING
OF PERIOD	214,578	2,734,170	91

CASH AND EQUIVALENTS AT END
OF PERIOD	$3,870,233	$16,077	$3,870,233

 The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Statements of Cash Flows - Unaudited (Continued)

			From Inception
			March 1, 2005
	Nine Months Ended	Nine Months Ended	Through
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH PAID FOR:
Interest	$366	$38,325	$55,462
Income taxes	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$-	$4,500	$6,239,729
Common stock issued for oil and gas properties	$-	$-	$940,750
Common stock repurchased and cancelled	$-	$-	$(150,000)
Common stock issued on conversion of convertible
debentures and interest	$-	$27,878	$1,253,934
Discount on convertible notes payable	$-	$60,973	$1,326,186
Extension warrants on convertible notes payable	$-	$-	$119,283
Conversion of preferred stock to common stock	$441	$175	$626

 The accompanying notes are an integral part of these unaudited financial statements

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.

The audited financial statements at February 29, 2008, which are included in Amendment No. 2 on Form 10-KSB/A to Daybreak’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008, should be read in conjunction with these financial statements.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157, Fair Value Measurements, when a market for that financial asset is inactive. FSP FAS 157-3 became effective for financial statements upon issuance and its adoption did not have a material impact on the Company’s operating results, financial position or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

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

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-2 is effective for the Company’s fiscal year beginning March 1, 2009.  The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s operating results, financial position or cash flows.

Exploration Stage Company

On March 1, 2005 (the inception of exploration stage), Daybreak commenced oil and gas exploration and development activities. As of November 30, 2008, Daybreak has not achieved sustainable positive cash flow from its oil and gas operations.  Accordingly, Daybreak’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.”  Among the disclosures required by SFAS No. 7 are that Daybreak’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since Daybreak’s date of inception.

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

The Company routinely maintains balances in financial institutions in excess of the federally insured amount. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

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

Pursuant to SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company reviews proved oil and natural gas properties and other long-lived assets for impairment.  These reviews are predicated by events and circumstances, (such as downward revision of the reserve estimates or commodity prices), that indicate a decline in the recoverability of the carrying value of such properties.  Daybreak estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.  When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate.  For the three months ended November 30, 2008, the Company recognized an impairment loss on its proved oil and gas properties of $21,067.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value.  An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.   For the three months ended November 30, 2008, the Company recognized an impairment loss on its unproved oil and gas properties of $104,701.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Revenue Recognition

Daybreak uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Daybreak had no significant imbalances as of November 30, 2008.

Reclamation Bonds

Included in other assets at November 30, 2008 is $250,000 paid to U.S. Specialty Insurance Company to act as surety in pledging a bond to the State of Alabama in connection with asset retirement obligations for future plugging, abandonment and site restoration.

Also, included in other assets at November 30, 2008 is $100,000 held in the form of a Certificate of Deposit with Bank of America for an Operator bond in the State of California.

Reclassifications

Certain accounts in the prior period were reclassified to conform to the current period’s financial statement presentation.

NOTE 3 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS

In June 2007, Daybreak, as operator for the drilling and completion of the KSU #59 (formerly Haas-Hirsch No. 1) well, located in the Krotz Springs Field in St. Landry Parish, Louisiana, sent a notice of default to California Oil & Gas, Corporation (“COGC”), one of the working interest participants, for delinquency in meeting their financial commitments in the drilling and completion of the KSU #59 well. COGC was responsible for twenty-five percent (25%) of the working interest costs in the KSU #59 well.  In January 2008, Daybreak filed suit in the 19th Judicial Court, East Baton Rouge Parish, State of Louisiana against COGC for their default. On November 17, 2008, a hearing was held in which Daybreak requested a summary judgment against COGC. The request was granted and on December 9, 2008 a written order for summary judgment against COGC was entered by the Court. As partial payment of this default, COGC has assigned their revenue interest in the KSU # 59 to Daybreak until the default is cured. As of November 30, 2008, Daybreak has received $158,578 representing COGC’s share of net production revenue less monthly lease operating expenses from May 2007 through October 2008. This amount has been applied against the delinquent receivable leaving a current balance due of $457,409 as of November 30, 2008.  The long-term portion of this receivable is recognized under Joint interest receivable – long term.

NOTE 4 — OIL AND GAS PROPERTIES:

Oil and gas properties at November 30 and February 29, 2008 consisted of the following:

	November 30, 2008	February 29, 2008
Proved leasehold costs	$302,410	$299,571
Unproved leasehold costs	104,701	104,700
Costs of wells and development	1,732,564	1,732,958
Unevaluated capitalized exploratory well costs	278,939	-
Capitalized asset retirement costs	22,740	22,740
	2,441,354	2,159,969
Less - Accumulated depletion, depreciation, amortization and impairment	(2,162,415)	(1,990,448)
Net Oil and Gas Properties	$278,939	$169,521

NOTE 5 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On June 12, 2008 Daybreak completed the sale of its Tuscaloosa project interests for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.  The sale includes Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area located in NE Louisiana.  Under terms of the purchase and sale agreement, the effective date of the sale for each closing was January 1, 2008. The sale of the Tuscaloosa project resulted in a gain for the nine months ended November 30, 2008 of $3,993,441, net of taxes of $-0-.  Prior period income statement amounts applicable to the Tuscaloosa project were reclassified and included under Income (Loss) from discontinued operations while related assets are classified as Assets Held for Sale in the unaudited balance sheets.

The following tables present the loss and income for the interim periods shown and from inception.

	Three Months Ended
	November 30, 2008	November 30, 2007
Oil and gas sales revenues – Tuscaloosa project	$-	$44,425
Cost and expenses	-	(151,327)
Loss from discontinued operations	$-	$(106,902)

	Nine Months Ended
	November 30, 2008	November 30, 2007
Oil and gas sales revenues – Tuscaloosa project	$234,473	$396,611
Cost and expenses	(115,091)	(495,528)
Income from discontinued operations	$119,382	$(98,917)

From Inception through
November 30, 2008
Oil and gas sales revenues – Tuscaloosa project	$1,317,424
Cost and expenses	(492,980)
Income from discontinued operations	$824,444

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

NOTE 7 – WARRANTS

Warrants outstanding and exercisable as of November 30, 2008 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	2.5	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	4.5	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	4.5	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	2.75	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	4.75	419,930
Convertible Debenture Term Extension	150,001	$2.00	3.00	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	0.75	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	1.00	90,000
Spring 2006 PP Goodwill Warrants	3,182,934	$0.65	1.25	3,182,934
July 2006 PP Goodwill Warrants	1,250,264	$0.65	1.25	1,250,264
Placement Agent Warrants January 2008 PP	39,550	$0.25	2.25	39,550
	13,261,893			13,261,893

During the nine months ended November 30, 2008, no warrants were exercised. For the nine months ended November 30, 2008, there were a total of 312,997 additional goodwill warrants issued to the participants of the Spring 2006 (184,000 warrants) and the July 2006 (128,997 warrants) private placements. As of November 30, 2008 and February 29, 2008, there were 13,261,893 and 12,906,346 warrants issued and outstanding respectively.  The intrinsic value of all warrants at November 30, 2008 was $-0-.

NOTE 8 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	November 30, 2008	November 30, 2007
Computed at U.S. and State statutory rates (40%)	$699,175	$(624,400)
Permanent differences	3,625	40,100
Changes in valuation allowance	(702,800)	584,300
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	November 30, 2008	February 29, 2008
Deferred tax assets:
Net operating loss carryforwards	$3,126,530	$2,574,000
Oil and gas properties	469,521	1,745,820
Warrant expense	394,778	373,808
Less valuation allowance	(3,990,829)	(4,693,628)
Total	$-	$-

At November 30, 2008, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $7,816,325 which will begin to expire, if unused, beginning in 2024.  Section 382 Rule will place annual limitations on Daybreak’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 — STOCKHOLDERS’ EQUITY

Private Placements

On May 22, 2008, Daybreak closed an unregistered offering of its common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933.  Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933.  For the nine months ended November 30, 2008, a total of 60,000 shares of unregistered common stock were sold directly by the Company to two investors for $15,000 for the nine months ended November 30, 2008. Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

Common Stock Warrants

For the nine months ended November 30, 2008, Daybreak issued 312,997 “goodwill” common stock warrants valued at $52,425 to 15 participants of the Spring 2006 and July 2006 private placement offerings.  The warrants were issued as a goodwill gesture to investors in the private placements due to the inability to complete the respective registration statements.  Each participant from both the Spring 2006 and the July 2006 private placements was offered one “goodwill” warrant for every unit that had been purchased in exchange for waiving their rights under the Registration Rights Agreement (“Waiver Letter”).  The warrants were recognized as a general and administrative expense for the three months ended November 30, 2008. The Company had received acceptance letters from 189 or approximately 84% of the 225 participants from these two private placements as of November 30, 2008.  The Company will continue to issue these goodwill warrants upon receipt of the Waiver Letter from the private placement participants. Regardless of when they are issued, the warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision.  The Company has issued 4,433,198 goodwill warrants valued at $986,946 to these investors.  The Company can issue up to a total of 5,413,367 warrants. The warrants were issued at various dates and were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate ranging from 3.7% to 1.47%; a declining term from two years; a volatility range of 123.65% to 110.63%; and dividend yield of 0.0%.

NOTE 10 - SERIES A CONVERTIBLE PREFERRED STOCK DIVIDEND

Daybreak has designated 2,400,000 shares of the authorized 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (Series A Stock), with a $0.001 par value.  During the fiscal year ended February 28, 2007, Daybreak conducted a private placement sale of the Series A Stock. A total of 1,399,765 shares of Series A Stock were sold in the private placement offering resulting in $4,199,291 of gross proceeds.  Each share of Series A Stock is convertible into three shares of Daybreak common stock, whenever the shareholder chooses to convert.  As of November 30, 2008, there have been 249,300 shares of Series A Stock converted by 19 shareholders into 747,900 shares of Daybreak common stock.

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

The table below details the cumulative dividends for each fiscal year and the interim nine months of the current year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$153,966
Year Ended February 29, 2008	90	237,752
Nine Months Ended November 30, 2008	81	160,321
Total Accumulated Dividends		$552,039

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities.  While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. Daybreak maintains insurance coverage, that is customary in the industry, although Daybreak is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of November 30, 2008.  There can be no assurance, however that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s properties.

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

Introduction

The following discussion of our results of operations for the nine month periods ended November 30, 2008 and November 30, 2007 and of our financial condition as of November 30, 2008, should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q and with the Company’s latest audited financial statements as reported in its Amendment No. 2 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.

We are an early stage oil and gas exploration company with a limited operating history and minimal proven reserves, production and cash flow.  To date, we have had limited revenues and have not been able to generate sustainable positive earnings.  Our management cannot provide any assurances that Daybreak will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Amendment No. 2 our most recent report on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 (Item 1. Description of Business – “Risk Factors”).

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities.  We currently have projects underway in Alabama, California, Louisiana and Texas.  In January 2007, drilling began on the Krotz Springs project in Louisiana. Daybreak was the operator of record for the drilling and completion phases of this project. In Alabama, we have been operator of the East Gilbertown Field since June 2007. In November 2008, drilling operations began on a multi-well program in California.  To date in California, we have drilled three exploratory wells and are completing one of these wells.

Liquidity and Capital Resources

Our working capital and current ratio (current assets divided by current liabilities) are as follows.

	November 30, 2008	February 29, 2008
Current Assets	$4,227,627	$1,049,217
Current Liabilities	194,855	316,253
Working Capital	$4,032,772	$732,964

Current Ratio	21.69	3.32

While these two ratios are important for financial analysis, other numerous factors may also affect the liquidity and capital resources of Daybreak.  Working capital increased from $732,964 as of February 29, 2008, to $4,032,772 as of November 30, 2008, an increase of $3,299,808.  This increase was due to the receipt of $5,500,000 on June 12, 2008, from the third and final closing for the sale of our interest in the Tuscaloosa project in NE Louisiana.

Cash Flow Used in Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves.  In the second quarter of the current fiscal year, we realized a net gain of $3,993,441 on the sale of our Tuscaloosa asset in Louisiana.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash flow used in operating activities for the nine months ended November 30, 2008 decreased by $478,617, or 21.1% as compared to the period ended November 30, 2007.  The decrease in operating cash flows was derived primarily from the gain on the sale of our Tuscaloosa property.

Cash Flow Provided by Investing Activities

Cash provided by investing activities increased by $6,294,306, or 733.2%, for the nine months ended November 30, 2008, when compared to the period ended November 30, 2007. This increase came from the sale of our Tuscaloosa project in Louisiana for $8 million.

Cash Flow Provided by Financing Activities

Cash provided by financing activities decreased by $399,175, or 96.4%, for the nine months ended November 30, 2008, when compared to the period ended November 30, 2007. There was no financing activity that occurred in the third quarter of the current fiscal year, whereas we conducted sales of our common stock through private placements in the third and fourth quarters of the prior fiscal year.

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

Since our inception, we have incurred losses from operations with resulting negative cash flow and have depended on external financing to sustain our operations.  During the fiscal year ended February 29, 2008, we reported losses from operations of $5.6 million.  An operating loss of $1,329,021 was reported for the three months ended November 30, 2008, as compared to an operating loss of $492,380 from the same period of the prior year.  This increase of $836,641 in the operating loss was due to: (1) an increase in exploration and drilling expenses; (2) the additional impairment of both proved and unproved properties because of lower oil and gas prices and (3) the timing of some general and administrative (“G&A”) expenses from both the current and comparative fiscal years.

The operating loss for the nine months ended November 30, 2008 was $2,391,918, a 20.4% increase over the operating loss of $1,985,880 for the nine months ended November 30, 2007. The Company has undertaken an aggressive program to control both production and G&A costs and we anticipate a year end operating loss that is less than the $5,612,012 operating loss from the prior fiscal year. There is no assurance that we can ever achieve sustained profitability.  Failure to achieve sustained profitability could cause any equity investment in the Company to become substantially impaired in value.

Critical Accounting Policies

Refer to Amendment No. 2 on Form 10-KSB/A to Daybreak’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.

Three Months Ended November 30, 2008 compared to the Three Months Ended November 30, 2007 - Continuing Operations

The following discussion compares our results for the three month periods ended November 30, 2008 and November 30, 2007.  These results cover our continuing operations at East Gilbertown Field in Alabama, East Slopes project in California, Krotz Springs Field project in Louisiana and Saxet Deep Field in Texas.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in August 2006.  Prior to that date, we had no revenues from continuing operations.

For the three months ended November 30, 2008, total oil and gas revenues from continuing operations decreased by $32,517, or 36.5%, compared to the three months ended November 30, 2007.  This decrease in revenue was caused by lower average oil prices combined with decreased production. Overall production on a BOE (Barrel of Oil Equivalent) basis decreased by 1,352 barrels or 51.4% as compared to the same period from the prior year. We recorded revenues from our interests in 12 producing wells for the three months ended November 30, 2008.  A table of our revenues for the three months ended November 30, 2008 compared to the three months ended November 30, 2007 follows:

	Quarter Ended	Quarter Ended
	November 30, 2008	November 30, 2007
Alabama – East Gilbertown Field	$32,017	$37,740
Louisiana – Krotz Springs Field	12,383	18,801
Texas – Saxet Deep Field	12,128	32,504
Total Revenues	$56,528	$89,045

East Gilbertown Field is the oldest commercial producing field in Alabama having been in production since the 1940’s.  There are additional opportunities in at least 11 existing well bores that can be re-entered in potential sands of the Eutaw zones and Selma Chalk Formations at depths of 2,500 to 3,500 feet.  The principal producing zone is the multiple sand horizons in the Lower Cretaceous Eutaw sands.  Production is relatively heavy oil (approximately 18º API). For the three months ended November 30, 2008, East Gilbertown Field revenues decreased by $5,723, or 15.2% compared to the three months ended November 30, 2007.  The average sale price for heavy crude was $56.27, which was $1.96, or 3.4%, lower than for the three months ended November 30, 2007. Production decreased by 41 barrels, or 6.7%, and this decrease in production plus lower oil prices accounted for the decrease in revenue compared with the same period in the prior fiscal year.  East Gilbertown Field revenues represented 56.6% of total revenues from continuing operations for the three months ended November 30, 2008.

The Krotz Springs Field project in Louisiana began commercial production in May 2007. The KSU # 59 (KZU SU; KU No. 59 [formerly Haas-Hirsch #1]) has hydrocarbon production of both oil and gas.  A portion of the raw gas production from the KSU #59 well is converted into natural gas liquids by the Field Operator.  For the three months ended November 30, 2008, Krotz Springs Field revenues decreased by $6,418, or 34.1%, compared to the three months ended November 30, 2007.  Higher gas prices were offset by lower oil prices and a decline in production of 64% on a BOE basis resulting in lower revenue levels. The production decline was due to both reservoir depletion in the current productive zone and intermittent production issues. The average sale price on a BOE basis was $28.02, which was $9.01, or 47.4%, higher than for the same period in the prior fiscal year.  Krotz Springs Field revenue represented 21.9% of total revenues from continuing operations for the three months ended November 30, 2008.

The Saxet Deep Field in Texas has been producing since the 1940’s. The field currently produces oil and gas from three wells.  For the three months ended November 30, 2008, Saxet Deep Field revenues decreased $20,376, or 62.7%, compared to the three months ended November 30, 2007.  This revenue decrease was due to an inability to return to prior period production levels after the wells were shut in for pipeline maintenance.  On a BOE basis, production decreased by 529 barrels or 66.5%, for the three months ended November 30, 2008 compared to the same period in the prior fiscal year.  The average sale price on a BOE basis was $45.42, which was $4.06, or 9.8%, higher than for the same period in the prior fiscal year.  Saxet Deep Field revenues represented 21.5% of total revenues from continuing operations for the three months ended November 30, 2008.

Costs and Expenses.  Total operating expenses increased by $804,124, or 138.3%, compared to the three months ended November 30, 2007.  Significant increases occurred in the exploration and drilling, the DD&A and impairment and general and administrative expense categories. Operating expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, severance taxes; well workover projects; exploration costs including geological and geophysical costs as well as leasehold maintenance costs and dry hole expenses; depreciation, depletion, amortization and impairment of equipment costs, proven reserves and property costs; and general and administrative expenses, including legal and accounting expenses, director and management fees, investor relations and travel expenses.  A table of our costs and expenses for the three months ended November 30, 2008 compared to the three months ended November 30, 2007 follows:

	Quarter Ended	Quarter Ended
	November 30, 2008	November 30, 2007
Production Costs	$78,158	$71,451
Exploration Costs	294,177	71,276
Depreciation, Depletion, Amortization & Impairment	144,801	48,616
General & Administrative	868,413	390,082
Total Operating Expenses	$1,385,549	$581,425

Production costs increased $6,707, or 9.41%, compared to the three months ended November 30, 2007. The increase in costs relates directly to the ongoing efforts to increase production volume in the Saxet Deep Field and maintain current production levels in East Gilbertown Field. Because of the age of the equipment in East Gilbertown Field, the production costs, which included equipment repair and maintenance, increase over time.  These costs represented 5.6% of total operating expenses from continuing operations for the three months ended November 30, 2008.

Exploration expenses increased $222,901, or 312.7%, compared to the three months ended November 30, 2007.  This increase relates directly to the dry hole expenses incurred in the drilling program in the East Slopes project in California.  For the three months ended November 30, 2008, we drilled three wells including one dry hole compared with no drilling activity from the same quarter in the prior year.  These costs represented 21.2% of total operating expenses from continuing operations for the three months ended November 30, 2008.

Depreciation, depletion, amortization and impairment expenses increased $96,185, or 197.9%, compared to the three months ended November 30, 2007.  This increase relates directly to the impairment of our unproved properties, the North Shuteston and Avoyelles Parish projects, which we no longer intend to participate in developing, and the lower average prices of oil and gas which caused us to impair the remaining value of our proved properties in the Krotz Springs Field and Saxet Deep Field.  These costs represented 10.5% of total operating expenses from continuing operations for the three months ended November 30, 2008.

General and administrative (“G&A”) costs increased $478,331, or 122.6%, compared to the three months ended November 30, 2007.  Legal costs increased $56,080, or 553.7%, because of general corporate matters and responding to SEC comments regarding our Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  Management compensation increased by $330,203, or 235%, due to one-time charges associated with services provided by both our former interim President and Chief Executive Officer and our current President and Chief Executive Officer. Insurance costs increased by $37,645, or 65.6%, because of the timing for the payment of policy renewals. The goodwill warrants previously described in this 10-Q and valued at $52,425 were recorded as a part of the third quarter G&A costs. General and administrative costs represented 62.7% of total operating costs for the three months ended November 30, 2008.

Interest and dividend income increased $19,636, compared to the three months ended November 30, 2007, due to higher average cash and cash equivalent and marketable securities balances.

Interest expense decreased by $52,609, or 99%, compared to the three months ended November 30, 2007, due to an aggressive program to eliminate existing debt in the form of convertible debentures.

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

Alabama (East Gilbertown Field)

Choctaw County.  In December 2006, we acquired a working interest in the East Gilbertown Field in Choctaw County, Alabama, an existing oilfield project.  From December 2006 through March 2007, we incrementally increased our working interest from 2.5% to 12.5% in this project.  On June 1, 2007, we became the operator of the East Gilbertown Field. We plan to continue to increase production in the field by bringing more non-producing wellbores back into production and drilling new wells.  As of November 30, 2008, we have spent $467,974 in leasehold, production and workover costs associated with this field.  We plan to spend approximately $200,000 in capital repairs and new investments within the field in the next twelve months based on our current working interest percentage. Because of the current low prices for oil, we have fully impaired our capitalized cost in this property.

California (East Slopes and Expanded AMI Projects)

Kern and Tulare Counties.  In May 2005, we agreed to jointly explore an area of mutual interest (an “AMI”) in the southeastern part of the San Joaquin Basin near Bakersfield, California.  As our exploration work has continued; this project has been divided into two major areas referred to as the “East Slopes” project (Kern County) and the Expanded AMI project (Tulare County).  We and our partners have now jointly leased about 21,575 undeveloped acres in the two AMI’s.  Drilling targets are porous and permeable sandstone reservoirs at depths of 1,200 feet to 4,000 feet.

East Slopes Project.  In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes (Kern County) project area.    By contributing 3,658 acres and paying the full cost of a 35 square mile, high resolution, 3-D seismic survey program over the entire acreage block, referred to herein as the “Seismic Option Area”, Chevron has earned a 50% working interest in the Seismic Option Area.  After paying 50% of the cost for drilling the first four initial test wells, Daybreak will earn a 25% interest in the Seismic Option Area.  Multiple potential drilling locations have already been identified through the ongoing interpretation of the seismic data.  To date, we have drilled two wells; one successful well and one dry hole.  A completion rig has been scheduled to begin completion work for the first well in early January 2009.  A third well began drilling in December 2008 and encountered mechanical difficulties as a result of unexpected geological abnormalities.  After numerous attempts to correct the problems the well was temporarily abandoned.  The well will be re-entered in early 2009 and sidetracked to the prospective bottom hole location.  We plan to spend approximately $2,000,000 in new capital investments within the AMI covering the Seismic Option area in the upcoming twelve months.

Expanded AMI Project.  Two prospect areas to the north of the East Slopes project and outside the Seismic Option Area have been identified and we are reviewing lands in this area, which we refer to as the Expanded AMI project area. Daybreak has a 50% of the working interest in this area, which is not in the Chevron partnered East Slopes project area. We plan to spend approximately $50,000 in the upcoming twelve months in the Expanded AMI project areas.

As of November 30, 2008, we have spent $1,471,494 in drilling, leasehold and geologic and geophysical costs associated with these two prospect areas.

Louisiana (Krotz Springs and North Shuteston Projects)

St. Landry Parish.

The Krotz Springs Field Project. The Krotz Springs Field project is a deep gas play with current production from a Cockfield Sands reservoir.  Daybreak was the operator for this project during the drilling and completion phases of this single well. When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator for this well. Total project drilling and completion costs were approximately $9.2 million. We have a 12.5% working interest in this project, with a net revenue interest of 9.125%. As of November 30, 2008, we have spent $1.27 million in leasehold, drilling, completion and production costs associated with this project. In December 2008, we participated in the installation of a gas lift system in the well to assist in moving more fluid out of the well bore. The gas lift system should increase the gas production from the current producing reservoir. We will evaluate other prospective producing zones once the current reservoir is depleted. Because of the current low prices for gas and oil, we have fully impaired our capitalized cost in this property.

The North Shuteston Project.  The North Shuteston Project is an unproved property located in St. Landry Parish.  It is a 3-D seismic objective supported by a shallow amplitude anomaly at a depth of 2,300 feet.  This anomaly is related to Miocene age sand.  On April 23, 2008, we assigned our interest in this project to another oil and gas company in exchange for a two percent (2.0%) ORRI (overriding royalty interest) in the revenue from production.  Daybreak no longer has a working interest in this project, and therefore will not incur any more capital investment costs.  We have fully impaired our capitalized costs in this project.

Avoyelles Parish. The Avoyelles Parish project, another unproved property, is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil.  The project is focused on the broad northeast flank of the Cretaceous structure, targeting the Lower Tuscaloosa Formation and the fractured Lower (Austin) Chalk.  Plans call for a 3-D seismic survey covering about 36 square miles.  This is primarily a deep gas play.  Gross project costs are estimated to be $1,000,000 for land, $3,000,000 for 3-D seismic and $6,000,000 for drilling the first well.  We have jointly acquired leases or permits on approximately 2,002 gross undeveloped acres within the project. Daybreak has a 35% working interest in this project.  We have no plans for further capital expenditures within the field in the next twelve months and are planning to farm-out all or part of our interest in this project to an industry partner.  We have fully impaired our capitalized costs in this project.

Texas (Saxet Deep Field)

Nueces County.  In November 2005, we agreed to jointly participate in a five well re-entry project in the Saxet Deep Field a previously produced oilfield, on a developed 320 acre lease.  The project is located within the city limits of Corpus Christi, Texas.  We currently have a 23.6363% working interest with a 14.25% net revenue interest in this project.

In May 2006, we completed a workover of the Weil 8-C well in the Saxet Deep Field, which was placed into production in August 2006.  In August and September 2006, we completed successful workovers on both the Weil 3-C and Weil 7-C wells in the Saxet Deep Field.  Two other wells in the field, the Weil 2-C and the Weil 6-C were re-entered in September and October of 2006 and are now being used as salt water disposal wells.

As of November 30, 2008, we have spent $851,695 in leasehold, workover, production, pipeline and production facility costs associated with this project.

Daybreak is evaluating its participation in any further activities in this field.  Because of the current low prices for oil, we have fully impaired our capitalized cost in this property.

Nine Months Ended November 30, 2008 compared to the Nine Months Ended November 30, 2007 - Continuing Operations

The following discussion compares our results for the nine month periods ended November 30, 2008 and November 30, 2007. These results cover our continuing operations in East Gilbertown Field in Alabama, Krotz Springs Field project in Louisiana and Saxet Deep Field in Texas.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in August 2006.  Prior to that date, we had no revenues from continuing operations.

For the nine months ended November 30, 2008, total revenues from continuing operations were relatively unchanged with a $940, or 0.4%, increase from the nine months ended November 30, 2007.  Higher oil and gas prices in the first part of 2008 accounted for all of this increase as overall production decreased by 2,325 barrels or 32.1% on a BOE basis.  We recorded revenues from our interests in 12 producing wells for the nine months ended November 30, 2008.  A table of our revenues for the nine months ended November 30, 2008 compared to the nine months ended November 30, 2007 follows:

	Nine Months Ended	Nine Months Ended
	November 30, 2008	November 30, 2007
Alabama – East Gilbertown Field	$134,177	$81,499
Louisiana – Krotz Springs Field	52,119	48,229
Texas – Saxet Deep Field	75,096	130,724
Total Revenues	$261,392	$260,452

For the nine months ended November 30, 2008, East Gilbertown Field revenues increased $52,678, or 64.6%, compared to the nine months ended November 30, 2007.  This increase was due to an increase in production volume of 281 barrels or 18.4%, and higher oil prices.  The average sale price on a BOE basis was $74.13, which was $20.83, or 39%, higher than the same period in the prior fiscal year.  These revenues represented 51.4% of total revenues from continuing operations.

For the nine months ended November 30, 2008, Krotz Springs Field revenues increased $3,890, or 8.1%, compared to the same nine months ended November 30, 2007.  On a BOE basis, production volume decreased 628 barrels or 23.1%, although higher average liquids and oil prices resulted in an overall increase in revenue over the same period in the prior fiscal year.  The production decline was due to reservoir depletion in the current productive zone and existing production issues.  The average sale price on a BOE basis was $24.87, which was $7.16, or 40.4%, higher than for the same period in the prior fiscal year.  These revenues represented 19.9% of total revenues from continuing operations.

For the nine months ended November 30, 2008, Saxet Deep Field revenues decreased $55,628, or 42.6%, compared to the same nine months ended November 30, 2007.  On a BOE basis, production volume decreased 1,977 barrels or 66.4%, compared to the same period in the prior fiscal year.  The decline in production was due to an inability to resume production at prior levels once the pipeline maintenance program was completed in the second quarter of the current fiscal year. The average sale price on a BOE basis was $75.02, which was $31.12, or 70.9%, higher than the same period in the prior fiscal year. These revenues represented 28.7% of total revenues from continuing operations.

Costs and Expenses.  Total operating expenses increased by $406,978, or 18.1%, compared to the nine months ended November 30, 2007.  A table of our costs and expenses for the nine months ended November 30, 2008 compared to the nine months ended November 30, 2007 follows:

	Nine Months Ended	Nine Months Ended
	November 30, 2008	November 30, 2007
Production Costs	$213,101	$189,317
Exploration Costs	538,521	604,672
Depreciation, Depletion, Amortization & Impairment	182,000	170,525
General & Administrative	1,719,688	1,281,818
Total Operating Expenses	$2,653,310	$2,246,332

Production costs increased by $23,784, or 12.6%, compared to the same nine months ended November 30, 2007, even though overall production was down 2,325 barrels or 32.1% on a BOE basis.  The increase was primarily caused by continuing maintenance required in both the East Gilbertown and Saxet Deep Fields.  Production costs represented 8.0% of total operating expenses for the nine months ended November 30, 2008.

Exploration expenses decreased $66,151, or 11%, compared to the same nine months ended November 30, 2007.  This decrease relates directly to lower geological and geophysical costs, and dry hole expenses in comparison to the prior year.  We drilled one dry hole in each of the nine months ended November 30, 2008 and November 30, 2007.  These costs represented 20.3% of total operating expenses from continuing operations for the nine months ended November 30, 2008.

Depreciation, depletion, amortization and impairment expenses increased $11,475, or 6.7%, compared to the same nine months ended November 30, 2007.  This increase related directly to the impairment of the North Shuteston and Avoyelles Parish properties, which we no longer intend to develop, and the lower price of oil and gas, which caused us to impair the remaining value of our producing properties; Gilbertown, Krotz Springs Field and Saxet Deep Field during the nine months ended November 30, 2008.  These costs represented 6.9% of total operating expenses from continuing operations for the nine months ended November 30, 2008.

General and administrative costs increased $437,870, or 34.2%, compared to the same nine months ended November 30, 2007.  Legal costs increased $110,588, or 315.9%, due to work done to improve our corporate governance policies and procedures, the sale of our Tuscaloosa project in Louisiana, preparation for our annual meeting and responding to SEC comments about our Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  Accounting costs decreased $68,323, or 23.8%, as we implemented improved financial reporting procedures.  Management compensation increased by $254,207, or 57.6%, mainly due to one-time charges associated with services provided by both our former interim President and Chief Executive Officer and our current President and Chief Executive Officer.  These general and administrative costs represented 64.8% of total operating costs for the nine months ended November 30, 2008.

Interest and dividend income decreased $10,211, or 27.2%, compared to the same nine months ended November 30, 2007, due to lower average cash and marketable securities balances.

Interest expense decreased by $165,025, or 99.8% compared to the same nine months ended November 30, 2007, due to an aggressive program to eliminate existing debt in the form of convertible debentures.

Due to the nature of our business, as well as the relative immaturity of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  The revenues we receive are extremely sensitive to changes in the market price of oil and gas. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future exploration and development projects, as well as the success or failure of these projects.  Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited above.  General and administrative costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Gain/Loss on Sales of Property and Equipment

On June 12, 2008, we completed the sale of our Tuscaloosa project interests in Louisiana for $8 million in cash.  The transaction closed in three tranches, all subject to customary closing adjustments; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008.  The sale included Daybreak’s interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its remaining acreage and infrastructure in the project area.  Under terms of the purchase and sale agreement, the effective date of the sale for each closing was January 1, 2008.  We recorded a net gain of $3,993,441 on the sale of this property.  Depreciation, depletion, amortization and impairment expense was $62,118 for the nine months ended November 30, 2008.

Summary

We may obtain the funds for any future development activities through various methods, including selling of oil and gas assets, bank debt, issuing of equity or debt securities or obtaining joint venture partners.  Raising additional funds by issuing common or preferred stock would further dilute our existing stockholder base.  No assurances can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Off-Balance Sheet Arrangements

As of November 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which are not historical in nature, including statements of management’s expectations, intentions, plans and beliefs, are inherently uncertain and are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements include , but are not limited to, those relating to estimated financial results, or expected prices, production volumes, reserve levels and number of drilling locations, expected drilling plans, including the timing, category, number, depth, cost and/or success of wells to be drilled, expected geologic formations or the availability of specific services or technologies.  It is important to note that actual results may differ materially from the results predicted in any such forward-looking statements.  Investors are cautioned that all forward looking statements involve risk and uncertainty.  These risks and uncertainties include, but are not limited to: the costs and accidental risks inherent in exploring and developing new oil and natural gas reserves, the price for which such reserves and production can be sold, environmental concerns affecting the drilling of oil and natural gas wells, impairment of oil and gas properties due to depletion or other causes, the uncertainties inherent in estimating quantities of proved reserves and cash flows, as well as general market conditions, competition and pricing.  For a discussion on risk factors affecting our business, please see the “Risk Factors” section of our Amendment No. 2 on our Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  This and all our previously filed documents are on file at the Securities and Exchange Commission (the “SEC”) and can be viewed on our website at www.daybreakoilandgas.com.  Copies of the filings are available from our corporate office without charge.

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

Significant Customers

At each of our property locations in Alabama, Louisiana and Texas, we have oil and gas sales contracts with one dominant purchaser in each respective area for each product.  Due to the scarcity of distribution pipelines or distributors, we do not have many options for choosing to whom we will sell our oil and gas.  If these purchasers are unable to resell their products or if they lose a significant sales contract, we may incur difficulties in selling our oil and gas.

As of November 30, 2008, five customers represented 100% of crude oil and natural gas sales receivable from all projects in aggregate.

In accordance with Statement of Financial Accounting Standards No. 131 (“SFAS 131”), a table disclosing the total amount of revenues from each major customer by product type follows:

				For the nine months ended November 30, 2008		For the nine months ended November 30, 2007
Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

Gilbertown	Alabama	Oil	Hunt Crude Oil Supply	$134,177	51%	$81,499	12%
Saxet Field	Texas	Gas	Gulf Coast Gas Gathering	70,202	27%	120,490	18%

ITEM 4T.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, November 30, 2008, an evaluation was conducted by Daybreak management as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2008.

(b)    Changes in Internal Control over Financial Reporting.

In December 2008, the audit committee of the board of directors of Daybreak determined that it was necessary to restate its financial statements for the fiscal year ended February 29, 2008, included in our Annual Report as filed on Form 10-KSB filed on May 27, 2008 (the “Restated Period”).

This determination was made after consideration was given to a series of comments made by the Staff of the Securities and Exchange Commission (the “SEC”) regarding certain financial valuation and disclosure items in our Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  In response to comments and a review by the SEC, the Company determined that it should follow the guidance of Statement of Financial Accounting Standards No. 123R (“FAS 123R”) Share-Based Payment and FSP EITF 00-19-2 Accounting for Registration Payment Arrangements in its accounting treatment of warrants offered by the Company in February 2008 to participants of certain private placement offerings (the “Warrants”) and recognize a non-cash expense for the recordable valuation of the Warrants.  The Warrants were valued using the Black-Scholes option pricing model and were accounted for as a $934,521 increase to the net loss on the Statement of Operations for the fiscal year ended February 29, 2008.

Because of the restatement described above, we have concluded that, as of November 30, 2008, the Company had a material weakness in its internal controls over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  To address this material weakness, we have developed an additional level of authoritative accounting resource and review to be used in the recognition of extraordinary non-cash transactions.  We believe these revised controls operated effectively during the preparation of our interim financial statements for the period ended November 30, 2008, and that the material weakness has been remediated.

Other than the change described above, which occurred subsequent to the end of the most recently completed fiscal quarter, there have not been any changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In a lawsuit filed on January 12, 2008, in East Baton Rouge Parish, State of Louisiana, entitled, “Daybreak Oil and Gas, Inc. v. California Oil & Gas Corporation, Suit No. 562933, Section 24, 19th Judicial District Court,” Daybreak sought judgment for the full balance of $587,465 owed under a joint operating agreement for the Krotz Springs Field project, together with legal interest thereon from the date of judicial demand until paid, for reasonable attorney fees on both principal and interest, and all costs of the proceedings.

Under the Krotz Springs Field joint operating agreement, California Oil & Gas Corporation (“COGC”) was responsible for twenty-five percent (25%) of the working interest costs of the drilling and completion of the KSU # 59 ( formerly Haas-Hirsch #1) well in the Krotz Springs Field project.  As part of the drilling and completion of the KSU # 59 well, Daybreak incurred certain costs and expenses on behalf of the various working interests associated with the well.  COGC was periodically sent invoices for its 25% share of these costs.  COGC has made partial payments pursuant to these periodic invoices, but has not made full payment.

As a result, Daybreak has instituted this lawsuit.  Service of this lawsuit was perfected on COGC in Calgary, Alberta, Canada.  On November 17, 2008, a hearing was held in which Daybreak requested a summary judgment against COGC. The request was granted and on December 9, 2008, a written order for summary judgment against COGC was entered by the court. We are currently in discussions with COGC to determine how the summary judgment will be satisfied.

In partial payment of its amounts owed, COGC has assigned its revenue interest in the production revenue from the KSU #59 well to Daybreak.  As of November 30, 2008, Daybreak has received $158,578 in net production revenue less monthly lease operating expenses for the months of May 2007 through September 2008.  These funds have been applied against the delinquent receivable balance leaving an outstanding balance of $ 457,409 as of November 30, 2008.

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