Form 10-K
period 2009-02-28
DAYBREAK OIL & GAS INC
filed 2009-05-28
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 000-50107

DAYBREAK OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1012, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (509) 232-7674

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.10 on May 26, 2009, as reported by the Over the Counter Bulletin Board was $4,173,193.

At May 26, 2009, the registrant had 46,979,899 outstanding shares of $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

We believe that some statements contained in this 10-K annual report relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:
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
  General economic and business conditions,
  Exposure to market risks in our financial instruments,
  Fluctuations in worldwide prices and demand for oil and natural gas,
  Fluctuations in the levels of our oil and natural gas exploration and development activities,
  Risks associated with oil and natural gas exploration and development activities,
  Competition for raw materials and customers in the oil and natural gas industry,
  Technological changes and developments in the oil and natural gas industry, and
  Regulatory uncertainties and potential environmental liabilities.

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

Our subsequent efforts in the acquisition, exploration and development of potentially viable commercial properties were unsuccessful. By February 1967, we had ceased active operations. After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. In November 2004, we sold our last remaining mineral rights covering approximately 340 acres in Shoshone County, Idaho.

Effective March 1, 2005, we undertook a new business direction for the Company; that of an exploration and development company in the oil and gas industry.  We have become an early stage oil and gas exploration and development company with projects in California, Alabama and Louisiana.  In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc.  Our common stock is quoted on the OTC Bulletin Board (OTC.BB) market under the symbol DBRM.OB.

Our corporate office is located at 601 W. Main Ave., Suite 1012, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.  Our regional operations office is located at 1414 S. Friendswood Dr., Suite 215, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

Oil and Gas Overview

We pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Our prospects are generally brought to us by other oil and gas companies or individuals.  We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project.  We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. We strive to use modern 3-D seismic technology to help us identify potential oil and gas reservoirs and to mitigate our risk.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential. We seek out other industry partners to maintain a balanced working interest in all of our projects.

In some instances, we strive to be operator of our oil and gas properties.  As the operator, we are more directly in control of the timing, costs of drilling, completion and production operations on our projects.

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

Significant Customers

At each of our property locations in California, Alabama, and Louisiana, we have oil and gas sales contracts with one dominant purchaser in each respective area.  If these purchasers are unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas. At February 28, 2009, three customers represented 100% of crude oil and natural gas sales receivables from all projects in aggregate.

In accordance with provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”) “Disclosures about Segments of an Enterprise and Related Information”, paragraph 39, a table disclosing the total amount of revenues from any single customer that exceeds 10% of total revenues follows:

				For the Year Ended February 28, 2009		For the Year Ended February 29, 2008
Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

East Gilbertown	Alabama	Oil	Hunt Crude Oil Supply	$148,741	73.7%	$119,409	61.5%

Krotz Springs	Louisiana	Gas	JP Oil Company	$22,944	11.4%	$37,121	19.1%
		Liquids	JP Oil Company	$26,122	12.9%	$30,591	15.7%

Title to Properties

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them.  However, before drilling commences, we search the title, and remedy material defects before we actually begin drilling the well.  To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense.  If we are unable to remedy or cure any title defects, so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property.  We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements, and restrictions.

Long Term Success

Our success depends on the successful acquisition, exploration and development of commercial grade oil and gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow.  Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.  Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.  We believe there are significant opportunities available to us in the oil and gas exploration and development industry.

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

Recent Developments

During May 2009, we drilled the Sunday #2 well at our East Slopes Project in Kern County, California.  The well was drilled to 2,236 feet and encountered 24 feet of oil pay in the Vedder sand.  This well will be completed during the month of June 2009.  We also increased the production in the Sunday #1 well to 80 barrels of oil per day ("BOPD") from 50 BOPD.

On March 10, 2009, we announced that the Bear #1 well at our East Slopes Project in the San Joaquin Basin near Bakersfield, California had been drilled to a total depth of 3,261 feet and encountered 26 feet of oil pay in the Vedder formation at 2,200 feet.  During May 2009, the well was completed and tested 50 BOPD.  Daybreak assumed the role of operator on March 1, 2009 for our entire California project area.

On December 5, 2008, we announced that the Sunday # 1 well at our East Slopes Project in the San Joaquin Basin near Bakersfield, California had been drilled to a total depth of 3,065 feet and encountered 24 feet of oil pay in the Vedder formation at 2,000 feet.  On February 4, 2009 we announced that the Sunday #1 well was completed and put on production at the rate of 52 BOPD and that the Olancha # 1 and the Piute # 1 wells had been drilled and no hydrocarbons were found in either well.  Both wells were plugged and abandoned.

On October 23, 2008, we announced that our Board of Directors, (or “the Board”), had named James F. Westmoreland, 52, as President and Chief Executive Officer. Timothy R. Lindsey, a Director, had held these offices on an interim basis since December 2007.  Mr. Lindsey was appointed to the Board of Directors in January 2007 and continues to serve on the Board.  Mr. Westmoreland was also elected to the Company’s Board of Directors, effective immediately.  The addition of Mr. Westmoreland expanded the size of the Company’s Board of Directors to six members.

On August 1, 2008, we announced the election of Wayne G. Dotson to our Board of Directors, effective July 31, 2008.  He is considered to be an independent director and serves as a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee.  The addition of Mr. Dotson as a Director expanded the size of the Company's Board of Directors to five members.

On June 16, 2008, we announced that the Company signed the final closing documents on June 12, 2008 to complete the sale of our Tuscaloosa Project properties located in Tensas and Franklin Parishes, Louisiana.  At this closing, Daybreak received $5,500,000 in exchange for the balance of its interests, having previously received a total of $2,500,000 from partial closings in January and April of 2008.

Employees and Consultants

We currently have eight employees.  We may hire more employees in the next fiscal year as needed.  All other services are currently contracted for with independent contractors.  The Company has not obtained “key man” life insurance on any of its officers or directors.

Availability of SEC Filings

You may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm.  You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Website / Available Information

Our website can be found at www.daybreakoilandgas.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) can be accessed free of charge on our web site at www.daybreakoilandgas.com in the “Shareholder Information” section of our web site under the “SEC Filings” button as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

We have adopted an Ethical Business Conduct Policy Statement to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures.  We also have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller.  Our Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers are available in the “Shareholder Information” section of our web site at www.daybreakoilandgas.com under the heading “Corporate Governance.”  We intend to promptly disclose via a Current Report on Form 8-K or via an update to our web site, information on any amendment to or waiver of these codes with respect to our executive officers and directors.  Waiver information disclosed via the web site will remain on the web site for at least 12 months after the initial disclosure of a waiver.

Our Corporate Governance Guidelines and the charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are also available in the “Shareholder Information” section of our web site at www.daybreakoilandgas.com under the heading “Corporate Governance.”  In addition, copies of our Ethical Business Conduct Policy Statement, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters of the Committees referenced above are available at no cost to any shareholder who requests them by writing or telephoning us at the following address or telephone number:

Daybreak Oil and Gas, Inc.
601 W. Main Ave., Suite 1012
Spokane, WA 99201-0613
Attention: Corporate Secretary
Telephone: (509) 232-7674

Information contained on or connected to our web site is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2.    DESCRIPTION OF PROPERTIES

We have onshore oil and gas projects in California, Alabama and Louisiana.  Unless otherwise noted, all of our discussion refers to our continuing operations in these three project locations.  We have not filed any estimates of total, proved net oil or gas reserves with any Federal agency for the fiscal year ended February 28, 2009.  Throughout this 10-K annual report, oil is shown in barrels (“Bbl”), and natural gas is shown in thousand cubic feet (“Mcf”).  The project areas we are involved in are as follows:

California (East Slopes Project and Expanded AMI Project)

Kern and Tulare Counties.  In May 2005, we agreed to jointly explore an area of mutual interest (“AMI”) in the southeastern part of the San Joaquin Basin near Bakersfield, California. As our exploration work has continued, this project has been divided into two major areas referred to as the “East Slopes Project” in Kern County and the “Expanded AMI Project” in Tulare County. Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,000 feet.

Kern County, California.  In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes Project area.  By contributing 3,658 acres and paying the full cost of a 35 square mile, high resolution, 3-D seismic survey program over the entire acreage block, referred to herein as the “Chevron AMI,” Chevron has earned a 50% working interest in the lands contributed by Daybreak et al to the Chevron AMI project area.  After paying 50% of the cost for drilling and completion of the first four initial earning wells, Daybreak earned a 25% interest in the Chevron lands that were contributed to the Chevron AMI project area.

Drilling of the four earning wells commenced in November 2008 and was completed in March 2009.  Two successful wells were drilled, the Sunday #1 and the Bear # 1.  The Sunday # 1 well encountered 20 feet of oil pay in the Vedder sand at 2,000 feet, was completed in January 2009.  It initially produced 50 BOPD at approximately 14.7º API gravity oil into temporary production facilities.  The Bear #1 well encountered 26 feet of oil pay in the Vedder sands at 2,200 feet and tested at 50 BOPD.  Permanent production facilities are being engineered and constructed to facilitate oil production from both wells.  A developmental drilling program will be initiated in May 2009.  Further exploration will continue following the completion of the development program later in 2009.  We plan to spend approximately $1,000,000 in new capital investments within the Chevron AMI in the upcoming twelve months.

During January 2009, Daybreak was notified by its partners, including the project operator, that they could no longer financially continue in the project.  As a result, these partners defaulted on a portion of the financial obligation of their respective working interests.  On March 1, 2009, Daybreak became the operator.  During March 2009, the defaulting partners assigned their 25% working interest to Daybreak, and we assumed their $1.4 million liability.  Daybreak currently has a 50% working interest in the East Slopes Project with a net revenue interest (“NRI”) of 34.5%.

On May 1, 2009, we signed an Exchange Option Agreement with a third party, which gives that party (i) a 30 day option to purchase a 25% working interest for $512,500, (ii) commits to a payment in an amount equal to $700,000 to be payable out of production from (a) 25% of the net revenue from the Sunday #1 and Bear # 1 wells and (b) 50% of the net revenue from all future wells.

The third party will also assign Daybreak a 25% interest in 14,100 acres in Kern County, California.  This acreage is immediately north of our East Slopes Project area.

Reserves

At March 1, 2009, we had net proved reserves of 17,250 barrels (“Bbls”) of oil in the East Slopes Project according to SEC guidelines as determined by the certified independent engineering firm, Huddleston & Co., Inc.

Tulare County, California.  The Expanded AMI Project is also located in the San Joaquin Basin in Tulare County and is a separate project area from the East Slopes Project in Kern County. Since 2006, Daybreak and its partner have leased approximately 9,000 acres.  Three prospect areas have been identified to the north of the Chevron AMI area in Kern County.  A 3-D seismic survey will have to be obtained over the prospect area before any exploration drilling can be done.  As part of the default settlement with respect to the Krotz Springs Field project, we were assigned the interest owned by our partner in this area.  We now have a 100% working interest in this project area.  We anticipate spending $50,000 in the next fiscal year on lease rentals and brokerage fees.

Alabama (East Gilbertown Field)

Choctaw County.  In December 2006, we acquired a working interest in an existing oil field project, the East Gilbertown Field that produces relatively heavy oil (approximately 18º API).  This field has nineteen wellbores, most of which have the potential to be productive.  For the year ended February 28, 2009, we had commercial production from eight wellbores.

From December 2006 through March 2007, we incrementally increased our working interest in this project from 2.5% to 12.5%.  On June 1, 2007, we became the operator of the East Gilbertown Field.  Our original plans were to increase production by working over non-producing wellbores.  As of February 28, 2009, we had spent $420,615 in leasehold, production and workover costs associated with this field.  Because of the current low prices for oil, we have fully impaired our capitalized cost in this property.

On April 29, 2009, we signed an agreement to sell our interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The closing date for this sale is scheduled for June 1, 2009.  This sale will improve our cash reserves and allow us to focus on projects that better meet our corporate goals and objectives.

Reserves

At March 1, 2009, using the current price for oil, the East Gilbertown Field was not economic.  As a result, we have no proved reserves in the East Gilbertown Field according to SEC guidelines as determined by the certified independent engineering firm, Huddleston & Co., Inc.

Louisiana (Tuscaloosa Project and Krotz Springs Field)

Tuscaloosa Project.  On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tensas and Franklin  Parish interests (the “Tuscaloosa Project”) for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.

The sale included Daybreak's interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of our acreage and infrastructure in the project area.  Under terms of the PSA, the effective date for each closing was January 1, 2008. For more information on this project refer to the discussion under discontinued operations in the MD&A section of this 10-K report.

Reserves

As a result of the sale of this property, on March 1, 2009 we had no proved reserves.

St. Landry Parish.  The Krotz Springs Field is a gas play with current production coming from a Cockfield Sands reservoir. We were the operator for this project during the drilling and completion phases.  When production commenced in May of 2007, the unitized field operator of the Krotz Springs Field became the operator of this well.  Total project drilling and completion costs were approximately $9.2 million.  We have a 12.5% working interest in this project, with a net revenue interest (“NRI”) of 9.125%.  As of February 28, 2009, we had spent $1.27 million in leasehold, drilling, completion and production costs associated with this project. In December 2008, we participated in the installation of a gas lift system.  The gas lift system did not increase the gas production from the current producing reservoir and currently the well is shut in.  We will attempt to farm out our interest in this property.  We do not anticipate any further capital spending on this property.  Because of the current low prices for gas and oil, we have fully impaired our capitalized cost in this property.

Reserves

At March 1, 2009, we had no proved reserves in the Krotz Springs Field according to SEC guidelines as determined by the certified independent engineering firm, Huddleston & Co., Inc.

North Shuteston. The North Shuteston Project, is a 3-D seismic supported shallow amplitude anomaly at a depth of 2,300 feet.  This anomaly is related to a Miocene Age Sand.  On April 23, 2008, we conveyed our interest in this project to another party in exchange for a two percent (2.0%) overriding royalty interest (ORRI) in the production revenue from the start of production. As of February 28, 2009, there has been no production established from this property.

Avoyelles Parish. The Avoyelles Parish Project is a Cretaceous target positioned beneath an existing oilfield that has produced over 28 million barrels of oil.  The project’s focus is on the broad northeast flank of the Cretaceous structure, targeting the Massive Sand of the Lower Tuscaloosa and the Fractured Lower (Austin) Chalk.  Plans call for a 3-D seismic survey covering about 36 square miles.  Effective February 28, 2009, we withdrew from this project due to an estimated large capital commitment and assigned our interest to a third party.

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

During the year ended February 28, 2009, we experienced increasing costs and declining production, and as a result the field became uneconomic.  Effective December 31, 2008, we assigned our interest to the operator in exchange for a release of all future liability.

Reserves

As a result of our assigning our interest to the Saxet Deep Field operator, we have no proved reserves in the Saxet Deep Field as of March 1, 2009.

Total Reserves from all Projects

At March 1, 2009, we had an aggregate amount of net proved reserves of 17,250 Bbls. of oil from all of our projects according to SEC guidelines as determined by the certified independent engineering firm, Huddleston & Co., Inc.

Summary Operating Data

The production and revenue shown in the following table is Daybreak’s net share of annual production volume and revenue in each project as of February 28, 2009.  Oil is shown in barrels (“Bbl”), and natural gas is shown in thousands of cubic feet (“Mcf”).

		Oil		Gas		Total
State	Field	Net Bbl	Net Revenue	Net Mcf**	Net Revenue	Revenue
California	East Slopes	44	1,290	-	-	1,290
Alabama	East Gilbertown	2,344	$148,741	-	$-	$148,741
Louisiana	Krotz Springs	24	2,725	14,743	49,156	51,881
		2,412	$152,756	14,743	$49,156	$201,912

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

The following table shows the average sales price per unit of oil and natural gas as well as the average cost of production in barrels of oil equivalent (“BOE”) conversion, for the past three fiscal years for continuing operations.  One barrel of oil is roughly equivalent to 6,000 cubic feet of natural gas.  Oil is shown in barrels (“Bbl”), and natural gas is shown in thousands of cubic feet (“Mcf”).

	Average Sales Price			Average Cost
	Oil (Bbl)	Gas (Mcf)**	BOE	of Production

February 28, 2007	$35.40	-	35.40	$26.47
February 29, 2008	$56.13	3.00	21.67	$14.21
February 28, 2009	$63.31	3.33	41.47	$26.01

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

The following table shows the developed and undeveloped oil and gas lease acreage held by us as of February 28, 2009.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.  Gross acres are the total number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed Acres		Undeveloped Acres
Location	Gross	Net	Gross	Net
California	1,514	379	27,777	9,194
Alabama	2,025	253	-	-
Total	3,539	632	27,777	9,194

The following table summarizes our productive oil and gas wells as of February 28, 2009. Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

State	Field	Gross	Net
California	East Slopes	2	0.50
Alabama	Gilbertown	17	2.13
Louisiana	Krotz Springs	1	0.38
Total		20	3.01

The following table shows our exploratory well drilling activity for the years ended February 29, 2008 and February 28, 2009.

	Fiscal Year 2009		Fiscal Year 2008
State	Productive	Dry	Productive	Dry
California	2	2	-	-
Louisiana	-	-	1	1
Total	2	2	1	1

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

As a result, Daybreak filed this lawsuit and service of this lawsuit was perfected on COGC in Calgary, Alberta, Canada.  On November 17, 2008, a hearing was held in which Daybreak requested a summary judgment against COGC. The request was granted and on December 9, 2008, a written order for summary judgment against COGC was entered by the court. Effective May 2, 2009, COGC assigned its undeveloped interest in Dyer Creek and S.E. Edison Projects in Kern County, California and undeveloped leases in Tulare County California, along with the COGC interest in the Krotz Springs Field to satisfy the judgment. Daybreak has received $166,891 from the net production revenue in the Krotz Springs Field as of February 28, 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended February 28, 2009, we did not have any matters submitted to a vote of our security holders of the Company.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our Common Stock is quoted in the over-the-counter market on the OTC Bulletin Board under the symbol “DBRM.OB”.  From July 2007 to December 13, 2007, our stock was quoted in the OTC pink sheet market, due to SEC filing delinquencies.  We returned to being quoted on the OTC Bulletin Board market after the filing of our second fiscal quarter 2008 10-QSB report.  The following table shows the high and low closing sales prices for our Common Stock for the two most recent fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  The information is derived from information received from online stock quotation services.

Fiscal Year Ending February 29, 2008	High Closing	Low Closing
First Quarter	$0.95	$0.48
Second Quarter	$0.70	$0.39
Third Quarter	$0.62	$0.35
Fourth Quarter	$0.45	$0.25

Fiscal Year Ending February 28, 2009	High Closing	Low Closing
First Quarter	$0.51	$0.24
Second Quarter	$0.51	$0.29
Third Quarter	$0.33	$0.16
Fourth Quarter	$0.20	$0.07

As of February 28, 2009, the Company had 2,246 shareholders of record.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock Warrants

During the fiscal year ended February 28, 2009, Daybreak issued “goodwill” common stock warrants to the participants of the two private placement offerings that were held during 2006, which we refer to as the “Spring 2006” and “July 2006” private placements.  The warrants were issued as a goodwill gesture to investors in the private placements due to the inability to complete the respective registration statements.

Each participant from both the Spring 2006 and the July 2006 private placements was offered one “goodwill” warrant for every unit that had been purchased in exchange for waiving their rights under Registration Rights Agreement associated with each private placement offering.  As of February 28, 2009, we have received waiver letters from approximately 84% of the participants in these two private placements.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision.  We have currently issued 4,478,198 goodwill warrants valued at $997,733 to these investors.  A total of 5,413,367 warrants could potentially be issued if we received waiver letters from all of the investors in the two private placements.  The warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model varied depending on when the waiver letters were received by the Company. The risk free interest rate of averaged 3.7%; with a declining term to expiration; average volatility of 121.67%; and dividend yield of 0.0%.

Private Placement Sale

On May 22, 2008, Daybreak closed an unregistered offering of its common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933.  Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933.  For the year ended February 28, 2009, a total of 60,000 shares of unregistered common stock were sold directly by the Company to two investors for $15,000. Net proceeds were used to meet leasehold expenses in California and general and administrative expenses.

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides information regarding outstanding restricted stock awards for the fiscal year ended February 28, 2009.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	2,100,000(2)
Total	-	-	2,100,000(2)

(1)
On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan, as described in detail below, under the heading “2009 Restricted Stock and Restricted Stock Unit Plan”.

(2)
Reflects initial 4,000,000 shares in the 2009 Restricted Stock and Restricted Stock Unit Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, and (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers.

2009 Restricted Stock and Restricted Stock Unit Plan

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “Plan”), allowing the executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) to be eligible to receive restricted stock and restricted stock units awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

We believe that awards of this type further the mutuality of interest between our employees and our shareholders by providing significant incentives for these employees to achieve and maintain high levels of performance.  Restricted stock and restricted stock units also enhance our ability to attract and retain the services of qualified individuals.

Under the 2009 Plan, we may grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee.  The Compensation Committee will have the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards may be in the form of actual shares of restricted common stock or hypothetical restricted common stock units having a value equal to the fair market value of an identical number of shares of common stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.

Subject to the terms of the 2009 Plan and the applicable Award agreement, the recipients of restricted stock generally will have the rights and privileges of a shareholder with respect to the restricted stock, including the right to vote the shares and to receive dividends, if applicable.  The recipients of restricted stock units will not have the rights and privileges of a shareholder with respect to the shares underlying the restricted stock unit award until the award vests and the shares are received.  The Compensation Committee may, at its discretion, withhold dividends attributed to any particular share of restricted stock, and any dividends so withheld will be distributed to the Plan Participant upon the release of restrictions on such shares in cash, or at the sole discretion of the Compensation Committee, in shares of common stock having a fair market value equal to the amount of such dividends.  Awards under the 2009 Plan may not be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Plan Participant other than by will or by the laws of descent and distribution.

Change in Control

Unless otherwise provided in an Award agreement, in the event of a Change in Control (as defined in the 2009 Plan) of the Company, the Compensation Committee may provide that the restrictions pertaining to all or any portion of a particular outstanding Award will expire at a time prior to the change in control.  To the extent practicable, any actions taken by the Compensation Committee to accelerate vesting will occur in a manner and at a time which will allow affected Plan Participants to participate in the change in control transaction with respect to the common stock subject to their Awards.

Amendment and Termination

The Board at any time, and from time to time, may amend or terminate the 2009 Plan; provided, however, that such amendment or termination shall not be effective unless approved by the Company’s shareholders to the extent shareholder approval is necessary to comply with any applicable tax or regulatory requirements.  In addition, any such amendment or termination that would materially and adversely affect the rights of any Plan Participant shall not to that extent be effective without the consent of the affected Plan Participant.  The Compensation Committee at any time, and from time to time, may amend the terms of any one or more Awards; provided, however, that the Compensation Committee may not effect any amendment which would materially and adversely affect the rights of any Plan Participant under any Award without the consent of such Plan Participant.

Common Stock

The Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.001 of which 44,293,299 were issued as of February 29, 2008.  At February 28, 2009, a total of 45,079,899 shares were issued and outstanding.  All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights.  Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders' meeting.  Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

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

On June 30, 2006, in action by the Board of Directors, 2,400,000 of these preferred shares were designated as Series A Convertible Preferred.  In July 2006, we completed a private placement of the Series A Convertible Preferred that resulted in the issuance of 1,399,765 shares.  At February 28, 2009, there were 1,060,465 shares issued and outstanding.  There were a total of 237,000 shares that were converted to our Common Stock during the fiscal year.

Series A Convertible Preferred Stock

The following is a summary of the rights and preferences of the Series A Convertible Preferred Stock.

Conversion:
The preferred shareholder shall have the right to convert the Series A Convertible Preferred Stock into the Company’s Common Stock at any time.  Each share of Preferred Stock is convertible into three (3) shares of Common Stock.

Automatic Conversion:
The Series A Convertible Preferred Stock shall be automatically converted into Common Stock if the Common Stock into which the Series A Convertible Preferred Stock are convertible are registered with the SEC and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.

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

ITEM 6.    SELECTED FINANCIAL INFORMATION

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of Daybreak during the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this 10-K report.

Safe Harbor Provision

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition or Plan of Operation are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are forward-looking statements. To understand about forward looking statements, please refer to the section labeled “Cautionary Statement About Forward-Looking Statements” at the beginning of this 10-K report.

Introduction and Overview

We are an independent oil and natural gas exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing oil and gas reserves through exploration and development activities, and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

As an exploration stage oil and gas company we have a limited operating history and minimal proven reserves, production and cash flow.  To date, we have had limited revenues and have not been able to generate sustainable positive earnings.  Our management cannot provide any assurances that Daybreak will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Amendment No. 2 of our most recent report on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 (Item 1. Description of Business – “Risk Factors”).

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses.

In the year ended February 28, 2009, and currently, we are experiencing volatile oil and gas prices that are affected by many factors outside of our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

During the second half of 2008, global economies began to experience a significant slowdown sparked by a near-collapse in worldwide financial markets.  This slowdown has continued to intensify into the first half of 2009 and is currently being viewed by many economists as the most severe recession in United States history, other than to the Great Depression.  The United States government has taken significant steps to support the financial markets and stimulate the economy in an effort to slow or reverse the downward spiral of economic indicators, but the success of these measures and the duration of the current recession cannot be predicted.

Reduced demand for energy caused by the current recession has resulted in a significant deterioration in oil and gas prices, which in turn has led to a significant reduction in drilling activity throughout the oil and gas industry.  While the prices we pay for field services are beginning to decline as a result of reduced demand for those services, the decline in these prices is generally lagging behind the declines in oil and gas prices.

As a result of these lower oil and gas prices, we experienced reductions in operating margins during the past fiscal year due to lower product prices and still relatively high capital and operating costs.  The effects of lower operating margins on our business are significant since they reduce our cash flow from operations and diminish the present value of our oil and gas reserves. Lower operating margins also offer us less incentive to assume the drilling risks that are inherent in our business.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently in the process of developing a multi-well oilfield project in California.

During the past two fiscal years, we have been involved in the drilling of eleven wells in California and Louisiana.  We have achieved commercial production in six of these projects.  Additionally, we have participated in a five well workover project in Texas and achieved commercial production in three of these wellbores.

Liquidity and Capital Resources

Liquidity is the ability to convert assets into cash or to obtain cash. Short-term liquidity refers to the ability to meet short-term obligations of 12 months or less. Liquidity is a matter of degree and is expressed in terms of a ratio.  Two common liquidity ratios in financial statement analysis are:  Working Capital and Current Ratio.

Our working capital (current assets minus current liabilities) and current ratio (current assets divided by current liabilities) are as follows:

	February 28, 2009	February 29, 2008
Current Assets	$2,784,213	$1,049,217
Current Liabilities	$356,307	$316,253
Working Capital	$2,427,906	$732,964

Current Ratio	7.81	3.32

The chart below shows the corresponding current ratio for previous accounting periods by quarter for the last two fiscal years.

While the working capital and current ratio are important in looking at the financial health of a business, numerous other factors may also affect the liquidity and capital resources of a company.

Our working capital increased $1,694,942, from $732,964 as of February 29, 2008 to $2,427,906 as of February 28, 2009.  This increase was principally due to the receipt of funds from the sale of our Tuscaloosa Project in Louisiana.

Our business is capital intensive.  Our ability to grow is dependent upon favorably obtaining outside capital and generating cash flows from operating activities to necessary to fund our investment activities.  As of February 28, 2009, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities. This was a major factor in our decision to accept an offer to sell our working interest in the Tuscaloosa Project for $8 million.

During the fiscal year ended February 28, 2009, we reported an operating loss of $4.3 million as compared with an operating loss of $4.5 million from the prior year. The gain on the sale of our Tuscaloosa Project in Louisiana and the disposal of the Saxet Deep Field in Texas resulted in a net loss for the year ended February 28, 2009 of $130,497 as compared to a net loss of $5.2 million from the prior year. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful exploration and development activities and our ability to seek and secure capital from exterior sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

We have repositioned Daybreak during the years ended February 28, 2009 and February 29, 2008 to better meet our corporate goals and objectives by selling our Tuscaloosa Project and the Saxet Deep Field.  We also have an agreement to sell our East Gilbertown Field, which we expect to close on June 1, 2009.  These actions have allowed us to move forward with our drilling and exploration program in California.

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

The net funds provided by and used in each of our operating, investing and financing activities are summarized in the following table:

	For the Year Ended
Net Cash Provided by or (Used in)	February 28, 2009	February 29, 2008
Operating activities	$(2,791,659)	$(1,302,213)
Investing activities	5,000,636	576,574
Financing activities	14,700	406,815
Net change in cash	$2,223,677	$(318,824)

Cash Flow Used in Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves. For the year ended February 28, 2009 we had a negative cash flow from operations of $2.8 million in comparison to a negative cash flow of $1.3 million from the prior year.  This larger negative cash flow was primarily caused by (1) lower depreciation, depletion, amortization (“DD&A”) and impairment charges due to the disposal of our Tuscaloosa Project and the Saxet Deep Field, (2) decrease in funds held as marketable securities; and (3) lower accounts payable balances.  Additionally, our accounts receivable from our working interest partners at our East Gilbertown Field increased in comparison to the prior year due to the untimely payments of their share of the monthly operating cost of the field.  Variations in cash flow from operating activities can directly impact our level of exploration and development expenditures.

Cash Flow Provided by Investing Activities

Cash flow provided by investing activities increased by $4.4 million to $5.0 million in comparison to $0.6 million from the prior year.  This increase was due directly to the sale of our Tuscaloosa Project property in Louisiana and the Saxet Deep Field project in Texas.

Cash Flow Provided by Financing Activities

Cash flow provided by financing activities decreased by $392,115 to $14,700 in comparison to $406,815 from the prior year.  This decrease was directly due to the fact that for the year ended February 29, 2008, we conducted a private placement sale of our common stock to raise funds for operating capital.  The only financing activity that occurred in the year ended February 28, 2009 was the last two transactions of the private placement sale.

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

Changes in Financial Condition and Results of Operations

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations and investments. The cash balance for the year ended February 28, 2009 was $2,282,810.  The chart below shows the corresponding balances for previous accounting periods by quarter for the last two fiscal years.

The cash balance declined during the fiscal year from a highpoint of $5,179,423 in the second quarter to the fiscal year-end balance of $2,282,210.  This decrease was primarily due to exploration and development expenditures in California; plugging and abandonment activities in Alabama; on-going general and administrative expenses; and lower revenues due to depressed energy prices.

As an exploration stage company our expenditures consist primarily of exploration and drilling costs; geological and engineering services; acquiring mineral leases; and travel.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other general and administrative expenses which we have incurred in order to address necessary organizational activities.

Selected Financial Information

Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations.  During the fiscal year ended February 28, 2009, we reported losses from continuing operations of $4,266,377 with a net loss for the year of $130,497.  There is no assurance that we will be able to achieve profitability.  The chart below shows the corresponding net loss for previous accounting periods by quarter for the last two fiscal years.

Our balance sheet on February 28, 2009 shows total assets of $3,538,523 comprised primarily of cash of $2,282,810; accounts receivable (including trade and joint interest participants) of $498,513; oil and gas properties (net of Depreciation, Depletion, Amortization and Impairment) of $356,280.  This compares with the February 29, 2008 balances for oil and gas properties (including assets held for sale) of $1,804,192; cash and marketable securities of $214,578 and accounts receivable of $1,313,697.  The above changes can be attributed to the sale of both our Tuscaloosa Project property in Louisiana and our Saxet Deep Field property in Texas.  Additionally, we have settled an outstanding receivable with a working interest partner who was in default on the Krotz Springs Field project in Louisiana.

At February 28, 2009, we had total liabilities of $376,318, comprised of $356,307 in accounts payable and $20,011 in asset retirement obligation (ARO) as compared with the February 29, 2008 balances for total liabilities of $435,460, comprised of $316,253 in accounts payable and $119,207 in ARO, of which $104,093 is reflected as “Liabilities associated with assets held for sale”.

Our common stock issued and outstanding has increased by 786,600 shares during the last fiscal year primarily as a result of conversions from our Series A Convertible Preferred stock and a small private placement sale.  Series A Convertible Preferred stock decreased by 237,000 shares to 1,060,465 as of February 28, 2009, compared to 1,297,465 as of February 29, 2008.

Accumulated Deficit

Our financial statements for the year ended February 28, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements also state that Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase in the accumulated deficit during the exploration stage from $18,064,765 as of February 29, 2008, to $18,195,262 was due to the $130,497 net loss for the year ended February 28, 2009.  The loss from continuing operations for the year decreased by $383,784 to $4,266,377 in comparison to the $4,650,161 from the year ended February 29, 2008.

Management Plans to Continue as a Going Concern

Implementation of plans to enhance our ability to continue as a going concern are underway.  On May 1, 2009, we signed an Exchange Option Agreement with a third party, which gives that third party (i) a 30 day option to purchase a 25% working interest for $512,500, (ii) commits to a payment in an amount equal to $700,000 to be payable out of production from (a) 25% of the net revenue from the Sunday #1 and Bear #1 wells and (b) 50% of the net revenue from all future wells.  The third party will also assign us a 25% working interest in 14,100 acres in Kern County, California that is immediately north of our East Slopes project area. When this sale is completed, we plan to expand our developmental drilling program at a rate that is compatible with our cash flow.

On April 29, 2009, we signed an agreement to sell our interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The closing date for this sale is scheduled for June 1, 2009. After this sale is complete, we will recover a $250,000 in cash collateral that was posted to secure an operator bond in Alabama.  As a result of these two transactions our liquidity will be substantially improved.  In addition, we believe we have the ability to secure additional debt or equity funding, if necessary.  We cannot offer any assurances that we will be successful in executing the aforementioned plans to continue as a going concern.

Fiscal Year 2009 compared to Fiscal Year 2008 – Continuing Operations

This discussion comparing the year ended February 28, 2009 (“2009”) results with year ended February 29, 2008 (“2008”) results covers our continuing operations in the East Slopes Project in California, the East Gilbertown Field in Alabama and the Krotz Springs Field in Louisiana.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  Prior to January 2007, we had no revenues from continuing operations projects.

A table of our revenues for the year 2009 compared to the year 2008 follows:

	2009	2008
California – East Slopes	1,290	-
Alabama – East Gilbertown	$148,741	$119,740
Louisiana – Krotz Springs	51,881	74,209
Total Revenues	$201,912	$193,949

For the year ended February 28, 2009, the East Slopes Project which realized its first revenue in February 2009, represented 0.6% of total revenues.  The East Gilbertown Field in Alabama revenues represented 73.7% of total revenues.   The Krotz Springs Field in Louisiana revenues represented 25.7% of total revenues.  For the year ended February 28, 2009, total revenues from continuing operations increased 4.1% in comparison with the year ended February 29, 2008.

The revenues we recorded for the year ended February 28, 2009 represented our interests in ten producing wells.

Costs and Expenses: Total operating expenses declined by 3.8% or $178,819 for the fiscal year ended February 28, 2009 as compared to the year ended February 29, 2008.  The decreases in DD&A of $801,595 and G&A of $40,866 were offset by increases in production costs of $13,513 and exploration and drilling of $650,129.  The increase in exploration and drilling was due to drilling activity in California and the recognition that two of the four exploratory wells drilled were dry holes.

A table of our costs and expenses for the year 2009 compared to the year 2008 follows:

	Fiscal Year 2009	Fiscal Year 2008
Production Costs	$158,413	$144,900
Exploration Costs	1,304,894	654,765
Depreciation, Depletion, Amortization & Impairment	556,651	1,358,246
General & Administrative	2,483,681	2,524,547
Total Operating Expenses	$4,503,639	$4,682,458

Expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues (also including well workover projects and plugging and abandonment activities); unsuccessful exploratory drilling; lease rentals; depreciation, depletion, amortization and impairment charges; and, general and administrative expenses (including legal and accounting expenses, director and management fees, investor relations expenses, and other general and administrative costs).

Production costs increased $13,513 or 9.3% for the year ended February 28, 2009 and relates directly to a remedial work project that was undertaken to improve production volumes in the Krotz Springs Field.

Exploration expenses increased $650,129 or 99.3% from the year ended February 29, 2008.  The majority of this increase was because two dry holes were drilled in California.  For the year ended February 28, 2009, we drilled two dry holes compared to one from the year ended February 29, 2008.

Depreciation, depletion, amortization and impairment expenses decreased $801,595 or 59% from the year ended February 29, 2008. This decrease was due to having fewer producing assets because of the sales of both the Tuscaloosa and Saxet Deep Field properties.  Additionally, the value of our California project was partially impaired for $369,103 during the year ended February 28, 2009 due to lower hydrocarbon prices affecting our proved reserves estimates.

General and administrative (“G&A”) costs decreased $40,866 or 1.6% from the year ended February 29, 2008. This decrease was due to increased efforts to limit our overall administrative costs.  Legal fees, a component of G&A, did increase by $88,912 or 77.3% to $203,953 because of additional work done to improve our Corporate Governance procedures and documentation and to update and amend our Corporate By-Laws and Articles of Incorporation.

Additionally, the two amended filings of our Annual Report on Form 10-KSB contributed to the  increase in legal fees for the year ended February 29, 2008.  Accounting fees, another component of G&A, declined by $50,174 or 15.9% to $264,549 as we continued to improve our financial reporting capabilities.

Interest and dividend income decreased $9,314 or 19.7% from the prior year due primarily to lower interest rates being available for cash and investment balances.

Interest expense decreased by $206,316 or 98.8% from the prior year due primarily to an aggressive program to pay off existing debt.

Due to the nature of our business, as well as the relative immaturity of the business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of depreciation, depletion, amortization expense and impairment costs will depend upon the factors cited in the prior sentence, as well as numerous other factors including general market conditions.  An immediate goal for this current year is to improve cash flow to cover the current level of general and administrative expenses.

Fiscal Year 2009 compared to Fiscal Year 2008 – Discontinued Operations

This discussion comparing the year ended February 28, 2009 (“2009”) results with year ended February 29, 2008 (“2008”) results covers our discontinued operations in the Tuscaloosa Project in Louisiana and the Saxet Deep Field in Texas.

On January 18, 2008 we signed a purchase and sale agreement (“PSA”) for the sale of our Tuscaloosa Project interests for $8 million dollars. The transaction closed in three tranches; the first closing of $2 million occurred on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments. The sale included Daybreak's interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area.  Under terms of the PSA, the effective date for each closing was January 1, 2008.

On December 31, 2008, we assigned our interest in the Saxet Deep Field in Corpus Christi, Texas to the field Operator. This assignment was in exchange for the release from all future liability of plugging and abandonment.  The agreement included the release of all liability for any amounts currently owed to the Operator.  Additionally, the Company agreed to give up any right to production revenue that had not yet been distributed by the Operator.

Revenues. A table of our revenues for the year 2009 compared to the year 2008 follows:

	Fiscal Year 2009	Fiscal Year 2008
Louisiana – Tuscaloosa	$234,474	$775,730
Texas – Saxet Deep Field	77,728	172,901
Total Revenues	$312,202	$948,631

Total revenue from discontinued operations declined $636,429 or 67.1%.  The Tuscaloosa Project revenue decreased by $541,256 or 70.0% and Saxet Deep Field revenue declined $95,173 or 55.0%.  Revenues from the Tuscaloosa Project represent the first three months and revenues from the Saxet Deep Field represent the first ten months of the year ended February 28, 2009.

Costs and Expenses: Total operating expenses from discontinued operations for both the Tuscaloosa Project and Saxet Deep Field projects decreased by 1,262,022 or 84.2% for the fiscal year ended February 28, 2009 as compared to the prior fiscal year.  This was primarily due to the fact that we did not own these properties for the entire fiscal year ended February 28, 2009.

A table of our costs and expenses for the year 2009 compared to the year 2008 follows:

	Fiscal Year 2009	Fiscal Year 2008
Production Costs	$169,219	$461,340
Exploration Costs	-	62,500
Depreciation, Depletion. Amortization and Impairment	67,923	975,324
Total Operating Expenses	$237,142	$1,499,164

Off-Balance Sheet Arrangements

As of February 28, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on its interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 28, 2009 and February 29, 2008.

Suspended Well Costs

We account for any suspended well costs in accordance with FASB Staff Position No. 19-1, “Accounting for Suspended Well Costs” (FSP No. 19-1).  The FSP states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well.  If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs.

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

Share Based Payments

Share based awards are accounted for under SFAS No. 123R, “Share Based Payment” and related interpretations (“SFAS 123R”).  Under SFAS 123R, compensation cost for all share based payments granted are based on the grant date fair value estimated using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Daybreak Oil and Gas, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (an exploration stage company) as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from March 1, 2005 (inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2009 and February 29, 2008 and the results of its operations and cash flows for the years then ended and for the period from March 1, 2005 (inception) to February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Daybreak Oil and Gas, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Daybreak Oil and Gas, Inc. suffered losses from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey PC
www.malone-bailey.com
Houston, Texas

May 26, 2009

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company, Date of Inception March 1, 2005)
Balance Sheets
As of February 28, 2009 and February 29, 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,282,810	$59,133
Investment in marketable securities, at market, cost of $155,445	-	155,445
Accounts receivable:
Oil and gas sales	17,636	311,277
Joint interest participants, net of allowance for doubtful
accounts of $15,103	480,877	502,420
Prepaid expenses and other current assets	2,890	20,942
Total current assets	2,784,213	1,049,217
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization and impairment, successful efforts method
Proved properties	356,280	46,499
Unproved properties	-	104,700
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $23,753
and $13,310 respectively	7,576	18,019
Assets held for sale	-	1,652,793
Joint interest receivable - long term	-	500,000
OTHER ASSETS	390,454	289,809

Total assets	$3,538,523	$3,661,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$356,307	$316,253
OTHER LIABILITIES
Asset retirement obligation	20,011	15,114
Liabilities associated with assets held for sale	-	104,093
Total liabilities	376,318	435,460
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,060,465 and
1,297,465 shares issued and outstanding respectively	1,061	1,298
Common stock- 200,000,000 shares authorized; $0.001 par value, 45,079,899
and 44,293,299 shares issued and outstanding respectively	45,081	44,294
Additional paid-in capital	22,047,360	21,980,785
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(18,195,262)	(18,064,765)
Total stockholders’ equity	3,162,205	3,225,577
Total liabilities and stockholders' equity	$3,538,523	$3,661,037

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Operations
For the Years ended February 28, 2009 and February 29, 2008 and for the Period
from Inception (March 1, 2005) to February 28, 2009

			From Inception
	Years Ended		Through
	February 28,	February 29,	February 28,
	2009	2008	2009
REVENUE:
Oil and gas sales	$201,912	$193,949	$397,971

OPERATING EXPENSES:
Production costs	158,413	144,900	308,644
Exploration and drilling	1,304,894	654,765	3,483,768
Depreciation, depletion, amortization, and
impairment	556,651	1,358,246	2,130,506
General and administrative	2,483,681	2,524,547	12,847,965
Total operating expenses	4,503,639	4,682,458	18,770,883

OPERATING LOSS	(4,301,727)	(4,488,509)	(18,372,912)

OTHER INCOME (EXPENSE):
Interest income	7,671	43,550	153,280
Dividend income	30,256	3,691	39,493
Interest expense	(2,577)	(208,893)	(1,654,824)
Total other income (expense)	35,350	(161,652)	(1,462,051)

LOSS FROM CONTINUING OPERATIONS	(4,266,377)	(4,650,161)	(19,834,963)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations
(net of tax of $ -0-)	75,060	(550,533)	(2,421,119)
Gain from sale of oil and gas properties
(net of tax of $ -0-)	4,060,820	-	4,060,820
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	4,135,880	(550,533)	1,639,701

NET LOSS	(130,497)	(5,200,694)	(18,195,262)

Cumulative convertible preferred stock
dividend requirement	(208,212)	(237,752)	(599,930)
Deemed dividend - Beneficial conversion feature	-	-	(4,199,295)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(338,709)	$(5,438,446)	$(22,994,487)

NET INCOME (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.10)	$(0.11)
Income from discontinued operations	0.09	(0.01)
NET LOSS PER COMMON SHARE - Basic
and diluted	$(0.01)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	44,731,420	41,292,659

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from Inception (March 1, 2005) through February 28, 2009

	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		During the
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)			(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes
payable	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	1,400	40,877,230	40,877	$20,224,411	(736,035)	(12,864,071)	6,666,582

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
For the Period from Inception (March 1, 2005) through February 28, 2009, continued

Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,491	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes
payable	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(205)	-	-	-

Issuance of goodwill warrants	-	-	-	-	934,521	-	-	934,521

Net loss	-	-	-	-	-	-	(5,200,694)	(5,200,694)

BALANCE, FEBRUARY 29, 2008	1,297,465	1,298	44,293,299	44,294	$21,980,785	(736,035)	(18,064,765)	$3,225,577

Issuance of common stock for:
Cash	-	-	60,000	60	14,640	-	-	14,700
Conversion of preferred stock	(237,000)	(237)	711,000	711	(474)	-	-	-
Other			15,600	16	(16)			-

Issuance of goodwill warrants	-	-	-	-	52,425	-	-	52,425
				-				-
Net loss	-	-	-	-		-	(130,497)	(130,497)

BALANCE, FEBRUARY 28, 2009	1,060,465	$1,061	45,079,899	$45,081	$22,047,360	$(736,035)	$(18,195,262)	$3,162,205

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the Years ended February 28, 2009 and February 29, 2008 and for the Period
from Inception (March 1, 2005) through February 28, 2009

			From
			Inception
			March 1, 2005
	Years Ended		Through
	February 28,	February 29,	February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,497)	$(5,200,694)	$(18,195,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	4,500	6,239,729
Gain on sale of oil and gas properties	(4,060,820)	-	(4,060,820)
Depreciation, depletion and impairment expense	624,575	2,333,571	5,356,194
Exploration expense - dry wells	-	33,233	849,753
Bad debt expense	326,707	-	326,707
Non cash interest expense	-	164,873	1,470,051
Non cash interest and dividend income	(5,427)	(28,108)	(62,120)
Non cash general and administrative expense	52,425	934,521	986,946
Changes in assets and liabilities:
Investment in marketable securities	155,445	2,200,768	-
Accounts receivable - oil and gas sales	(135,598)	(254,371)	(446,876)
Accounts receivable - related party participants	-	41,357	-
Accounts receivable - joint interest participants	216,013	(202,450)	(786,407)
Prepaid expenses and other current assets	18,052	55,954	(2,448)
Accounts payable and other accrued liabilities	147,466	(1,385,367)	950,009
Other assets	-	-	(77,177)
Net cash used in operating activities	(2,791,659)	(1,302,213)	(7,451,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	(100,000)	(250,000)	(375,000)
Additions to note receivable	-	-	(800,000)
Additions to oil and gas properties	(716,646)	(2,036,888)	(9,632,390)
Purchase of fixed assets	-	(8,930)	(31,841)
Proceeds from sale of oil and gas properties	5,812,500	2,000,000	7,812,500
Proceeds from note receivable	-	800,000	800,000
Additions to oil and gas prepayments	4,782	72,392	77,174
Net cash provided by (used) in investing activities	5,000,636	576,574	(2,149,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	-	3,626,204
Proceeds from sales of common stock, net	14,700	731,816	7,022,273
Proceeds from related party notes payable	-	-	200,000
Proceeds (repayments) from borrowings	-	(325,001)	1,035,520
Net cash provided by financing activities	14,700	406,815	11,883,997

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,223,677	(318,824)	2,282,719

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,133	377,957	91

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,282,810	$59,133	$2,282,810

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the Years ended February 28, 2009 and February 29, 2008 and for the Period
from Inception (March 1, 2005) through February 28, 2009, continued

CASH PAID FOR:
Interest	$2,577	$41,327	$57,673
Income taxes
			-
SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$-	$4,501	$6,239,729
Common stock issued for oil and gas properties	-	-	940,750
Common stock repurchased and cancelled	-	-	(150,000)
Common stock issued on conversion of convertible debentures
and interest	-	27,878	1,253,934
Discount on convertible notes payable	-	60,973	1,326,186
Extension warrants on convertible notes payable	-	-	119,283
Conversion of preferred stock to common stock	$711	$307	$1,018

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (the “Company” or “Daybreak”), under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and gas exploration industry.  On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc., to better reflect the business of the Company.

All of the Company’s oil and gas production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

Basis of Presentation

The accompanying audited financial statements of Daybreak have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC.

Exploration Stage Company

On March 1, 2005 (the inception date), the Company commenced oil and gas exploration activities. As of February 28, 2009, the Company has not produced a sustainable positive cash flow from its oil and gas operations.  Accordingly, the Company’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities.” Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders equity and cash flows are required to disclose all activity since the Company’s date of inception.

The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time that the Company’s oil and gas properties have generated significant revenues. During the years ended February 28, 2009 and February 28, 2008, the Company sold its largest revenue producing wells.

Use of Estimates and Assumptions

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions.  These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

The accounting policies most affected by management’s estimates and assumptions are as follows:
  The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties;
  The valuation of unproved acreage and proved oil and gas properties to determine the amount of any impairment of oil and gas properties;
  Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and
  Estimates regarding abandonment obligations.
NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 28, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit during the exploration stage of $18,195,262, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Implementation of plans to enhance Daybreak’s ability to continue as a going concern are underway.  On May 1, 2009, the Company signed an Exchange Option Agreement with a third party, which gives that third party (i) a 30 day option to purchase a 25% working interest for $512,500, (ii) commits to a payment in an amount equal to $700,000 to be payable out of production from (a) 25% of the net revenue from the Sunday #1 and Bear #1 wells and (b) 50% of the net revenue from all future wells.  The third party will also assign Daybreak a 25% working interest in 14,100 acres in Kern County, California that is immediately north of the Company’s East Slopes project area.  When this sale is completed, Daybreak plans to expand its developmental drilling program at a rate that is compatible with its cash flow.

On April 29, 2009, Daybreak signed an agreement to sell its interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The closing date for this sale is scheduled for June 1, 2009. After this sale is complete, Daybreak will recover $250,000 in cash collateral that the Company had to post to secure an operator bond in Alabama.  In addition, Daybreak plans to secure additional debt or equity funding, if necessary.

Daybreak’s financial statements as of February 28, 2009 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

The Company routinely maintains balances in financial institutions where deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) in excess of the federally insured amount of $250,000. As of February 28, 2009, the Company had approximately $1,657,867 of cash deposits in excess of FDIC insured limits at various financial institutions.

Investment in Marketable Securities

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance-sheet date. The Company classifies all investments in marketable securities as trading securities as they are bought and held principally for the purpose of selling them in the near term.  These securities are reported at fair value, with realized and unrealized gains and losses recognized in earnings. The fair value of all securities is determined by quoted market prices.  These investments are not insured by the FDIC.

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  For the years ended February 28, 2009 and February 29, 2008 the Company has recognized an allowance for doubtful accounts of $15,103 and $-0- respectively.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred.  Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred.  In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  Costs to operate and maintain wells and field equipment are expensed as incurred.

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

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews proved oil and natural gas properties and other long-lived assets for impairment.

These reviews are predicated by events and circumstances, such as downward revision of the reserve estimates or commodity prices, that indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.  When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.  Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

Asset impairments of $494,871 and $684,505 were recorded for the years ended February 28, 2009 and February 29, 2008, respectively which is included in depreciation, depletion and amortization in the statement of operations.

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

Long Lived Assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amounts of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets.  If this evaluation indicates that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

Fair Value of Financial Instruments

The amounts of financial instruments including cash, deposits, receivables, prepaid expenses, accounts payable, and other accrued liabilities approximated their fair values as of February 28, 2009 and February 29, 2008.

Share Based Payments

Share based awards are accounted for under SFAS No. 123R, “Share Based Payment” and related interpretations (“SFAS 123R”). Under SFAS 123R, compensation costs for all share based payments granted are based on the grant date fair value estimated using an option pricing model.

The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.

The Company uses the Black-Scholes option pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards granted during the year.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the Company’s expected price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity.

Loss per Share of Common Stock

Basic loss per share of Common Stock is calculated by dividing net loss available to Common stockholders by the weighted average number of common shares issued and outstanding during the year.  Common Stock equivalents are excluded from the calculations when their effect is anti-dilutive.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from natural gas and crude oil sales or joint interest billings to third parties in the oil and gas industry.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.

At each of the Company’s three producing projects, there is only one buyer for the purchase of oil or gas production.  At February 28, 2009, three customers represented 100% of crude oil and natural gas sales receivable from all projects in aggregate.

In accordance with provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information,” a table disclosing the total amount of revenues from any single customer that exceeds 10% of total revenues follows:

				For the Year Ended February 28, 2009		For the Year Ended February 29, 2008
Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

East Gilbertown	Alabama	Oil	Hunt Crude Oil Supply	$148,741	73.7%	$119,409	61.5%

Krotz Springs	Louisiana	Gas	JP Oil Company	$22,944	11.4%	$37,121	19.1%
		Liquids	JP Oil Company	$26,122	12.9%	$30,591	15.7%

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 28, 2009 and February 29, 2008.

Reclamation Bonds

Included in other assets as of February 28, 2009, are funds which have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation in various states. The amounts pledged for operator bonds in California, Alabama and Louisiana are $100,000, $250,000 and $25,000 plus accrued interest respectively.  The pledging of these funds was necessitated by the Company’s emerging status as an oil and gas property operator.

Environmental Matters and Asset Retirement Obligation

The Company owns and has previously owned mineral property interests (which it has explored for commercial mineral deposits) on public and private lands in various states in the United States. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters.  Management believes it has been in substantial compliance with all such regulations.  Management is also unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

The Company follows the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), as amended. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the Company recognize the fair value of a liability for an asset retirement obligation (ARO) in the period in which it is incurred.  The ARO is capitalized as part of the carrying value of the assets to which it is associated, and depreciated over the useful life of the asset.  The ARO and the related asset retirement cost are recorded when an asset is first drilled, constructed or purchased.  The asset retirement cost is determined and discounted to present value using a credit-adjusted risk-free rate.  After initial recording, the liability is increased for the passage of time, with the increase being reflected as accretion expense in the statements of operations.  Subsequent adjustments in the cost estimate are reflected in the ARO liability and the amounts continue to be amortized over the useful life of the related long-lived assets.

Suspended Well Costs

The Company accounts for any suspended well costs in accordance with FSP No. 19-1, “Accounting for Suspended Well Costs”.  FSP 19-1 states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the economic and operating feasibility of the well.  If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value.  Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs.

In addition, FSP 19-1 requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year, designating the number of wells the aging is related to.

Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation.

Income Taxes

As required under SFAS No. 109 “Accounting for Income Taxes”, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates.  A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On March 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected  to be taken in a tax return.  Under FIN 48, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact to the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FSP 157-2, Effective Date of FASB Statement No 157 (FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years.  The Company is currently evaluating the impact that SFAS No,. 157 will have on the financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2009-2010.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-05 is effective March 1, 2009, and the Company is currently evaluating the impact of the adoption of EITF 07-05 on its outstanding warrants at February 28, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FAS 157-4) to amend SFAS No. 157, “Fair Value Measurements” (SFAS 157).  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased.  In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting.”  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, that the adoption of the pronouncement will have on the Company’s operating results, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP).  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that is directed at auditors rather than entities.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 11 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

NOTE 4 – INVESTMENTS IN MARKETABLE SECURITIES:

The Company periodically invests excess cash on hand in marketable securities with the intent to sell the securities in the near term as cash requirements determine.  These securities were mutual fund investments in fixed income securities with relatively low market risk and were classified as trading securities under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  The market value of the securities as of February 28, 2009 and February 29, 2008 was $-0- and $155,445 respectively.

NOTE 5 – ACCOUNTS RECEIVABLE – JOINT INTEREST PARTICIPANTS:

In January 2008, the Company instituted legal action against California Oil and Gas Company (“COGC”), a 25% working interest participant, for their default in meeting the financial commitments in the drilling and completion of the KSU #59 well in Louisiana.  On November 17, 2008, the Company requested a summary judgment against COGC and on December 9, 2008, a written order for summary judgment against COGC was entered by the court.  On March 2, 2009 COGC assigned its undeveloped interest in the Dyer Creek and S.E. Edison Projects in Kern County California and undeveloped leases in Tulare County California, along with COGC interest in the Krotz Springs Field to satisfy the judgment.  As of February 28, 2009, the Company had received $166,891 from the net production revenue in the Krotz Springs Field in partial satisfaction of the debt.  Receivables from COGC that were deemed to be uncollectable amounting to $311,604 were written off during the year.

In March 2009, the Company became Operator of its California project and as such it is responsible for collecting from its other working interest partners in California reimbursement of lease rentals that have occurred during the fiscal year just ended.  As of February 28, 2009, receivables related to these lease rentals amounted to $152,427 and are included in accounts receivable – joint interest participants in the balance sheets.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas properties, at cost:

	February 28, 2009	February 29, 2008
Proved leasehold costs	$299,571	$299,571
Unproved leasehold costs	104,700	104,700
Costs of wells and development	1,881,463	1,157,447
Capitalized asset retirement costs	13,880	10,518
Total cost of oil and gas properties	2,299,614	1,572,236
Accumulated depletion, depreciation, amortization and impairment	(1,943,334)	(1,421,037)
Oil and gas properties, net	$356,280	$151,199

Asset Retirement Obligation

The Company’s financial statements reflect the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The asset retirement obligation (“ARO”) primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  On February 28, 2009, and February 29, 2008, ARO obligations were considered to be long term based on the estimated timing of the anticipated cash flows.  For the years ended February 28, 2009 and February 29, 2008, the Company recognized accretion expense of $2,739 and $1,374, respectively, which is included in depreciation, depletion and amortization in the statement of operations.

The following table describes the changes in the asset retirement obligations for the year ended February 28, 2009.

Asset retirement obligations, beginning of period	$119,207
Accretion expense	2,739
Asset retirement additions	3,368
Asset retirement eliminations due to sale of assets	(105,303)
Asset retirement obligations, end of period	$20,011

NOTE 7 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE:

The Company finalized the disposal of two oil and gas properties during the year ended February 28, 2009. The properties disposed of were the Tuscaloosa Project in Louisiana and the Saxet Deep Field in Texas.

On January 18, 2008, the Company signed a purchase and sale agreement (“PSA”) for the sale of its Tuscaloosa Project interests in Louisiana for $8 million in cash.  The transaction closed in three tranches; the first closing for $2 million closed on January 18, 2008; the second closing for $500,000 occurred on April 30, 2008; and the final closing for $5.5 million occurred on June 12, 2008 and was subject to customary closing adjustments.  The sale included Daybreak's interests in the Tensas Farms et al F-1, F-3, B-1, A-1 and F-2 wells; and all of its acreage and infrastructure in the project area.  Under terms of the PSA, the effective dates for each closing was January 1, 2008. The sale of the Tuscaloosa Project resulted in a gain for the year ended February 28, 2009 of $3,998,632. Prior period income statement amounts applicable to the Tuscaloosa Project have been reclassified and included under Income (loss) from discontinued operations, while related assets are classified as Assets held for sale in the balance sheets.

The following tables present the revenues and expenses related to the Tuscaloosa Project for the years ended February 28, 2009 and February 29, 2008, and from inception through February 28, 2009.

	2009	2008	From Inception through February 28, 2009
Oil and gas sales revenues – Tuscaloosa Project	$234,474	$775,730	$1,484,762
Cost and Expenses	(115,092)	(1,143,653)	(3,420,252)
Income (loss) from discontinued operations	$119,382	$(367,923)	$(1,935,490)

Oil and gas properties held for sale, at cost – Tuscaloosa Project:

	February 28, 2009	February 29, 2008
Proved leasehold costs	$-	$1,556,423
Unproved leasehold costs	-	310,657
Costs of wells and development	-	1,393,790
Unevaluated capitalized exploratory well costs	-	896,067
Capitalized asset retirement costs	-	57,567
Total cost of oil and gas properties	-	4,214,504
Accumulated depletion, depreciation, amortization and impairment	-	(2,580,033)
Oil and gas properties, net	$-	$1,634,471

The following table reflects the net changes in capitalized exploratory well costs for discontinued operations - Tuscaloosa Project during the years ended February 28, 2009 and February 29, 2008, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2009	2008
Beginning balance at March 1 of fiscal year	$896,067	$1,223,177
Total exploration well additions	-	517,316
Sales of exploratory wells	(896,067)	(844,426)
Ending balance at February 28 of fiscal year	$-	$896,067

On December 31, 2008, the Company assigned its interest in the Saxet Deep Field in Corpus Christi, Texas to the field Operator.  This assignment was in exchange for the release from all future liability of plugging and abandonment liability.  The agreement included the release of all liability for any amounts currently owed to the Operator.  Additionally, the Company agreed to give up any right to production revenue that had not yet been distributed by the Operator.  The sale of the Saxet Deep Field resulted in a gain for the year ended February 29, 2008 of $62,188.  Prior period income statement amounts applicable to the Saxet Deep Field have been reclassified and included under Income (loss) from discontinued operations, while related assets are classified as Assets held for sale in the balance sheets.

The following tables present the revenues and expenses related to the Saxet Deep Field for the years ended February 28, 2009 and February 29, 2008, and from inception through February 28, 2009.

	2009	2008	From Inception through February 28, 2009
Oil and gas sales revenues – Saxet Deep Field	$77,728	$172,901	$403,307
Cost and expenses	(122,050)	(355,511)	(888,936)
Loss from discontinued operations	$(44,322)	$(182,610)	$(485,629)

Oil and gas properties held for sale, at cost – Saxet Deep Field:

	February 28, 2009	February 29, 2008
Proved leasehold costs	$-	$-
Unproved leasehold costs	-	-
Costs of wells and development	-	575,511
Unevaluated capitalized exploratory well costs	-	-
Capitalized asset retirement costs	-	12,222
Total cost of oil and gas properties	-	587,733
Accumulated depletion, depreciation, amortization and impairment	-	(569,411)
Oil and gas properties, net	$-	$18,322

The following table reflects the net changes in capitalized exploratory well costs for discontinued operations for the years ended February 28, 2009 and February 29, 2008, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2009	2008
Beginning balance at March 1 of fiscal year	$587,739	$587,739
Sales of exploratory wells	(587,739)	-
Ending balance at end of fiscal year	$-	$587,739

NOTE 8 — RELATED PARTY TRANSACTIONS:

Office Lease

The Company leases space for its Corporate offices in Spokane, Washington from Terrence J. Dunne & Associates, a company owned by Terrence J. Dunne (former Chief Financial Officer, director and current 7.5% shareholder).  The Company currently pays $1,000 per month on a month-to-month rental basis.

Common Stock and Cash for Services

Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of the Company’s stock on the date the shares were granted, whichever is more readily determinable.  The Company has determined that the fair value of all Common Stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

From January 2, 2007 through February 29, 2008, the Company had a contract with Timothy R. Lindsey (director and former interim CEO/President) to facilitate long range strategic planning and advise the Company on business and exploration matters in the oil and gas industry.  Under the terms of his contract, Mr. Lindsey was granted 200,000 shares of unregistered Common Stock valued at $260,000. For the fiscal year ended February 29, 2008, Mr. Lindsey was paid $21,000 for services rendered.

NOTE 9 — STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 total preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value. During the year ended February 28, 2007, the Company conducted a private placement sale of Series A Preferred (the “July 2006 Preferred Stock Private Placement”) to 100 accredited investors.  Each sale unit consisted of one share of Series A Preferred and two Common Stock purchase warrants.  The units were sold for $3.00 per unit, with a total of 1,399,765 units sold; resulting in gross proceeds of $4,199,295.  The Company received net proceeds of $3,626,204 after placement agent fees, commissions and other offering costs of $573,091.

The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  If the Company’s Common Stock is registered under the Securities Act of 1933, the Series A Preferred shall be automatically converted into Common Stock at any time after the effective date of the registration statement if the Company’s Common Stock closes at or above $3.00 per share for twenty (20) out of thirty trading days (30) days.  As of February 28, 2009 a total of 22 participants from the July 2006 Preferred Stock private placement had converted their shares to the Company’s Common Stock.

Holders of Series A Preferred earn a dividend, in the amount of 6% of the original purchase price per year.  Accumulated dividends do not bear interest and as of February 28, 2009 amounted to $599,930.  Dividends can be paid in cash or stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock. No dividends have been declared as of February 28, 2009.

The table below details the cumulative dividends earned for each fiscal year since issuance:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$153,966
Year Ended February 29, 2008	90	237,752
Year Ended February 28, 2009	78	208,212
Total Accumulated Dividends		$599,930

The Warrants included in the private placement are exercisable for a period of five years and expire on July 18, 2011 with an exercise price of $2.00 per share. In accordance with EITF 98-5, the Company valued the warrants and the beneficial conversion feature of the Series A Preferred.  Accordingly, the Company recorded a discount for the warrants and beneficial conversion feature (BCF) of $4,199,295.  The discount is attributable to the fair value of the Warrants and the intrinsic value of the conversion feature of the Series A Preferred.  The value of the BCF was recognized and measured separately by allocating to additional paid-in capital the proceeds equal to the $1,489,222 relative fair value of the warrants and the $2,710,073 intrinsic value of the conversion feature.  The Company also recorded a deemed dividend to reflect the full amortization of the discount of the value of the warrants and conversion features of $4,199,295.  The fair value of each Warrant granted was estimated using the Black-Scholes pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of five years; volatility of 113%; and dividend yield of 0.0%.  As of February 28, 2009, no subscriber warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado (“Bathgate”) was the placement agent.  Joseph Lavigne, son of Dale B. Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate. Bathgate was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $547,589. For every $30.00 invested, Bathgate earned three common stock purchase warrants exercisable at $1.00 per share.  The warrants are exercisable for a period of seven years and expire on July 18, 2013. A total of 419,930 warrants were issued to Bathgate from this private placement and were valued at $816,374.  The placement agent warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.20 per share; the exercise price of the warrants at $1.00; an expected term of seven years; volatility of 113%; and dividend yield of 0.0%.  As of February 28, 2009, no placement agent warrants had been exercised.

Both the subscriber warrants and the placement agent warrants contain customary anti-dilution provisions.  The anti-dilution provisions permit an adjustment for the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets.  The placement agent warrants also contain a cashless exercise provision.

The cashless exercise provision allows for the holder of the warrants to receive a number of shares equal to the quotient of a) the product of the number of warrants held and the amount by which the Company’s market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price.

The Company agreed to register the Series A Preferred on a “best efforts” basis.  If the Company was unable to file the registration statement within the filing timeline, the Company agreed to issue 1,399,765 additional warrants at an exercise price of $2.00 per share.  The Company was required to file the Series A Preferred registration statement within sixty (60) days after the registration statement for the common stock from the May of 2006 private placement became effective.  The Company did file the registration statement for the May 2006 common stock on time and no additional warrant issuances were required.

In February 2008, the Company issued “goodwill” Common Stock warrants to the participants of the July 2006 private placement.  The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the May 2006 Common Stock private placement registration statement not being declared effective. Each participant from the Series A Preferred private placement was offered one “goodwill” warrant for every unit that had been purchased in exchange for waiving any rights under the Registration Rights Agreement.  The grant date of the “goodwill” warrants is determined by when the Company receives the registration rights waiver letter from the shareholder.  As of February 28, 2009, the Company had received registration rights waiver letters from approximately 88% of the participants in the Series A Preferred private placement.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision.  As of February 28, 2009, the Company has issued 1,250,264 goodwill warrants valued at $279,397 to these investors.  A maximum of 1,399,765 warrants potentially could be issued. The warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: an average risk free interest rate of 3.7%; a declining term to expiration; an average volatility of 121.67%; and dividend yield of 0.0%.

The Company evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair values of the Series A Preferred and the Common Stock Purchase Warrants are as follows:

Description	Shares	Relative Fair Value
Series A Convertible Preferred	1,399,765	$2,710,073
Common Stock Purchase Warrants	2,799,530	1,489,222
Total Proceeds		4,199,295
Offering Costs		(573,091)
Net Proceeds		$3,626,204

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 45,079,899 shares were issued and outstanding as of February 28, 2009.

Commencing on January 2, 2008, and closing on May 22, 2008, the Company conducted an unregistered offering of common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933. Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold either directly by the Company or by the placement agent, Newbridge Securities Corporation (“Newbridge”) of Ft. Lauderdale, Florida.  A total of 625,000 shares of unregistered common stock were sold to eight investors resulting in $156,250 in gross proceeds. Newbridge was paid a sales commission of 10% of the gross proceeds of their firm’s sales of the private placement and a non-accountable expense allowance of 3% of the gross proceeds of their firm’s sales totaling $23,112.50. For every 100 shares sold by Newbridge in the private placement, they earned seven common stock warrants exercisable at $0.25 per share.  Newbridge earned a total of 39,550 warrants that were determined to have a fair value of $10,442 and are exercisable for a period of three years, expiring on January 31, 2011.  The placement agent warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 2.44%; the stock price on the grant date of $0.33; the exercise price of the warrants at $0.25; an expected term of three years; volatility of 135.76%; and dividend yield of 0.0%.  The placement agent warrants contain customary anti-dilution provisions.  The anti-dilution provisions permit an adjustment for the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets.  As of February 28, 2009, no placement agent warrants had been exercised.

Commencing on October 19, 2007 and closing on December 28, 2007, the Company conducted an unregistered offering of common stock through a private placement under the securities transaction exemption Regulation D Rule 506 of the Securities Act of 1933.  Shares were offered at $0.25 per share to “accredited investors” only as defined in Regulation D under the Securities Act of 1933. The shares were sold directly by the Company and no placement agent was involved in the offering. A total of 2,497,000 shares of unregistered common stock were sold to thirteen investors resulting in $624,250 in gross proceeds.  Offering expenses were approximately $6,500.

During the year ended February 28, 2007, the Company conducted a private placement sale of common stock from March 3, 2006 to May 19, 2006 (the “May 2006 Common Stock Private Placement”).  Each sale unit consisted of two shares of Common Stock and one Common Stock purchase warrant (warrant).  The units sold for $1.50 per unit, with a total of 4,013,602 units sold; resulting in gross proceeds of $6,020,404 (net proceeds of $5,188,257 after placement costs).

The warrants are exercisable for a period of five years and expire on May 20, 2011 with an exercise price of $2.00 per share.  The Company may call the warrants for redemption if (a) the average of the closing sale price of the common stock is at or above $3.00 for twenty (20) out of thirty (30) trading days prior to the date the warrants are called, and (b) the warrant shares are registered under the Securities Act.  The Warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of five years; volatility of 112%; and dividend yield of 0.0%.  As of February 28, 2009, no subscriber warrants had been exercised.

Bathgate Capital Partners, of Denver, Colorado was the placement agent.  Joseph Lavigne, son of Dale B.  Lavigne (the Chairman and a director of Daybreak) is an employee of Bathgate Capital Partners.  The Placement Agent was paid a sales commission of 10% of the gross proceeds of the private placement and a non-accountable expense allowance of 3% of the gross proceeds totaling $790,402.  Additionally, the Placement Agent was paid a due diligence fee of $15,000.  For every ten units sold, the Placement Agent earned three common stock warrants, two of which are exercisable at $0.75 per share and one of which is exercisable at $2.00 per share.  The Placement Agent warrants are exercisable for a period of seven years, expiring on May 20, 2013.  The placement agent earned 1,204,082 warrants, of which 802,721 are exercisable at $0.75 per share and were determined to have a fair value of $2,043,752.  The remaining 401,361 warrant shares are exercisable at $2.00 per share and were determined to have a fair value of $973,970.  The placement agent warrants were valued using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.99%; the current stock price at date of issuance of $2.70 per share; the exercise price of the warrants; an expected term of seven years; volatility of 112%; and dividend yield of 0.0%.  As of February 28, 2009, no placement agent warrants had been exercised.

The placement agent warrants have a cashless exercise provision and contain customary anti-dilution provisions.  The cashless exercise provision allows for the holder of the warrants to receive a number shares equal to the quotient of a) the product of the number of warrants held and the amount by which the Company’s market traded stock price exceeds the exercise price of the warrants on the date of exercise, divided by b) the market traded stock price.  The anti-dilution provisions permit the adjustment of the number of shares issuable upon exercise of the warrants in the event of stock splits, stock dividends, stock reversals and sales of substantially all of the Company’s assets.

The Company agreed to register the Common Stock shares on a “best efforts” basis.  If the Company was unable to file the registration statement within the filing timeline, the Company would have had to issue 4,013,602 additional warrants at an exercise price of the lower of (a) the average closing sale price of its common stock for twenty of the thirty trading days immediately preceding the date the registration statement should have been filed, or (b) $1.50 per common share.  The Company did file the registration statement within the filing timeline and no additional warrants were required to be issued by the Company.

In February 2008, the Company issued “goodwill” common stock warrants to the participants of the Spring 2006 private placement.  The warrants were issued as a goodwill gesture to investors in the two 2006 private placements due to the May 2006 common stock private placement registration statement not being declared effective. Each participant was offered one “goodwill” warrant for every unit that had been purchased in exchange for waiving any rights under the Registration Rights Agreement.  The grant date of the “goodwill” warrants is determined by when the Company receives the waiver letter from the shareholder. As of February 28, 2009, the Company had received Registration Rights waiver letters from approximately 81% of the participants in this private placement.  The warrants will expire on February 14, 2010, have an exercise price of $0.65 and contain a cashless exercise provision. As of February 28, 2009, the Company has issued 3,227,934 goodwill warrants valued at $718,336 to these investors. A total of 4,013,602 warrants potentially could be issued. The issued warrants were valued using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes valuation model were: an average risk free interest rate of 3.7%; a declining term to expiration; an average volatility of 121.67%; and dividend yield of 0.0%.

Daybreak evaluated the application of SFAS No. 133 and EITF 00-19 with respect to the conversion feature and the registration rights for consideration of embedded derivatives and concluded that the preferred stock and registration rights instruments did not have embedded derivatives.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

Description	Shares	Relative Fair Value

Common Stock	8,027,206	$4,241,232
Common Stock Purchase Warrants	4,013,602	1,779,172
Total Proceeds		6,020,404
Offering Costs		(832,147)
Net Proceeds		5,188,257

Common Stock for Services

Under SFAS No. 123R the guidelines for recording stock issued for goods or services require the fair value of the shares granted be based on the fair value of the goods or services received or the publicly traded share price of the Company’s registered shares on the date the shares were granted, whichever is more readily determinable.  This position has been further clarified by the issuance of SFAS No. 157,”Fair Value Measurements.”  The Company has determined that the fair value of all Common Stock issued for goods or services is more readily determinable based on the publicly traded share price on the date of grant.

During the year ended February 28, 2009, the Company did not have any issuances of common stock paying for services.

During the year ended February 29, 2008, the Company paid for services with 10,000 shares of unregistered common stock valued at $4,501.

Common Stock Issued for Convertible Debentures and Interest Payable

During the year ended February 28, 2009, the Company did not have any convertible debt conversions, since it no longer has any debt nor were any interest payments made with common stock.

During the fiscal year ended February 29, 2008, non-related parties converted debentures representing $25,000 in principal, resulting in 37,169 shares of unregistered common stock being issued to satisfy the principal and interest obligations.

NOTE 10 – WARRANTS:

Warrants outstanding and exercisable as of February 28, 2009 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	2.25	4,013,602
Placement Agent Warrants - Spring 2006 PP	802,721	$0.75	4.25	802,721
Placement Agent Warrants - Spring 2006 PP	401,361	$2.00	4.25	401,361
July 2006 Preferred Stock Private Placement (PP)	2,799,530	$2.00	2.50	2,799,530
Placement Agent Warrants - July 2006 PP	419,930	$1.00	4.50	419,930
Convertible Debenture Term Extension	150,001	$2.00	2.75	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	0.50	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	0.75	90,000
Spring 2006 PP - Goodwill Warrants	3,227,934	$0.65	1.00	3,227,934
July 2006 PP - Goodwill Warrants	1,250,264	$0.65	1.00	1,250,264
Placement Agent Warrants - January 2008 PP	39,550	$0.25	2.00	39,550
	13,306,893			13,306,893

For the year ended February 28, 2009, a total of 397,547 warrants were issued as part of the Company’s goodwill warrant program and to the placement agent from the January 2008 private placement. There were no warrants exercised during the year.  The intrinsic value of all warrants as of February 28, 2009 was $-0-.

For the year ended February 29, 2008, there were 4,120,201 warrants issued as part of the Company’s goodwill warrant program and for convertible debenture extensions. A total of 12,909,346 warrants were issued and outstanding as of February 29, 2008.  The intrinsic value of all warrants as of February 29, 2008 was $5,400.

NOTE 11 - INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

2009
Computed at U.S. and State statutory rates (40%)	$(52,196)
Permanent differences	25,731
Changes in valuation allowance	26,465
Total	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

Deferred tax assets:	2009	2008
Net operating loss carryforwards	$4,130,040	$2,574,000
Oil and gas properties	216,245	1,745,820
Less valuation allowance	(4,346,285)	(4,319,820)
Total	$-	$-

At February 28, 2009, the Company had a net operating loss carryforwards for federal and state income tax purposes of approximately $10,325,100, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased by approximately $26,465 for the fiscal year ended February 28, 2009 and by 2,011,828 for the fiscal year ended February 29, 2008.  Section 382 Rule will place annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 12 – SUBSEQUENT EVENTS:

During May 2009, the Company drilled the Sunday #2 well at its East Slopes Project in Kern County, California.  The well was drilled to 2,236 feet and encountered 24 feet of oil pay in the Vedder sand.  This well will be completed during the month of June 2009.  The Company also increased the production in the Sunday #1 well to 80 BOPD from 50 BOPD.

On April 29, 2009, the Company agreed to sell its interest in the East Gilbertown Field in Alabama to a third party $50,000 and other considerations.  The closing date for this sale is set for June 1, 2009.

On April 6, 2009, the Board of Directors of the Company approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), allowing the executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) to be eligible to receive restricted stock and restricted stock units awards under the 2009 Plan, as a means of providing management with a continuing proprietary interest in the Company.

On April 6, 2009, the Compensation Committee of the Board of Directors approved awards of restricted shares of common stock of the Company, with a grant date of April 7, 2009, to a current and a former executive officer of the Company of 500,000 shares each (the “Restricted Shares”).  The Restricted Shares were granted pursuant to the 2009 Plan and vest over three years at a rate of 33 1/3% each year.  The Restricted Shares were granted to the current executive officer as compensation for his past services as Executive Vice President and Chief Financial Officer of the Company, and to the former executive officer as compensation for his past services as interim President and Chief Executive Officer of the Company.

Additionally, on April 6, 2009, the Compensation Committee of the Board of Directors approved awards of restricted shares of Common Stock of the Company, with a grant date of April 7, 2009, to certain members of the Board of Directors.

A total of 900,000 Restricted Shares were granted to five different members of the Board in recognition of their leadership and contribution during the restructuring and transformation of the Company in fiscal year 2009.

NOTE 13 - SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in California, Alabama and Louisiana.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of
	February 28, 2009	February 29, 2008
Proved properties
Mineral interests	$299,571	$1,855,994
Wells, equipment and facilities	1,895,343	3,207,055
Total proved properties	2,194,914	5,063,049

Unproved properties
Mineral interests	104,700	415,357
Uncompleted wells, equipment and facilities	-	896,067
Total unproved properties	104,700	1,311,424

Less accumulated depreciation, depletion, amortization and impairment	(1,943,334)	(4,570,481)
Net Capitalized Costs	$356,280	$1,803,992

Costs Incurred in Oil and Gas Producing Activities

	Twelve Months Ended
	February 28, 2009	February 29, 2008
Acquisition of proved properties	$2,839	$119,235
Acquisition of unproved properties	-	7,043
Development costs	468,701	921,334
Exploration costs	1,322,852	1,264,784
Total Costs Incurred	$1,794,392	$2,312,396

Results of Operations from Oil and Gas Producing Activities

	Twelve Months Ended
	February 28, 2009	February 29, 2008
Oil and gas revenues	$514,114	$1,017,604
Production costs	(327,632)	(606,240)
Exploration expenses	(1,304,894)	(717,265)
Depletion, depreciation, and impairment	(624,574)	(2,314,160)
Result of oil and gas producing operations before income taxes	(1,742,986)	(2,620,061)
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$(1,742,986)	$(2,620,061)

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by the certified independent engineering firm, Huddleston & Co., Inc.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  Our proved reserves are summarized in the table below:

	Oil (Bbl)	Gas (Mcf)**	BOE
Proved reserves:
February 28, 2007	29,425	211,800	64,725
Revisions(1)	(15,775)	(104,264)	(33,152)
Extensions and discoveries	9,776	18,148	12,801
Production	(6,792)	(49,584)	(15,056)
Purchases (sales) of minerals-in-place	(3,522)	(10,600)	(5,289)
February 29, 2008	13,112	65,500	24,029
Revisions(2)	(68)	(31,257)	(5,278)
Extensions and discoveries	17,250	-	17,250
Production	(4,119)	(27,220)	(8,656)
Purchases (sales) of minerals-in-place	(8,925)	(7,023)	(10,095)
February 28, 2009	17,250	-	17,250

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

(1)
The revisions of previous estimates for the year ended February 29, 2008 resulted from two sources.  In the Tuscaloosa Project in Louisiana, the F-1 and F-3 wells were shut in for the majority of the fiscal year resulting in a marked decline in field performance. This decline then resulted in the previous estimates of proved reserves being decreased.

Additionally, in the East Gilbertown Field in Alabama, production costs increased dramatically in comparison to the prior year thereby creating a necessary downward revision of proved reserves because of a higher economic limit.  These increased costs were due to recurring workover programs that occurred on existing wellbores.

(2)	The revisions of previous estimates for the fiscal year ended February 28, 2009, resulted from a revised lower estimate of reserve value due to depressed hydrocarbon prices in the energy markets.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2009 and February 29, 2008 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Twelve Months Ended
	February 28, 2009	February 29, 2008

Future cash inflows	$597,368	$1,876,287
Future production costs (1)	(151,111)	(632,786)
Future development costs	(12,500)	-
Future income tax expenses (2)	-	-
Future net cash flows	433,757	1,243,501
10% annual discount for estimated timing of cash flows	(77,478)	(113,236)
Standardized measure of discounted future net cash flows at the end of the year	$356,279	$1,130,265

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

(2)	The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

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

	Average Price
Year Ended	Oil (Bbl)	Gas (Mcf)**
February 28, 2009	$35.40	$-
February 29, 2008	56.13	3.00
February 28, 2007	63.31	3.33

** Gas per Mcf (Thousand cubic feet) includes natural gas liquids (wet gas) if any.

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

	Twelve Months Ended
	February 28, 2009	February 29, 2008
Standardized measure of discounted future net cash flows at the beginning of the year	$1,130,265	$1,940,367
Extensions, discoveries and improved recovery, less related costs	-	644,889
Revisions of previous quantity estimates	(37,959)	(1,559,345)
Changes in estimated future development costs	(464,940)	(185,701)
Purchases of minerals in place	370,671	-
Sales of minerals in place	(954,039)	(330,401)
Net changes in prices and production costs	(116,325)	283,361
Accretion of discount	113,027	194,037
Sales of oil and gas produced, net of production costs	(186,482)	(411,365)
Development costs incurred during the period	464,939	356,463
Change in timing of estimated future production and other	37,122	197,959
Net change in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$356,279	$1,130,265

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2009, an evaluation was conducted by Daybreak management as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management in a manner to allow timely decisions regarding required disclosures.

Management (with the participation of our Chief Executive Officer and interim principal finance and accounting officer) determined that as of February 28, 2009, these disclosure controls and procedures are effective ensuring that information that is required to be disclosed by the Company in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal controls over financial reporting include those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and our Board of Directors; and

3)	provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control over financial reporting. Management identified the following material weakness that occurred during the year ended February 28, 2009:
  In December 2008, the Audit Committee of the Board of Directors determined that it was necessary to restate the Company’s financial statements for the fiscal year ended February 29, 2008, included in our Annual Report as filed on Form 10-KSB filed on May 27, 2008.

  This determination was made after consideration was given to a series of comments made by the Staff of the SEC regarding certain financial valuation and disclosure items in our Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  In response to comments and a review by the SEC, the Company determined that it should follow the guidance of Statement of Financial Accounting Standards No. 123R (“FAS 123R”) “Share-Based Payment” and related interpretations  and FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” in its accounting treatment of goodwill warrants offered by the Company in February 2008 to participants of certain private placement offerings (the “Warrants”) and recognize a non-cash general and administrative expense for the recordable valuation of the Warrants which resulted in an increase to the net loss of $934,521 on the Statement of Operations for the fiscal year ended February 29, 2008.
Solely as a result of the aforementioned material weakness, management has concluded that, as of February 28, 2009, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As a result of our evaluations described above, the Company is initiating the following changes described below in our internal control over financial reporting:
  we are developing an additional level of authoritative accounting resource and review to be used in the recognition of extraordinary non-cash transactions;
  additional training is being designed to reinforce existing resources;
  management is adding a further level of  oversight for approval of non-routine non-cash transactions, and we have engaged a third party to assist in efforts to document and test financial reporting controls.

Limitations

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

ITEM 9B.    OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers is described in the introductory pages of this Annual Report under the caption “Website / Available Information.”  The information required by Item 10 that relates to our directors and executive officers is incorporated by reference from the information appearing under the captions “Proposal Number 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 that relates to compensation of our principal executive officers and our directors is incorporated by reference from the information appearing under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 that relates to the ownership of securities by management and others is incorporated by reference from the information appearing under the caption “Security Ownership” in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 that relates to business relationships and transactions with our management and other related parties is incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions Between the Company and Management” in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 that relates to services provided by our registered public accounting firm and the fees incurred for services provided during fiscal years 2009 and 2008 is incorporated by reference from the information appearing under the captions “Fees Billed by Independent Public Accountants” in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01	Articles of Incorporation, as amended(1)
3.02	Amended and Restated Bylaws(2)
4.01	Specimen Stock Certificate(14)
4.02
Designations of Series A Convertible Preferred Stock (filed as Articles of Amendment to the Articles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006 and filed as part of Exhibit 3.01.)

4.03	Warrant for the purchase shares of common stock, March 2006 private placement(3)
4.04	Registration rights agreement, March 2006 private placement(3)
4.05	Warrant for the purchase shares of common stock, July 2006 private placement(4)
4.06	Registration rights agreement, July 2006 private placement(4)
4.07	Form of agreement whereby recipients of goodwill warrants waived rights under registration rights agreement associated with the Spring 2006 and the July 2006 private placement offerings.(14)
4.08	2009 Restricted Stock and Restricted Stock Unit Plan (5)
4.09	Form of Restricted Stock Award Agreement (5)
4.10	Form of Restricted Stock Unit Award Agreement (5)
10.01	Development agreement with Chicago Mill Joint Venture for Louisiana project(6)
10.02	Prospect review and non-competition agreement for California project(6)
10.03	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project(6)
10.04	Prospect review agreement for California project(6)
10.05	Development agreement with Vision Exploration for Krotz Springs 3D Prospect(6)
10.06	Subscription agreement and letter of investment intent, March 2006 private placement(3)
10.07	Pipeline license agreement for Tuscaloosa project in Louisiana (6)
10.08	Subscription agreement and letter of investment intent, July 2006 private placement(4)
10.09	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (7)
10.10	Farmout agreement with Monarch Gulf Exploration, Inc.(8)
10.11	Oil and gas lease with Anadarko E&P Company, L.P.(9)
10.12	Drilling contract with Energy Drilling for two wells in Louisiana (10)
10.13	Seismic Option Farmin Agreement with Chevron U.S.A. (11)
10.14	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (12)
10.15	Purchase and Sale Agreement with Lasso Partners, LLC(1)
10.16	Letter of Agreement to amend the Purchase and Sale Agreement with Lasso Partners, LLC(13)
10.17	Purchase of Tuscaloosa interest from Kirby Cochran (1)
10.18	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin)(1)
10.19	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe)(1)
10.20	Letter of Agreement on North Shuteston Assignment of Interest(1)
23.1	Consent of Huddleston & Co., Inc. (14)
23.2	Consent of Malone & Bailey, PC (14)
31.1	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32.1	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Previously filed as exhibit to Form 10-KSB filed on May 27, 2008, and incorporated by reference herein.
(2)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.
(3)	Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(4)	Previously filed as exhibit to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(5)	Previously filed as exhibit to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(6)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(7)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.
(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim principal finance and accounting officer
Date: May 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ DALE B. LAVIGNE
	James F. Westmoreland		Dale B. Lavigne
	Director/ President and Chief Executive Officer		Director / Chairman
	Date: May 27, 2009		Date: May 27, 2009

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ WAYNE G. DOTSON
	Timothy R. Lindsey		Wayne G. Dotson
	Director		Director
	Date: May 27, 2009		Date: May 27, 2009

By:	/s/ RONALD D. LAVIGNE	By:	/s/ JAMES F. MEARA
	Ronald D. Lavigne		James F. Meara
	Director		Director
	Date: May 27, 2009		Date: May 27, 2009