Form 10-Q
period 2009-05-31
DAYBREAK OIL & GAS INC
filed 2009-07-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

At July 13, 2009 the registrant had 46,979,899 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

3

Balance Sheets at May 31, 2009 and February 28, 2009 (Unaudited)

3

Statements of Operations for the Three Months Ended May 31, 2009 and 2008, and

from March 1, 2005 (Date of Inception of Exploration Stage) to May 31, 2009 (Unaudited)

4

Statements of Changes in Stockholders’ Equity (Unaudited)

5

Statements of Cash Flows for the Three Months Ended May 31, 2009 and 2008, and

from March 1, 2005 (Date of Inception of Exploration Stage) to May 31, 2009 (Unaudited)

7

Notes to Unaudited Financial Statements

9

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

25

Item 4 – Controls and Procedures

25

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

26

Item 1A – Risk Factors

26

Item 6 - Exhibits

26

SIGNATURES

27

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company, Date of Inception March 1, 2005) Balance Sheets - Unaudited
	As of May 31,	As of February 28,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$637,648	$2,282,810
Accounts receivable:
Oil and gas sales	100,110	17,636
Joint interest participants, net of allowance for doubtful accounts of $3,849	522,657	291,998
Receivables associated with assets held for sale, net of
allowance for doubtful accounts of $11,254	234,997	188,879
Assets held for sale	537,500	-
Prepaid expenses and other current assets	2,775	2,890
Total current assets	2,035,687	2,784,213
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, successful efforts method
Proved properties	472,857	356,280
Unproved properties	17,350
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $ 26,364
and $23,753	4,965	7,576
Assets held for sale	675,000	-
OTHER ASSETS	390,895	390,454
Total assets	$3,596,754	$3,538,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,221,584	$356,307
Liabilities associated with assets held for sale	14,450	-
Total current liabilities	1,236,034	356,307
OTHER LIABILITIES
Asset retirement obligation	29,605	20,011
Total liabilities	1,265,639	376,318
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized,
$0.001 par value, 6% cumulative dividends; 1,060,465 shares
issued and outstanding	1,061	1,061
Common stock- 200,000,000 shares authorized; $0.001 par value, 46,979,899
and 45,079,899 shares issued and outstanding respectively	46,981	45,081
Additional paid-in capital	22,082,526	22,047,360
Accumulated deficit	(736,035)	(736,035)
Deficit accumulated during the exploration stage	(19,063,418)	(18,195,262)
Total stockholders’ equity	2,331,115	3,162,205
Total liabilities and stockholders' equity	$3,596,754	$3,538,523

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company, Date of Inception March 1, 2005) Statements of Operations - Unaudited
	For the Three Months Ended
	May 31,		From Inception
			Through May 31,
	2009	2008	2009
REVENUE:
Oil and gas sales	$37,273	$10,712	$165,184

OPERATING EXPENSES:
Production costs	63,487	8,722	155,660
Exploration and drilling	37,465	85,423	3,521,233
Depreciation, depletion, amortization, and
impairment	307,876	7,939	2,180,926
Bad debt expense	74,383	-	401,090
General and administrative	431,178	443,497	13,046,345
Total operating expenses	914,389	545,581	19,305,254
OPERATING LOSS	(877,116)	(534,869)	(19,140,070)

OTHER INCOME (EXPENSE):
Interest income	1,958	2,871	155,238
Dividend income	-	358	39,493
Interest expense	(688)	(360)	(1,655,512)
Total other income (expense)	1,270	2,869	(1,460,781)

LOSS FROM CONTINUING OPERATIONS	(875,846)	(532,000)	(20,600,851)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations
(net of tax of $ -0-)	7,690	134,124	(2,523,387)
Gain from sale of oil and gas properties
(net of tax of $ -0-)	-	-	4,060,820
INCOME FROM DISCONTINUED
OPERATIONS	7,690	134,124	1,537,433
NET LOSS	(868,156)	(397,876)	(19,063,418)

Cumulative convertible preferred stock
dividend requirement	(48,113)	(54,626)	(648,645)
Deemed dividend - Beneficial conversion feature	-	-	(4,199,295)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(916,269)	$(452,502)	$(23,911,358)

NET INCOME (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.02)	$(0.01)
Income from discontinued operations	-	-
NET LOSS PER COMMON SHARE - Basic
and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	46,195,116	44,293,299

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company) Statements of Changes in Stockholders' Equity For the Period from Inception (March 1, 2005) through May 31, 2009
	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		During the
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

BALANCE, March 1, 2005 (Exploration
stage date of inception)	-	$-	18,199,419	$18,199	$709,997	$(736,035)	$-	$(7,839)

Issuance of common stock for:								-
Cash	-	-	4,400,000	4,400	1,083,100	-	-	1,087,500
Services	-	-	5,352,667	5,353	3,622,176	-	-	3,627,529
Oil and gas properties	-	-	700,000	700	411,300	-	-	412,000
Conversion of convertible debentures								-
and interest payable	-	-	806,135	806	200,728	-	-	201,534
Discount on convertible notes payable	-	-	-	-	1,240,213	-	-	1,240,213

Net loss	-	-	-	-	-	-	(4,472,041)	(4,472,041)

BALANCE, FEBRUARY 28, 2006	-	-	29,458,221	29,458	7,267,514	(736,035)	(4,472,041)	2,088,896

Issuance of common stock for:								-
Cash	-	-	8,027,206	8,027	5,180,230	-	-	5,188,257
Services	-	-	1,270,000	1,270	2,606,430	-	-	2,607,700
Oil and gas properties	-	-	222,500	223	528,527	-	-	528,750
Conversion of convertible debentures	-	-	2,049,303	2,049	1,022,473	-	-	1,024,522

Purchase and cancellation of common stock:	-	-	(150,000)	(150)	(149,850)	-	-	(150,000)

Issuance of preferred stock for:
Cash	1,399,765	1,400	-	-	3,624,804	-	-	3,626,204
Discount on convertible notes payable	-	-	-	-	25,000	-	-	25,000
Extension warrants on convertible notes
payable	-	-	-	-	119,283	-	-	119,283
Discount on preferred stock	-	-	-	-	4,199,295	-	-	4,199,295
Deemed dividend on preferred stock	-	-	-	-	(4,199,295)	-	-	(4,199,295)

Net loss	-	-	-	-	-	-	(8,392,030)	(8,392,030)

BALANCE, FEBRUARY 28, 2007	1,399,765	1,400	40,877,230	40,877	20,224,411	(736,035)	(12,864,071)	6,666,582

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company) Statements of Changes in Stockholders' Equity For the Period from Inception (March 1, 2005) through May 31, 2009, continued
	Series A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		During the
					Paid-In	Accumulated	Exploration
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Issuance of common stock for:								-
Cash	-	-	3,062,000	3,062	728,754	-	-	731,816
Services	-	-	10,000	10	4,491	-	-	4,501
Conversion of convertible debentures	-	-	37,169	38	27,840	-	-	27,878
Extension warrants on convertible notes
payable	-	-	-	-	60,973	-	-	60,973
Conversion of preferred stock	(102,300)	(102)	306,900	307	(205)	-	-	-

Issuance of goodwill warrants	-	-	-	-	934,521	-	-	934,521

Net loss	-	-	-	-	-	-	(5,200,694)	(5,200,694)
BALANCE, FEBRUARY 29, 2008	1,297,465	1,298	44,293,299	44,294	21,980,785	(736,035)	(18,064,765)	3,225,577

Issuance of common stock for:
Cash	-	-	60,000	60	14,640	-	-	14,700
Conversion of preferred stock	(237,000)	(237)	711,000	711	(474)	-	-	-
Other			15,600	16	(16)			-

Issuance of goodwill warrants	-	-	-	-	52,425	-	-	52,425
				-				-
Net loss	-	-	-	-		-	(130,497)	(130,497)
BALANCE, FEBRUARY 28, 2009	1,060,465	$1,061	45,079,899	45,081	22,047,360	(736,035)	(18,195,262)	3,162,205

Issuance of common stock for:
Services	-	-	1,900,000	1,900	13,933	-	-	15,833

Private placement expenses					10,442			10,442
Issuance of goodwill warrants					10,791			10,791
				-				-
Net loss	-	-	-	-		-	(868,156)	(868,156)
BALANCE, MAY 31, 2009	1,060,465	$1,061	46,979,899	$46,981	$22,082,526	$(736,035)	$(19,063,418)	$2,331,115

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company, Date of Inception March 1, 2005) Statements of Cash Flows - Unaudited

			From
			Inception
			March 1, 2005
	Three Months Ended		Through
	May 31,		May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,156)	$(397,876)	$(19,063,418)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	15,833	-	6,255,562
Gain on sale of oil and gas properties	-	-	(4,060,820)
Depreciation, depletion, and impairment expense	308,095	83,974	5,664,289
Exploration expense - dry wells	-	-	849,753
Bad debt expense	74,383	-	401,090
Non cash interest expense	-	-	1,470,051
Non cash interest and dividend income	(441)	(2,871)	(62,561)
Non cash general and administrative expense	21,233	-	1,008,179
Changes in assets and liabilities:
Investment in marketable securities	-	-	-
Accounts receivable - oil and gas sales	(89,209)	(201,713)	(536,085)
Accounts receivable - joint interest participants	(361,775)	175,933	(1,148,182)
Prepaid expenses and other current assets	115	18,797	(2,333)
Accounts payable and other accrued liabilities	(620,474)	(161,469)	329,535
Other assets	-	-	(77,177)
Net cash used in operating activities	(1,520,396)	(485,225)	(8,972,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of reclamation bond	-	-	(375,000)
Additions to note receivable	-	-	(800,000)
Additions to oil and gas properties	(124,766)	-	(9,757,156)
Purchase of fixed assets	-	-	(31,841)
Proceeds from sale of oil and gas properties	-	500,000	7,812,500
Proceeds from note receivable	-	-	800,000
Additions to oil and gas prepayments	-	4,782	77,174
Net cash provided by (used) in investing activities	(124,766)	504,782	(2,274,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of preferred stock, net	-	-	3,626,204
Proceeds from sales of common stock, net	-	15,000	7,022,273
Proceeds from related party notes payable	-	-	200,000
Proceeds from borrowings	-	-	1,035,520
Net cash provided by financing activities	-	15,000	11,883,997

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,645,162)	34,557	637,557

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,282,810	214,578	91

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$637,648	$249,135	$637,648

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC. (An Exploration Stage Company, Date of Inception March 1, 2005) Statements of Cash Flows – Unaudited, continued

				From
				Inception
				March 1, 2005
	Three Months Ended			Through
	May 31,			May 31,
	2009		2008	2009

CASH PAID FOR:
Interest	$688		$360	$58,361
Income taxes	-		-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Acquisition of additional working interest through
assumption of liability	$1,500,201	$		$1,500,201
Common stock issued for oil and gas properties	-		-	940,750
Common stock repurchased and cancelled	-		-	(150,000)
Common stock issued on conversion of convertible debentures
and interest	-		-	1,253,934
Discount on convertible notes payable	-		-	1,326,186
Extension warrants on convertible notes payable	-		-	119,283
Conversion of preferred stock to common stock	-		-	1,018

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

NOTES TO FINANCIAL STATEMENTS - Unaudited

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Originally incorporated as Daybreak Uranium, Inc. under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and gas exploration industry.  On October 25, 2005, the shareholders approved a name change to Daybreak Oil and Gas, Inc., (the “Company” or “Daybreak”) to better reflect the business of the Company.

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

Basis of Presentation

The accompanying unaudited interim financial statements and notes for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, they do not include all of the information and footnotes disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended February 28, 2009.

Exploration Stage Company

On March 1, 2005 (the inception date), the Company commenced oil and gas exploration and development activities. As of May 31, 2009, the Company has not achieved sustainable positive cash flow from its oil and gas operations.  Accordingly, the Company’s activities have been accounted for as those of an “Exploration Stage Enterprise” as set forth in SFAS No. 7, “Accounting for Development Stage Entities” (“SFAS No. 7”).  Among the disclosures required by SFAS No. 7 are that the Company’s financial statements be identified as those of an exploration stage company. In addition, the statements of operations, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.

The Company will continue to prepare its financial statements and related disclosures in accordance with SFAS No. 7 until such time as the Company’s oil and gas properties have generated significant and sustainable revenues.

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

•

The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties;

•

The valuation of unproved acreage and proved oil and gas properties to determine the amount of any impairment of oil and gas properties;

•

Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and

•

Estimates regarding abandonment obligations.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

NOTE 2 — GOING CONCERN

Financial Condition

The Company’s financial statements for the three months ended May 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since inception and has accumulated a deficit during the exploration stage of $19,063,418, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Implementation of plans to enhance the Company’s ability to continue as a going concern are underway.  On May 1, 2009, the Company signed an Exchange Option Agreement with a third party, which gave that third party the option to purchase a 25% working interest in the East Slopes project for $512,500 and commits to a payment in an amount equal to $700,000 to be payable out of production from (a) 25% of the net revenue from the Sunday #1 and Bear #1 wells and (b) 50% of the net revenue from all future wells.  The third party will also assign the Company a 25% working interest in 14,100 acres in Kern County, California that is immediately north of the Company’s East Slopes project area.  This sale was completed on June 11, 2009 with an effective date of May 1, 2009.  The Company continues to own its original 25% working interest in the project and plans to expand its developmental drilling program at a rate that is compatible with its cash flows.

On April 29, 2009, the Company signed an agreement to sell its interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The closing date for this sale will occur upon receiving final regulatory approval from the State of Alabama.  After this sale is complete, the Company will recover $250,000 in cash collateral that the Company had to post to secure an operator bond in Alabama.  In addition, the Company plans to secure additional debt or equity funding, if necessary.

The Company’s financial statements as of May 31, 2009 do not include any adjustments that might result from the inability to implement or execute its plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”) to amend SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased.  In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

In June 2008, FASB ratified EITF No. 07-05, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-05 became effective March 1, 2009, and the Company has determined that the adoption of this pronouncement did not have an impact on the Company’s operating results, financial position or cash flows.

In December 2008, the Securities and Exchange Commission (the “SEC”) released Final Rule, “Modernization of Oil and Gas Reporting.”  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, that the adoption of the pronouncement will have on the Company’s operating results, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (“GAAP”).  The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that is directed at auditors rather than entities.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 11 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

NOTE 4 — CONCENTRATION OF CREDIT RISK

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

At each of the Company’s three producing projects, there is only one buyer for the purchase of oil or gas production.  At May 31, 2009, three customers represented 100% of crude oil and natural gas sales receivable from all projects in aggregate.

In accordance with the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” a table disclosing the total amount of revenues from any single customer that exceeds 10% of total revenues follows:

				For the Quarter Ended May 31, 2009		For the Quarter Ended May 31, 2008
Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage
East Slopes	California	Oil	Plains Marketing	$ 36,653	64.0%	$ -	-

East Gilbertown Field	Alabama	Oil	Hunt Crude Oil Supply	$ 19,966	34.9%	$ 49,508	14.8%

NOTE 5 — ASSETS HELD FOR SALE

On June 11, 2009, the Company closed on the sale of a 25% working interest in its California (East Slopes) project to a third party.  Consequently, the related working interest amounts is presented as Assets held for sale in the balance sheet as of May 31, 2009. The excess of the net book value over the selling price ($287,701) was recorded as impairment loss in accordance with SFAS 144.

NOTE 6 — OIL AND GAS PROPERTIES

Oil and gas properties at May 31, 2009 and February 28, 2009 consisted of the following:

	May 31, 2009	February 28, 2009
Proved leasehold costs	$ 424,338	$ 299,571
Unproved leasehold costs	122,050	104,700
Costs of wells and development	1,881,463	1,881,463
Capitalized asset retirement costs	22,929	13,880
Total cost of oil and gas properties	2,450,780	2,299,614
Accumulated depletion, depreciation, amortization and impairment	(1,960,573)	(1,943,334)
Net Oil and Gas Properties	$ 490,207	$ 356,280

NOTE 7 — ACCOUNTS PAYABLE

During January 2009, the Company was notified by its non-Chevron working interest partners, including the project operator, that they could no longer financially continue in the East Slopes Project in California.  As a result, these partners defaulted on a portion of the financial obligation of their respective working interests for the drilling and completion costs of the four earning wells program and Daybreak assumed an additional 25% working interest in the project.  On March 1, 2009, the Company became the operator for both of the California project areas. Additionally, the Company then assumed the defaulting partners approximate $1.5 million liability from the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009 (see also Notes 2 and 5).

NOTE 8 — DISCONTINUED OPERATIONS

The Company finalized the disposal of two oil and gas properties during the year ended February 28, 2009.  The properties disposed of were the Tuscaloosa Project in Louisiana and the Saxet Deep Field in Texas.

On April 29, 2009, the Company signed an agreement to sell its interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The sale closing is awaiting final regulatory approval from the State of Alabama.

The following tables present the revenues and expenses related to the above projects for the three months ended May 31, 2009 and May 31, 2008, and from inception through May 31, 2009.  Prior period income statement amounts applicable to the above projects have been reclassified and included under Income (loss) from discontinued operations.

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	From Inception through May 31, 2009
Oil and gas sales revenue – Tuscaloosa Project	$ -	$ 234,473	$ 1,484,762
Cost and Expenses	(-)	(106,829)	(3,438,592)
Income (loss) from discontinued operations	$ -	$ 127,644	$ (1,953,830)

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	From Inception through May 31, 2009
Oil and gas sales revenue – Saxet Deep Field	$ -	$ 38,730	$ 403,307
Cost and expenses	(-)	(58,814)	(885,608)
Income (loss) from discontinued operations	$ -	$ (20,084)	$ (482,301)

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	From Inception through May 31, 2009
Oil sales revenue – East Gilbertown	$ 41,619	$ 49,508	$ 398,563
Cost and expenses	(33,929)	(22,944)	(485,819)
Income (loss) from discontinued operations	$ 7,690	$ 26,564	$ (87,256)

NOTE 9 — SERIES A CONVERTIBLE PREFERRED STOCK

The Company has designated 2,400,000 shares of the authorized 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Stock”), with a $0.001 par value.  The Series A Stock can be converted by the shareholder at any time into three shares of the Company’s common stock.  As of May 31, 2009, there have been 339,300 shares of Series A Stock converted by 22 shareholders into 1,017,900 shares of the Company’s common stock.

NOTE 10 — SERIES A CONVERTIBLE PREFERRED STOCK DIVIDEND

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

The table below details the cumulative dividends for each fiscal year since issuance and the interim three months of the current fiscal year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$153,936
Year Ended February 29, 2008	90	237,741
Year Ended February 28, 2009	78	208,855
Three Months Ended May 31, 2009	78	48,113
Total Accumulated Dividends		$648,645

NOTE 11 — WARRANTS

Warrants outstanding and exercisable as of May 31, 2009 are:

		Exercise	Remaining	Exercisable Warrants
Description	Warrants	Price	Life (Years)	Remaining
Spring 2006 Common Stock Private Placement	4,013,602	$2.00	2.00	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	4.00	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	4.00	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	2.25	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	4.25	419,930
Convertible Debenture Term Extension	150,001	$2.00	2.50	150,001
Convertible Debenture 2nd Term Extension	112,000	$0.53	0.25	112,000
Convertible Debenture 3rd Term Extension	90,000	$0.25	0.50	90,000
Spring 2006 PP Goodwill Warrants	3,227,934	$0.65	0.75	3,227,934
July 2006 PP Goodwill Warrants	1,250,264	$0.65	0.75	1,250,264
Placement Agent Warrants January 2008 PP	39,550	$0.25	1.75	39,550
	13,306,893			13,306,893

For the three months ended May 31, 2009, no warrants were issued or exercised. As of May 31, 2009 and February 28, 2009, there were 13,306,893 warrants issued and outstanding.  The intrinsic value of all warrants at May 31, 2009 was $-0-.

NOTE 12 — RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN

On April 6, 2009, the Board of Directors (the “Board”) of Daybreak approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”) allowing the executive officers, directors, consultants and employees of the Company and its affiliates to be eligible to receive restricted stock and restricted stock units awards.  Subject to adjustment, the total number of shares of the Company’s Common Stock that will be available for the grant of Awards under the 2009 Plan may not exceed 4,000,000 shares; provided, that, for purposes of this limitation, any stock subject to an Award that is forfeited in accordance with the provisions of the Plan will again become available for issuance under the Plan.

On April 6, 2009, the compensation committee of the board of directors approved awards of restricted shares of common stock of the Company to James F. Westmoreland, President and Chief Executive Officer of the Company and Timothy R. Lindsey, former interim President and Chief Executive Officer of the Company of 500,000 each (the “Restricted Shares”).  The Restricted Shares were granted pursuant to the 2009 Plan and vest over three years at a rate of 33 1/3% each year.

On April 6, 2009, the compensation committee of the board of directors approved awards of restricted shares of common stock of the Company to five non-employee directors.  A total of 900,000 Restricted Shares were granted pursuant to the 2009 Plan and vest in three annual increments or upon the retirement of the Director from the Board.

NOTE 13 — INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	May 31, 2009	May 31, 2008
Computed at U.S. and State statutory rates (40%)	$ (347,262)	$ (159,150)
Permanent differences	8,611	1,950
Changes in valuation allowance	338,651	157,200
Total	$ -	$ -

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	May 31, 2009	February 28, 2009
Deferred tax assets:
Net operating loss carryforwards	$ 4,471,873	$ 4,130,040
Oil and gas properties	206,730	216,245
Stock based compensation	6,333	-
Less valuation allowance	(4,684,936)	(4,346,285)
Total	$ -	$ -

At May 31, 2009, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $11,179,683 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased approximately $338,651 for the three months ended May 31, 2009 and increased by $26,465 for the year ended February 29, 2009. Section 382 Rule will place annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities.  While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of May 31, 2009.  There can be no assurance, however that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Some statements contained in this 10-Q report relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact.  All statements other than statements of historical facts contained in this MD&A report are inherently uncertain and are forward-looking statements.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:

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

•

Risks associated with oil and natural gas exploration and development activities,

•

Competition for raw materials and customers in the oil and natural gas industry,

•

Technological changes and developments in the oil and natural gas industry, and

•

Regulatory uncertainties and potential environmental liabilities.

The following MD&A is management’s assessment of the historical financial and operating results of the Company and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended February 28, 2009.  Unless otherwise noted, all of our discussion refers to our continuing operations in the California and Louisiana locations.

Introduction and Overview

The following discussion of our results of operations for the three month periods ended May 31, 2009 and May 31, 2008 and of our financial condition as of May 31, 2009, should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q and with the Company’s latest audited financial statements as reported in its Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

Plan of Operation

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses.

During the year ended February 28, 2009, and throughout the current quarter, we experienced volatile oil and gas prices that were affected by many factors outside of our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Reduced demand for energy caused by the current recession has resulted in a significant deterioration in oil and gas prices, which in turn has led to a significant reduction in drilling activity throughout the oil and gas industry.  While the prices we pay for field services have declined as a result of reduced demand for those services, the decline in these prices is generally lagging behind the declines in oil and gas prices.

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently in the process of developing a multi-well oilfield project in California.  To date in California, we have drilled two successful exploratory wells and two developmental wells as well as two non-commercial wells.

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

Our working capital (current assets minus current liabilities) and current ratio (current assets divided by current liabilities) are as follows:

	May 31, 2009	February 28, 2009
Current Assets	$ 2,035,687	$ 2,784,213
Current Liabilities	1,236,034	356,307
Working Capital	$ 799,653	$ 2,427,906

Current Ratio	1.65	7.81

While the working capital and current ratio are important in looking at the financial health of a business, numerous other factors may also affect the liquidity and capital resources of a company.

The changes in our capital resources at May 31, 2009 compared with February 28, 2009 are:

	May 31, 2009	February 28, 2009	Increase (Decrease)	Increase (Decrease)
Cash	$ 637,648	$ 2,282,810	$ (1,645,162)	-72.1%
Current Assets	$ 2,035,687	$ 2,784,213	$ (748,526)	-26.9%
Total Assets	$ 3,596,754	$ 3,538,523	$ 58,231	1.6%
Current Liabilities	$ 1,236,034	$ 356,307	$ 879,727	246.9%
Total Liabilities	$ 1,265,639	$ 376,318	$ 889,321	236.3%
Working Capital	$ 799,653	$ 2,427,906	$ (1,628,253)	-67.1%

Our working capital decreased $1,628,253, from $2,427,906, as of February 28, 2009 to $799,653 as of May 31, 2009.  This decrease was principally due to our acquisition of an additional 25% working interest in California in addition to becoming the Operator of the project. In the acquisition of the additional 25% working interest we assumed an approximate $1.5 million default from some of our working interest partners. We continue to own our original 25% working interest in the California project.

Our business is capital intensive.  Our ability to grow is dependent upon favorably obtaining outside capital and generating cash flows from operating activities necessary to fund our investment activities.  As of May 31, 2009, we have not yet demonstrated the ability to generate significant and sustainable cash flow from producing wells developed as a result of our prior exploration and development activities.

During the three months ended May 31, 2009, we reported an operating loss of approximately $877,000 as compared with an operating loss of approximately $535,000 from the comparative three month period in the prior year. This larger net operating loss of $342,000 is due to the recognition of bad debt expense related to the default and settlement of a lawsuit against one of our working interest partners in the Krotz Springs project in Louisiana and the recognition of an impairment loss of approximately $287,700 on the additional 25% working interest acquired from certain defaulting working interest partners. We continue to own our original 25% working interest in this project. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful exploration and development activities and our ability to seek and secure capital from exterior sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

For the last two years, we have been working to reposition Daybreak to better meet our corporate goals and objectives by selling our Tuscaloosa Project in Louisiana, our Saxet Deep Field in Texas and our East Gilbertown Field project in Alabama.  These actions have allowed us to move forward with our drilling and exploration program in California.

Cash Flows

Our sources of funds in the past have included the debt or equity markets and, while we have had cash flow from operations, we have not yet established sustainable positive cash flow from those operations. We may again have to rely on the debt or equity markets to fund future operations.  Our business model is focused on acquiring exploration or development properties and also acquiring existing producing properties.  Our ability to generate future revenues and operating cash flow will depend on successful exploration and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

The net funds provided by and used in each of our operating, investing and financing activities are summarized in the following table:

	May 31, 2009	May 31, 2008	Increase (Decrease)	Increase (Decrease)
Net cash used in operating activities	$ (1,520,396)	$ (485,225)	$1,035,171	213.3%
Net cash provided by investing activities	$ (124,766)	$ 504,782	$ (629,548)	-124.7%
Net cash provided by financing activities	$ -	$ 15,000	$ (15,000)	-100.0%

Cash Flow Used in Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves.  For the three months ended May 31, 2009, we had a negative cash flow from operating activities of $1,520,396, in comparison to a negative cash flow of $485,225 for the three months ended May 31, 2008. This change was primarily the result of our acquiring an additional 25% working interest in California as well as becoming the operator of the project. As part of that acquisition, we assumed an approximate $1.5 million default from certain working interest partners.  An impairment of approximately $287,700 was recognized in the acquisition of that additional 25% working interest. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by Investing Activities

Cash provided by investing activities decreased by $629,548 for the three months ended May 31, 2009, in comparison to the three months ended May 31, 2008. This change was primarily from the receipt of sale proceeds on the sale of our Tuscaloosa property in the prior comparative period.

Cash Flow Provided by Financing Activities

Cash provided by financing activities decreased by $15,000 for the three months ended May 31, 2009, in comparison to the three months ended May 31, 2008. This change is due to no financing activity in the first three months ended May 31, 2009.

A major source of funds for Daybreak in the past has been through the debt or equity markets.  Since we have currently been unable to establish sustained, profitable oil and gas operations this may also have to be a source of funds in the future.  Our business model is focused on acquiring exploration and developmental properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of profitable oil and gas producing properties, which will very likely require us to continue to raise equity or debt capital from sources outside of the Company.

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

Changes in Financial Condition and Results of Operations

Quarterly Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations and investments.  Our cash balances were $637,648 and $249,135 for the three months ended May 31, 2009 and May 31, 2008, respectively.

The cash balance declined $1,645,162 during the last three months from $2,282,810 at February 28, 2009 to a balance of $637,648 at May 31, 2009.  This decrease was primarily due to our acquisition of an additional 25% working interest in our California project as well as our becoming Operator in our California project. As part of that acquisition, we assumed an approximate $1.5 million default from certain defaulting working interest partners. We continue to own our original 25% working interest in the project.

As an exploration stage company, our expenditures consist primarily of exploration and drilling costs, geological and engineering services, acquiring mineral leases, and travel.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other general and administrative (“G&A”) expenses, which we have incurred in order to address necessary organizational activities.

Quarterly Net Gain (Loss)

Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing to sustain our operations.  A net loss of $868,156 was reported for the three months ended May 31, 2009, as compared to a net loss of $397,876 from the same period of the prior year.  This increase of $470,280 in the net loss was due to: (1) higher production costs in the current period than in the comparable period; (2) the recognition of bad debt expense from the settlement of the default of a working interest partner in Louisiana in the current period; (3) the timing of some G&A expenses from both the current and comparative three month periods and (4) the recognition of income from discontinued operations in the prior period; and (5) the recognition of an impairment of approximately $287,700 on the 25% working interest that we acquired from certain defaulting working interest partners in our East Slopes project in California in the current period.

The chart below shows the corresponding net loss for previous accounting periods by quarter for the last two fiscal years.

There is no assurance that we will ever achieve sustained profitability.  Failure to achieve sustained profitability could cause any equity investment in the Company to become substantially impaired in value.

Three Months Ended May 31, 2009 compared to the Three Months Ended May 31, 2008 - Continuing Operations

The following discussion compares our results for the three month periods ended May 31, 2009 and May 31, 2008.  These results cover our continuing operations at the East Slopes project in California and the Krotz Springs Field project in Louisiana.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and gas production from our producing wells.  We realized our first revenues from producing wells in May 2007.  Prior to that date, we had no revenues from continuing operations.

For the three months ended May 31, 2009, total oil and gas revenues from continuing operations increased by $26,560, or 247%, compared to the three months ended May 31, 2008.  This increase in revenue was the result of two wells in California being brought into production and higher average oil prices.  The first sales from the Sunday #1 well occurred in late February 2009 and first sales for the Bear #1 well occurred in late May, 2009.  Overall production on a Barrel of Oil Equivalent (“BOE”) basis increased by 624 barrels, or 219%, as compared to the same period from the prior year.  We recorded revenues from our interests in three producing wells from continuing operations for the three months ended May 31, 2009.  A table of our revenues for the three months ended May 31, 2009 compared to the three months ended May 31, 2008 follows:

	Three Months Ended	Three Months Ended
	May 31, 2009	May 31, 2008
California – East Slopes	$ 36,653	$ -
Louisiana – Krotz Springs	620	10,712
Total Revenues	$ 37,273	$ 10,712

The Krotz Springs well project in Louisiana began commercial production in May 2007. Well revenue from Krotz Springs decreased by $10,092, or 94%, compared to the three months ended May 31, 2008.  This decline in revenues was due to lower production levels as a result of reservoir depletion in the current productive zone.  The average sale price on a BOE basis was $5.34, which was $32.42, or 85.9%, lower than the same period in the prior fiscal year.  This change was due to a decline in oil revenue. Krotz Springs revenue represented 1.66% of total revenues from continuing operations for the three months ended May 31, 2009.  The Krotz Springs well depleted during the quarter.  No further plans are being made to place this well back on production.

Costs and Expenses.  Total operating expenses increased by $368,808, compared to the same three months from the prior year.  Significant increases occurred in the exploration and drilling, the depreciation, depletion, amortization (“DD&A”) and impairment, and bad debt expense categories. Operating expenses incurred by the Company include production costs associated directly with the generation of oil and gas revenues, severance taxes; well workover projects; exploration costs including geological and geophysical costs as well as leasehold maintenance costs and dry hole expenses; DD&A and impairment of equipment costs, proven reserves and property costs; and  G&A expenses, including legal and accounting expenses, director and management fees, investor relations and travel expenses.  A table of our costs and expenses for the three months ended May 31, 2009 compared to the three months ended May 31, 2008 follows:

	Quarter Ended	Quarter Ended
	May 31, 2009	May 31, 2008
Production Costs	$ 63,487	$ 8,722
Exploration Costs	37,465	85,423
Depreciation, Depletion, Amortization & Impairment	307,876	7,939
Bad debt expense	74,383	-
General & Administrative	431,178	443,497
Total Operating Expenses	$ 914,389	$ 545,581

Production costs increased $54,765, compared to the same three months of the prior year.  The increase in costs relates directly to the production in California.  These production costs are higher because of the lack of electrical service and the need to use rental equipment for temporary production facilities.  We are working as quickly as possible to lower the production costs through the installation of both electrical service to the area and the installation of permanent production facilities for our California project.  Once these two goals are achieved, we feel that the production costs in California will drop substantially. These production costs represented 6.9% of total operating expenses from continuing operations for the three months ended May 31, 2009.

Exploration expenses decreased $47,958, compared to the same three months of the prior year.  This decrease relates directly to lower geological and geophysical costs (“G&G”) for the three months ended May 31, 2009 than the three months in the prior comparative period.  These costs represented 4.1% of total operating expenses from continuing operations for the three months ended May 31, 2009.

DD&A and impairment expenses increased $299,937, compared to the same three months of the prior comparative period.  This increase relates directly to our acquisition of an additional 25% working interest from certain defaulting working interest partners in our California project. An impairment of approximately $287,700 was recognized in the acquisition of that additional 25% working interest. Additionally our overall production increased due to the California project having producing wells for the three months ended May 31, 2009.  These costs represented 33.7% of total operating expenses from continuing operations for the three months ended May 31, 2009.

Bad debt expense of $74,383 was incurred for the three months ended May 31, 2009 because of the final write-off of a receivable on the Krotz Springs project from a working interest partner who defaulted in the project. This cost represented 8.1% of total operating expenses from continuing operations for the three months ended May 31, 2009.

G&A costs decreased $12,319, or 2.8%, compared to the same three months of the prior year.  Legal costs, a component of G&A, increased $6,102, or 16%, primarily due to the costs of implementing our Company Stock Plan and ongoing SEC compliance. Stock issuance recognition costs of $15,833 to officers and directors were included in G&A costs.  G&A costs represented 47.2% of total operating costs for the three months ended May 31, 2009.

Interest and dividend income decreased $1,271, compared to the three months ended May 31, 2008, due to lower average cash and cash equivalent balances and lower interest rates.

Due to the nature of our business, as well as the relative immaturity of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter to quarter and year to year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense and impairment costs will depend upon the factors cited above.  G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

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

Drilling of the four earning wells commenced in November 2008 and was completed in March 2009.  Two successful wells were drilled, the Sunday #1 and the Bear #1.  The Sunday #1 well, which encountered 20 feet of oil pay in the Vedder sand at 2,000 feet, was completed in January 2009.  It initially produced 50 BOPD at approximately 14.7º API gravity into temporary production facilities.  The Bear #1 well encountered 26 feet of oil pay in the Vedder sands at 2,200 feet and tested at 50 BOPD.  Permanent production facilities are being engineered and constructed to facilitate oil production from both wells.  A development drilling program has been initiated in the Sunday area where two successful development wells have been drilled to date.  Both wells are currently being completed.  Further exploration will continue following the completion of the development program later in 2009.  We plan to spend approximately $1,000,000 in new capital investments within the Chevron AMI in the upcoming twelve months.

During January 2009, Daybreak was notified by certain working interest partners, including the project operator, that they could no longer financially continue in the project.  As a result, these partners defaulted on a portion of the financial obligation of their respective working interests and we acquired the remaining working interest for the drilling and completion of the initial four earning wells. We also acquired the defaulting partners’ 25% working interest in the production costs of the Sunday #1 well and Bear #1 well. As a part of this acquisition of additional working interest, we assumed an approximate $1.5 million liability.  On March 1, 2009, Daybreak became the operator of the project.

On May 1, 2009, we signed an Exchange Option Agreement with a third party, which gave that third party the option to purchase a 25% working interest for $512,500 and commits to a payment in an amount equal to $700,000 to be payable out of production from (a) 25% of the net revenue from the Sunday #1 and Bear #1 wells and (b) 50% of the net revenue from all future wells.  The third party will also assign the Company a 25% working interest in 14,100 acres in Kern County, California that is immediately north of the Company’s East Slopes project area.  This sale was completed on June 11, 2009, and we continue to own our original 25% working interest in this project.

Tulare County, California.  The Expanded AMI Project is also located in the San Joaquin Basin in Tulare County and is a separate project area from the East Slopes Project in Kern County. Since 2006, Daybreak and its partner have leased approximately 9,000 acres.  Three prospect areas have been identified to the north of the Chevron AMI area in Kern County.  A 3-D seismic survey will have to be obtained over the prospect area before any exploration drilling can be done.  As part of the default settlement with respect to the Krotz Springs Field project, we were assigned the interest owned by our partner in this area.  After the closing of the sale to the above mentioned third party, we will have a 50% working interest in this project area.  We anticipate spending $50,000 in the next fiscal year on lease rentals and brokerage fees.

Louisiana (Krotz Springs Project)

St. Landry Parish.  The Krotz Springs well produces natural gas from a Cockfield Sands reservoir. In December 2008, we participated in the installation of a gas lift system.  The gas lift system did not increase the gas production from the current producing reservoir and currently the well is shut in.  We will attempt to farm out our interest in this property.  We do not anticipate any further capital spending on this property.  Because of the current low prices for gas and oil, we have fully impaired our capitalized cost in this property.

Three Months Ended May 31, 2009 compared to the Three Months Ended May 31, 2008 -

Discontinued Operations

Alabama (East Gilbertown Field)

On April 29, 2009, the Company signed an agreement to sell its interest in the East Gilbertown Field to a third party for $50,000 and other considerations.  The closing of the sale is awaiting final regulatory approval from the State of Alabama.  Prior period income statement amounts applicable to the East Gilbertown Field have been reclassified and included under Income (loss) from discontinued operations.

The following tables present the revenues and expenses related to the East Gilbertown Field for the three months ended May 31, 2009 and May 31, 2008, and from inception through May 31, 2009.

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	From Inception through February 28, 2009
Oil sales revenues – East Gilbertown	$ 41,619	$ 49,508	$ 398,563
Cost and expenses	(33,929)	(22,944)	(485,819)
Income (loss) from discontinued operations	$ 7,690	$ 26,564	$ (87,256)

Summary

We may obtain the funds for any future development activities through various methods, including bank debt, issuing of equity or debt securities or obtaining joint venture partners.  Raising additional funds by issuing common or preferred stock would further dilute our existing stockholder base.  No assurances can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Off-Balance Sheet Arrangements

As of May 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2009, an evaluation was conducted by Daybreak management, including our Chief Executive and interim principal finance and accounting officer,  as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management including our Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2009.

Changes in Internal Control over Financial Reporting

As a result of our evaluation of our Internal Controls over Financial Reporting that was conducted for the year ended February 28, 2009 determining that our internal controls were not effective as of February 28, 2009, which is more fully described in our Annual Report on Form 10-K for the year ended February 28, 2009, the Company has initiated the following changes described below in our internal control over financial reporting:

•

we are developing an additional level of authoritative accounting resource and review to be used in the recognition of extraordinary non-cash transactions;

•

additional training is being designed to reinforce existing resources;

•

management is adding a further level of  oversight for approval of non-routine non-cash transactions; and

•

we have engaged a third party to assist in efforts to document and test financial reporting controls.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In a lawsuit filed in January 2008 in East Baton Rouge Parish, in the State of Louisiana, in the 19th Judicial District Court, the Company instituted legal action against California Oil and Gas Company (“COGC”), a 25% working interest participant, for their default in meeting the financial commitments in the drilling and completion of the KSU #59 well in Louisiana.  On November 17, 2008, the Company requested a summary judgment against COGC and on December 9, 2008, a written order for summary judgment against COGC was entered by the court.  On March 2, 2009 COGC assigned its undeveloped interest in the Dyer Creek and S.E. Edison Projects in Kern County California and undeveloped leases in Tulare County California, along with COGC interest in the Krotz Springs Field, to satisfy the judgment.  As of May 31, 2009, the Company had received $166,891 from the net production revenue in the Krotz Springs Field in partial satisfaction of the debt.  Receivables from COGC that were deemed to be uncollectable amounting to $74,383 were written off during the three months ended May 31, 2009.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.2 (1)

Exchange Option Agreement with O&G Energy Partners and San Joaquin Investments, Inc.

31.1 (2)

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Previously filed as exhibit to Form 8-K on June 16, 2009, and incorporated by reference herein.

(2)

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By: /s/ JAMES F. WESTMORELAND

     James F. Westmoreland, its

     President, Chief Executive Officer and interim

     Principal Finance and Accounting Officer

Date:  July 15, 2009