Form 10-Q
period 2009-08-31
DAYBREAK OIL & GAS INC
filed 2009-10-13
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _____________

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
☐ Yes ☑ No

At October 9, 2009 the registrant had 47,629,899 outstanding shares of $0.001 par value common stock.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.
Balance Sheets - Unaudited

	As of August 31, 2009	As of February 28, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,529	$2,282,810
Accounts receivable:
Oil and gas sales	163,352	17,636
Joint interest participants, net of allowance for doubtful accounts of $6,155	759,209	291,998
Receivables associated with assets held for sale, net of allowance for doubtful accounts of $11,254	301,359	188,879
Production revenue receivable	250,000	—
Prepaid expenses and other current assets	4,557	2,890

Total current assets	1,608,006	2,784,213
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, successful efforts method
Proved properties	614,524	356,280
Unproved properties	17,350	—

VEHICLES AND EQUIPMENT, net of accumulated depreciation of $28,975 and $23,753 respectively	2,355	7,576
Production revenue receivable - long term	450,000	—
OTHER ASSETS	398,602	390,454

Total assets	$3,090,837	$3,538,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,147,887	$356,307
Liabilities associated with assets held for sale	25,655	—

Total current liabilities	1,173,542	356,307

OTHER LIABILITIES
Asset retirement obligation	35,987	20,011

Total liabilities	$1,209,529	$376,318

COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 1,060,465 shares issued and outstanding	1,061	1,061
Common stock- 200,000,000 shares authorized; $0.001 par value, 47,629,899 and 45,079,899 shares issued and outstanding respectively	47,631	45,081
Additional paid-in capital	22,103,090	22,047,360
Accumulated deficit	(20,270,474)	(18,931,297)

Total stockholders’ equity	1,881,308	3,162,205

Total liabilities and stockholders’ equity	$3,090,837	$3,538,523

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Operations - Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,

	2009	2008	2009	2008

REVENUE:
Oil and gas sales	$130,147	$29,024	$167,420	$39,736

OPERATING EXPENSES:
Production costs	134,958	(14,653)	198,445	18,296
Exploration and drilling	66,460	158,921	103,925	244,344
Depreciation, depletion, amortization, and impairment	44,709	18,402	352,585	36,054
Bad debt expense	2,306	—	76,689	—
General and administrative	410,819	420,226	844,150	863,723

Total operating expenses	659,252	582,896	1,575,794	1,162,417

OPERATING LOSS	(529,105)	(553,872)	(1,408,374)	(1,122,681)

OTHER INCOME (EXPENSE):
Interest income	7,911	4,236	9,869	7,465
Dividend income	—	—	—	—
Interest expense	(76)	(3)	(764)	(363)

Total other income (expense)	7,835	4,233	9,105	7,102

LOSS FROM CONTINUING OPERATIONS	(521,270)	(549,639)	(1,399,269)	(1,115,579)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of tax of $ -0-)	50,249	11,102	60,092	179,166
Gain from sale of oil and gas properties (net of tax of $ -0-)	—	3,993,441	—	3,993,441

INCOME FROM DISCONTINUED OPERATIONS	50,249	4,004,543	60,092	4,172,607

NET LOSS	(471,021)	3,454,904	(1,339,177)	3,057,028

Cumulative convertible preferred stock dividend requirement	(51,289)	(55,284)	(102,578)	(108,556)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(522,310)	$3,399,620	$(1,441,755)	$2,948,472

NET INCOME (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Income from discontinued operations	—	0.09	—	0.09
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$0.08	$(0.03)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	47,311,964	44,683,419	46,763,866	44,567,319

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Cash Flows - Unaudited

	Six Months Ended August 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,339,177)	$3,057,028
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	36,604	—
Gain on sale of oil and gas properties	—	(3,993,441)
Depreciation, depletion, and impairment expense	353,030	105,317
Bad debt expense	76,689	—
Non cash interest and dividend income	(8,148)	(3,459)
Non cash general and administrative expense	21,676	—
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(174,296)	(162,045)
Accounts receivable - joint interest participants	(648,888)	393,829
Prepaid expenses and other current assets	(1,667)	20,942
Accounts payable and other accrued liabilities	(623,338)	(182,468)

Net cash used in operating activities	(2,307,515)	(764,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities, net	—	(2,853,718)
Purchase of reclamation bond	—	(100,000)
Additions to oil and gas properties	(358,266)	(2,840)
Proceeds from sale of oil and gas properties	512,500	5,812,500
Additions to oil and gas prepayments	—	4,782

Net cash provided by investing activities	154,234	2,860,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net	—	14,700

Net cash provided by financing activities	—	14,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,153,281)	2,111,127

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,282,810	59,133

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,529	$2,170,260

CASH PAID FOR:
Interest	$764	$363

SUPPLEMENTAL CASH FLOW INFORMATION:
Acquisition of additional working interest through assumption of liability	$1,500,201	$—

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

Originally incorporated as Daybreak Uranium, Inc. under the laws of the State of Washington on March 11, 1955, the Company was organized to explore for, acquire, and develop mineral properties in the Western United States. During 2005, management of the Company decided to enter the oil and gas exploration industry. On October 25, 2005, the shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc., (the “Company” or “Daybreak”) to better reflect the business of the Company.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended February 28, 2009.

Exploration Stage Company

On March 1, 2005 (the inception date), the Company commenced oil and gas exploration and development activities. As of August 31, 2009, the Company’s management believes that the Company has emerged from its development stage status due to the production and revenue generated by its California oil and gas properties and as such will no longer be presenting the additional financial disclosure category “Inception to Date” that is set forth in SFAS No. 7, “Accounting for Development Stage Entities” (“SFAS No. 7”) in its statements of operations, stockholders’ equity and cash flows.

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

NOTE 2 — GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended August 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses since inception and as of August 31, 2009 has an accumulated deficit of $20,270,474, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Implementation of plans to enhance the Company’s ability to continue as a going concern are underway. The Company is continuing its strategy to develop the East Slopes Project in California through existing cash flow. Additionally, the Company is pursuing the sale of its interest in the East Gilbertown Field in Alabama. Upon receiving final regulatory approval from the State of Alabama for the change of the operator in the East Gilbertown Field, the Company would recover $250,000 in cash collateral which the Company posted to secure an operator-bond in Alabama. Also, the Company plans to seek additional debt or equity funding, if necessary.

The Company’s financial statements as of August 31, 2009 do not include any adjustments that might result from the inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued FAS No. 168, “The Financial Accounting Standards Board Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). FAS 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the Financial Accounting Standards Board Accounting Standards Codification as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which any entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and applies prospectively. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows of the Company. The Company evaluated all events and transactions after August 31, 2009 through October 9, 2009, the date these financial statements were issued. During this period, the Company did not have any recognizable or non-recognizable subsequent events.

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

At each of the Company’s two producing projects, there is only one or two buyers for the purchase of oil or gas production. At August 31, 2009, three customers represented 100% of crude oil and natural gas sales receivable from all projects in the aggregate.

In accordance with the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” a table disclosing the total amount of revenues from any single customer that exceeds 10% of total revenues follows:

				Three Months Ended August 31, 2009		Three Months Ended August 31, 2008

Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

East Slopes	California	Oil	Plains Marketing	$129,665	84.5%	$—	—
East Gilbertown Field	Alabama	Oil	Hunt Crude Oil Supply	$23,239	15.1%	$52,652	49.7%

				For the Six Months Ended August 31, 2009		For the Six Months Ended August 31, 2008

Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

East Slopes	California	Oil	Plains Marketing	$166,318	79.0%	$—	—
East Gilbertown Field	Alabama	Oil	Hunt Crude Oil Supply	$43,205	20.5%	$102,160	49.9%

NOTE 5 — OIL AND GAS PROPERTIES

On June 11, 2009, the Company closed on the sale of the additional 25% working interest in its East Slopes project, which was acquired from the default of its Canadian company partners, to a group of three Texas companies. The terms of the sale agreement called for a cash payment of $512,500 and a production revenue payment equal to $700,000. The Company continues to own its original 25% working interest in the project. The excess of the net book value over the selling price (approximately $232,000) was recorded as an impairment loss in accordance with SFAS 144.

During the quarter ended August 31, 2009, the Company agreed to an upfront payment on a portion of the production revenue due from one of the three Texas entities that acquired an interest in the Company’s East Slopes project. This agreement reduced production revenue receivable – long term by $225,000 and increased production revenue receivable (short term) by the same amount. This upfront payment was received by the Company on September 25, 2009.

NOTE 6 — ACCOUNTS PAYABLE

During January 2009, the Company was notified by its non-Chevron working interest partners, including the project operator, that they could no longer financially continue in the East Slopes Project in California. As a result, these partners defaulted on a portion of the financial obligation of their respective working interests for the drilling and completion costs of the four earning wells program and the Company assumed an additional 25% working interest in the project. On March 1, 2009, the Company became the operator for both of the California project areas. Additionally, the Company then assumed the defaulting partners approximate $1.5 million liability from the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the 25% working interest on June 11, 2009 (see Note 5). Approximately $631,784 of the $1.5 million default remains unpaid and is included in the August 31, 2009 accounts payable balance.

NOTE 7 — DISCONTINUED OPERATIONS

During the year ended February 28, 2009, the Company finalized the disposal of two oil and gas properties, the Tuscaloosa Project in Louisiana during the first quarter; and, the Saxet Deep Field in Texas during the fourth quarter. There is no comparative information presented for the Tuscaloosa project for the quarter ended August 31, 2008 since the property was disposed of during the quarter ended May 31, 2008.

The Company is actively pursuing efforts to sell its interest in the East Gilbertown Field in Alabama. In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), net results of operations for the East Gilbertown Field are presented on the Statement of Operations in the caption “Discontinued Operations”.

The following tables present the revenues and expenses related to the above projects for the three month and six month periods ended August 31, 2009 and August 31, 2008. Prior period income statement amounts applicable to the above projects have been reclassified and included under Income (loss) from discontinued operations. The cost and expense information for both the three month and six month presentations of the current year for the East Gilbertown Field reflect certain non-recurring credits and reclassifications that result in this information being additions to revenue rather than deductions from revenue.

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008

Oil and gas sales revenue – Saxet Deep Field	$—	$24,238
Cost and expenses	(—)	(32,488)

Income (loss) from discontinued operations	$—	$(8,250)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008

Oil sales revenue – East Gilbertown	$23,239	$52,652
Cost and expenses	27,010	(22,531)

Income (loss) from discontinued operations	$50,249	$30,121

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008

Oil and gas sales revenue – Saxet Deep Field	$—	$62,968
Cost and expenses	(—)	(66,294)

Income (loss) from discontinued operations	$—	$(3,326)

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008

Oil sales revenue – East Gilbertown	$43,205	$102,160
Cost and expenses	16,887	(39,050)

Income (loss) from discontinued operations	$60,092	$63,110

NOTE 8 — SERIES A CONVERTIBLE PREFERRED STOCK

The Company has designated 2,400,000 shares of the authorized 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Stock”), with a $0.001 par value. The Series A Stock can be converted by the shareholder at any time into three shares of the Company’s common stock. As of August 31, 2009, there have been 339,300 shares of the originally issued 1,399,765 shares of Series A Stock converted by 22 shareholders into 1,017,900 shares of the Company’s common stock.

NOTE 9 — SERIES A CONVERTIBLE PREFERRED STOCK DIVIDEND

A component of the Series A Convertible Preferred Stock is a 6% annual cumulative dividend based on the original purchase price of the shares. The dividends may be paid in cash or common stock at the discretion of the Company. Accumulations of annual dividends do not bear interest and are not payable until a dividend is declared by the Company. Dividends are earned until the Series A Stock is converted to common stock.

The table below details the cumulative dividends for each fiscal year since issuance and the interim six months of the current fiscal year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends

Year Ended February 28, 2007	100	$153,936
Year Ended February 29, 2008	90	237,741
Year Ended February 28, 2009	78	208,855
Six Months Ended August 31, 2009	78	102,578

Total Accumulated Dividends		$703,110

NOTE 10 — WARRANTS

Warrants outstanding and exercisable as of August 31, 2009 are:

Description	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Spring 2006 Common Stock Private Placement	4,013,602	$2.00	1.75	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	3.75	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	3.75	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	2.00	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	4.00	419,930
Convertible Debenture Term Extension	150,001	$2.00	2.25	150,001
Convertible Debenture 3rd Term Extension	90,000	$0.25	0.25	90,000
Spring 2006 PP Goodwill Warrants	3,227,934	$0.65	0.50	3,227,934
July 2006 PP Goodwill Warrants	1,250,264	$0.65	0.50	1,250,264
Placement Agent Warrants January 2008 PP	39,550	$0.25	1.50	39,550

	13,194,893			13,194,893

For the six months ended August 31, 2009, no warrants were issued or exercised. During the quarter ended August 31, 2009, a total of 112,000 warrants expired. These warrants were issued for a term extension on convertible debentures. As of August 31, 2009 and February 28, 2009, there were 13,194,893 and 13,306,893 warrants issued and outstanding respectively. The intrinsic value of all warrants at August 31, 2009 was $-0-.

NOTE 11 — RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN

On April 6, 2009, the Board of Directors (the “Board”) of the Company approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”) allowing the executive officers, directors, consultants and employees of the Company and its affiliates to be eligible to receive restricted stock and restricted stock unit awards. Subject to adjustment, the total number of shares of the Company’s common stock that will be available for the grant of Awards under the 2009 Plan may not exceed 4,000,000 shares; provided, that, for purposes of this limitation, any stock subject to an Award that is forfeited in accordance with the provisions of the 2009 Plan will again become available for issuance under the 2009 Plan.

On July 16, 2009, the Compensation Committee of the Board approved awards of restricted shares of the Company’s common stock to five non-employee directors as a part of their annual compensation. A total of 25,000 restricted shares were granted pursuant to the 2009 Plan and vest in three annual increments or upon the retirement of the Director from the Board.

On July 16, 2009, the Compensation Committee of the Board approved awards of restricted shares of the Company’s common stock to four employees of the Company. A total of 625,000 restricted shares were granted pursuant to the 2009 Plan and generally vest in four annual increments.

At August 31, 2009, a total of 1,450,000 shares remained available for issuance pursuant to the 2009 Plan. A summary of the 2009 Plan issuances is shown below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Outstanding

4/7/2009	1,900,000	3 Years	0	1,900,000
7/16/2009	25,000	3 Years	0	25,000
7/16/2009	625,000	4 Years	0	625,000

				2,550,000

For the three and six months ended August 31, 2009, the Company recognized compensation expense related to the above restricted stock grants of $15,833 and $36,604 respectively. Unamortized compensation expense amounted to $231,396 as of August 31, 2009.

NOTE 12 — INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	Six Months Ended	Six Months Ended
	August 31, 2009	August 31, 2008

Computed at U.S. and state statutory rates (40%)	$(558,562)	$(624,400)
Permanent differences	9,636	40,100
Changes in valuation allowance	548,926	584,300

Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	Six Months Ended August 31, 2009	Six Months Ended February 28, 2009

Deferred tax assets:
Net operating loss carryforwards	$4,749,944	$4,130,040
Oil and gas properties	107,734	216,245
Stock based compensation	37,533	—
Less valuation allowance	(4,895,211)	(4,346,285)

Total	$—	$—

At August 31, 2009, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $11,874,860 which will begin to expire, if unused, beginning in 2024. The valuation allowance increased approximately $548,926 for the six months ended August 31, 2009 and increased by $26,465 for the year ended February 28, 2009. Section 382 Rule will place annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of August 31, 2009. There can be no assurance; however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

Some statements contained in this Form 10-Q report relate to results or developments that we anticipate will or may occur in the future and are not statements of historical fact. All statements other than statements of historical facts contained in this MD&A report are inherently uncertain and are forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements. Examples of forward-looking statements include statements about the following:

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

•	General economic and business conditions,

•	Exposure to market risks in our financial instruments,

•	Fluctuations in worldwide prices and demand for oil and natural gas,

•	Fluctuations in the levels of our oil and natural gas exploration and development activities,

•	Risks associated with oil and natural gas exploration and development activities,

•	Competition for raw materials and customers in the oil and natural gas industry,

•	Technological changes and developments in the oil and natural gas industry, and

•	Regulatory uncertainties and potential environmental liabilities.

•	Availability of capital to the Company.

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

Introduction and Overview

The following discussion of our results of operations for the three and six month periods ended August 31, 2009 and August 31, 2008 and of our financial condition as of August 31, 2009, should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q and with the Company’s latest audited financial statements as reported in its Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

During the year ended February 28, 2009, and throughout the current six months, we have experienced volatile oil and gas prices that were affected by many factors outside of our control. This volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Reduced demand for energy caused by the current recession resulted in a significant deterioration in oil and gas prices during the second half of 2008 and the first quarter of 2009. This in turn led to a significant reduction in drilling activity throughout the oil and gas industry. The prices we pay for field services have declined as a result of reduced demand for those services.

During the quarter ended August 31, 2009, operating margins improved somewhat due to an improvement in oil prices and the lower rates for field services. The effects of improved operating margins on our business are significant since they increase our cash flow from operations and increase the present value of our oil and gas reserves.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently in the process of developing a multi-well oilfield project in California. To date in California, we have drilled two successful exploratory wells and two developmental wells as well as two non-commercial wells. We have spent most of the last quarter working on installing permanent production facilities and electrical service to our wells in California. Once completed, we believe these efforts will lower our production costs on each well.

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

Our working capital (current assets minus current liabilities) and current ratio (current assets divided by current liabilities) are as follows:

	August 31, 2009	February 28, 2009

Current Assets	$1,608,006	$2,784,213
Current Liabilities	1,173,542	356,307

Working Capital	$434,464	$2,427,906

Current Ratio	1.37	7.81

While the working capital and current ratio are important in looking at the financial health of a business, numerous other factors may also affect the liquidity and capital resources of a company.

The changes in our capital resources at August 31, 2009 compared with February 28, 2009 are:

	August 31, 2009	February 28, 2009	Increase (Decrease)	Percentage Change

Cash	$129,529	$2,282,810	$(2,153,281)	-94.3%
Current Assets	$1,608,006	$2,784,213	$(1,176,207)	-42.2%
Total Assets	$3,090,837	$3,538,523	$(447,686)	-12.7%
Current Liabilities	$1,173,542	$356,307	$817,235	229.4%
Total Liabilities	$1,209,529	$376,318	$833,211	221.4%
Working Capital	$434,464	$2,427,906	$(1,993,442)	-82.1%

Our working capital decreased $1,993,442, from $2,427,906, as of February 28, 2009 to $434,464 as of August 31, 2009. This decrease was principally due to paying off a portion of the $1.5 million debt we assumed when we acquired the additional 25% working interest in California. As of August 31, 2009, approximately $631,784 was remaining to be paid from the default and is included in the accounts payable balance. Also contributing to the decrease in working capital was our participation in the drilling of two developmental wells and construction of permanent production facilities in the California project.

During the six months ended August 31, 2009, we reported an operating loss of approximately $1,408,374 as compared with an operating loss of approximately $1,122,681 from the comparative six month period in the prior year. This larger net operating loss of approximately $285,693 is due to a number of factors including 1) the recognition of bad debt expense of approximately $76,689 related to the default and settlement of a lawsuit against one of our working interest partners in the Krotz Springs project in Louisiana 2) the recognition of an impairment loss of approximately $232,000 on the additional 25% working interest acquired from certain defaulting working interest partners and 3) an increase in production costs and depletion and impairment expenses associated with an increase in production from the California project. The production costs of the California project will decline substantially once the permanent production facilities are completed and the electrical service installed in the field.

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

For the last two years, we have been working to reposition Daybreak to better meet our corporate goals and objectives by selling our Tuscaloosa Project in Louisiana and our Saxet Deep Field in Texas. We are in the

process of selling our East Gilbertown Field project in Alabama. These actions are allowing us to move forward with the current exploration and development program in California.

Cash Flows

Our sources of funds in the past have included the debt or equity markets and, while we have had cash flow from operations, we have not yet established sustainable positive cash flow from those operations. We may again have to rely on the debt or equity markets, if available, to fund future operations. Our business model is focused on acquiring exploration or development properties and also acquiring existing producing properties. Our ability to generate future revenues and operating cash flow will depend on successful exploration and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

The net funds provided by and used in each of our operating, investing and financing activities are summarized in the following table:

	August 31, 2009	August 31, 2008	Increase (Decrease)	Increase (Decrease)

Net cash used in operating activities	$(2,307,515)	$(764,297)	$1,543,218	201.9%
Net cash provided by investing activities	$154,234	$2,860,724	$(2,706,490)	(94.6%)
Net cash provided by financing activities	$—	$14,700	$(14,700)	(100.0%)

Cash Flow Used in Operating Activities

Substantially all of our cash flow from operating activities is derived from the production of our oil and gas reserves. For the six months ended August 31, 2009, we had a negative cash flow from operating activities of $2,307,515, in comparison to a negative cash flow of $764,297 for the six months ended August 31, 2008. This change was primarily the result of recognizing the sale of our interest in the Tuscaloosa project in the prior fiscal year. Additionally, we had substantial increases in both our accounts receivable and accounts payable balances as a result of becoming the operator of the California project. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by Investing Activities

Cash provided by investing activities decreased by $2,706,490 for the six months ended August 31, 2009, in comparison to the six months ended August 31, 2008. This change was primarily from the receipt of sale proceeds on the sale of our Tuscaloosa property in the prior comparative period offset slightly by the receipt of approximately $512,500 in proceeds from the sale of the additional 25% working interest in California, which we acquired from certain defaulting working interest partners in the current period.

Cash Flow Provided by Financing Activities

Cash provided by financing activities decreased by $14,700 for the six months ended August 31, 2009, in comparison to the six months ended August 31, 2008, because no financing activity occurred in the six months ended August 31, 2009.

A major source of funds for Daybreak in the past has been through the debt or equity markets. Since we have currently been unable to establish sustained, profitable oil and gas operations this may also have to be a source of funds in the future. Our business model is focused on acquiring exploration and developmental properties as well as existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of profitable oil and gas producing properties, which will very likely require us to continue to raise equity or debt capital from sources outside of the Company if available.

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

Changes in Financial Condition and Results of Operations

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations and investments. Our cash balances were $129,529 and $2,170,160 for the six months ended August 31, 2009 and August 31, 2008, respectively. The decrease of approximately $2 million was due to the drilling of six wells in California and the assumption of certain defaulting partners debt in California as discussed in this MD&A.

The cash balance declined $2,153,281 during the last six months from $2,282,810 at February 28, 2009 to a balance of $129,529 at August 31, 2009. This decrease was primarily due to our exploration and development activities in California as well as our acquisition of an additional 25% working interest in our California project as well as our becoming the operator of our California project. As part of that acquisition, we assumed an approximate $1.5 million default from certain defaulting working interest partners. As of August 31, 2009, approximately $631,784 was remaining to be paid from the default.

Our expenditures consist primarily of exploration and drilling costs, geological and engineering services, acquiring mineral leases, and travel. Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other general and administrative (“G&A”) expenses, which we have incurred in order to address necessary organizational activities.

Net Gain (Loss)

Since our inception, we have incurred recurring losses from operations with negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations. A net loss of $471,021 was reported for the quarter ended August 31, 2009, as compared to a net gain of $3,454,904 from the same quarter of the prior year. The increase of $3,925,925 in the net loss from the prior year was due to: (1) the recognition of the gain of the Tuscaloosa project in Louisiana in the prior comparative period; (2) the drilling of two non-commercial wells in California; (3) higher production costs associated with an increase in production in the current period than in the comparable period; (4) the recognition of bad debt expense from the settlement of the default of a working interest partner in Louisiana in the current period; (5) the timing of some G&A expenses from both the current and comparative six month period; (6) the recognition of income from discontinued operations in the prior period; and (7) the recognition of an impairment of approximately $232,000 on the 25% working interest that we acquired from certain defaulting working interest partners in our East Slopes project in California in the current period.

The quarterly net loss for the quarter ended August 31, 2009 of $471,021 was an improvement of $397,135 from the net loss of $868,156 which was experienced for the quarter ended May 31, 2009. This decrease in the net loss was a direct result of increased production revenue in California. We received revenue from four producing wells for the quarter ended August 31, 2009. We believe that the revenue and corresponding net income will continue to increase as we are able to bring more wells into production in California.

The chart below shows the corresponding net gain (loss) for previous accounting periods by quarter for the last two fiscal years.

Three Months Ended August 31, 2009 compared to the Three Months Ended August 31, 2008 - Continuing Operations

The following discussion compares our results for the three month periods ended August 31, 2009 and August 31, 2008. These results cover our continuing operations at the East Slopes project in California and the Krotz Springs Field project in Louisiana.

Revenues. Revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. We realized first revenues from producing wells in May 2007. Prior to that date, we had no revenues from continuing operations.

For the three months ended August 31, 2009, total oil and gas revenues from continuing operations increased by $101,123, or 348%, compared to the three months ended August 31, 2008. This increase in revenue was due to the result of our four producing wells in California. The Krotz Springs well, in Louisiana, was shut-in during the entire second quarter of the current fiscal year and thus did not contribute any revenue for the quarter. Overall production on a Barrel of Oil Equivalent (“BOE”) basis increased by 1,083 barrels, or 200%, as compared to the same period from the prior year. We recorded revenues from our interests in four producing wells from continuing operations for the three months ended August 31, 2009. A table of our revenues for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 follows:

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008

California – East Slopes	$129,665	$—
Louisiana – Krotz Springs	482	29,024

Total Revenues	$130,147	$29,024

The Krotz Springs well in Louisiana was shut-in (not producing) for the three months ended August 31, 2009 as a result of reservoir depletion in the current productive zone. We are not participating as a working interest in any future activities to recomplete this well and attempts to put it back on production.

Costs and Expenses. Total operating expenses increased by $76,356, compared to the same three months from the prior year. Significant increases occurred in the production costs and the depreciation, depletion, amortization (“DD&A”) and impairment categories. These increases were directly related to the increase in production that occurred in our California project and producing into temporary facilities which involves heating the oil before it is sold; and, generating electricity with rental generators. Production costs are expected to decrease dramatically when the permanent production facilities are completed and the installation of permanent electrical service to the field is completed. We expect both of these activities will be completed by the end of October 2009.

Production costs include costs directly associated with the generation of oil and gas revenues, severance taxes and well workover projects. Exploration costs include geological and geophysical costs as well as leasehold maintenance costs and dry hole expenses. DD&A and impairment of equipment costs, proven reserves and property costs are another component of Operating Expenses. General & Administrative (“G&A”) expenses include employee salaries, legal and accounting expenses, director and management fees, investor relations and travel expenses. A table of our costs and expenses for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 follows:

	Quarter Ended August 31, 2009	Quarter Ended August 31, 2008

Production Costs	$134,958	$(14,653)
Exploration Costs	66,460	158,921
Depreciation, Depletion, Amortization & Impairment	44,709	18,402
Bad debt expense	2,306	—
General & Administrative	410,819	420,226

Total Operating Expenses	$659,252	$582,896

Production costs increased $149,611, compared to the same three months of the prior year. The increase in costs relates directly to increased production from our wells in California. These production costs are higher than normal because of the lack of permanent electrical service and the need to use rental equipment for temporary production facilities. Production costs are expected to decrease dramatically when the permanent production facilities are completed and electrical service to the field is installed in California. These production costs represented 20.5% of total operating expenses from continuing operations for the three months ended August 31, 2009.

Exploration expenses decreased $92,461, or 58.2%, compared to the same three months of the prior year. This decrease relates directly to lower geological and geophysical costs (“G&G”) for the three months ended August 31, 2009 than the three months in the prior comparative period. These costs represented 10.1% of total operating expenses from continuing operations for the three months ended August 31, 2009.

DD&A expenses increased $26,307, or 143%, compared to the same three months of the prior comparative period. This increase relates directly to the increase in production in our California project. These costs represented 6.8% of total operating expenses from continuing operations for the three months ended August 31, 2009.

G&A costs decreased $9,407, or 2.2%, compared to the same three months of the prior year. We are continuing a program of reducing these costs wherever possible. G&A costs represented 62.3% of total operating costs for the three months ended August 31, 2009.

Interest and dividend income increased $3,675, or 86.8%, compared to the three months ended August 31, 2008, due to slightly higher average cash and cash equivalent balances.

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

Kern County, California. In June 2007, Daybreak and its partners (“Daybreak et al”), entered into a Seismic Option Farmout Agreement with Chevron U.S.A. Inc. (“Chevron”), for a seismic and drilling program in the East Slopes Project area. By contributing 3,658 acres and paying the full cost of a 35 square mile, high resolution, 3-D seismic survey program over the entire acreage block, referred to herein as the “Chevron AMI,” Chevron has earned a 50% working interest in the lands contributed by Daybreak et al to the Chevron AMI project area. After drilling of the four earning wells, Daybreak has earned a 25% interest in the Chevron lands that were contributed to the Chevron AMI project area.

Drilling of the four earning wells commenced in November 2008 and was completed in March 2009. Two successful exploratory wells were drilled, the Sunday #1 and the Bear #1. The Sunday #1 well, which encountered 20 feet of oil pay in the Vedder sand at 2,000 feet, was completed in January 2009. It initially produced 50 Barrels of Oil per Day (“BOPD”) at approximately 14.7° API gravity into temporary production facilities. The Bear #1 well encountered 26 feet of oil pay in the Vedder sands at 2,200 feet and tested at 50 BOPD. Two developmental wells have been drilled since the completion of the Sunday #1 and Bear #1 wells. These wells are the Sunday #2 and the Sunday # 3 wells. The Sunday #2 was completed in June of 2009 and encountered 20 feet of oil pay in the Vedder sand at around 1,900 feet. Completed in July of 2009, the Sunday #3 well encountered 20 feet of oil pay in the Vedder sand at 1,920 feet. The Sunday #3 well was drilled, completed and put on production in July 2009.

Permanent production facilities are being constructed to facilitate oil production from the Sunday and Bear locations. When these facilities are completed we plan to return to our developmental drilling program. Further exploration will continue following the completion of the development program later in 2009. We plan to spend approximately $750,000 in new capital investments within the Chevron AMI in the upcoming twelve months.

We also have a 25% working interest in a 14,100 acre Seismic Option Area immediately to the north of our Chevron AMI. We are considering plans to acquire a seismic survey over that area in late 2010.

Tulare County, California. The Expanded AMI Project is also located in the San Joaquin Basin in Tulare County and is a separate project area from the East Slopes Project in Kern County. Since 2006, Daybreak and its partners have leased approximately 9,000 acres. Three prospect areas have been identified to the north of the Chevron AMI area in Kern County. A 3-D seismic survey over the prospect area is required before any exploration drilling can be done. As a part of the default settlement with respect to the Krotz Springs Field project in Louisiana, we were assigned the interest owned by our partner in this area. Daybreak currently has a 50% working interest in this project area. We anticipate spending $50,000 in the next fiscal year on lease rentals and brokerage fees.

Louisiana (Krotz Springs Project)

St. Landry Parish. The Krotz Springs well produces natural gas from a Cockfield Sands reservoir. In December 2008, we participated in the installation of a gas lift system. The gas lift system did not increase the gas production from the current producing reservoir and currently the well is shut in. We will attempt to farm out or assign our interest in this project to the other working interest partners and do not anticipate any further capital spending on this property. Because of the current low prices for gas and oil, we have fully impaired our capitalized cost in this property.

Three Months Ended August 31, 2009 compared to the Three Months Ended August 31, 2008 - Discontinued Operations

Alabama (East Gilbertown Field)

We are actively pursuing the sale of our interest in the East Gilbertown Field to a third party. The closing of the sale will be dependent upon receiving final regulatory approval from the State of Alabama. Prior period income statement amounts applicable to the East Gilbertown Field have been reclassified and included under Income (loss) from discontinued operations.

The following table presents the revenues and expenses related to the East Gilbertown Field for the three months ended August 31, 2009 and August 31, 2008.

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008

Oil sales revenues – East Gilbertown	$23,239	$52,652
Cost and expenses	27,010	(22,531)

Income (loss) from discontinued operations	$50,249	$30,121

Six Months Ended August 31, 2009 compared to the Six Months Ended August 31, 2008 - Continuing Operations

The following discussion compares our results for the six month periods ended August 31, 2009 and August 31, 2008. These results cover our continuing operations at the East Slopes project in California and the Krotz Springs Field project in Louisiana.

Revenues. Revenues are derived entirely from the sale of our share of oil and gas production from our producing wells. We realized first revenues from producing wells in May 2007. Prior to that date, we had no revenues from continuing operations.

For the six months ended August 31, 2009, total oil and gas revenues from continuing operations increased by $127,684, or 321%, compared to the six months ended August 31, 2008. This increase in revenue was the result of four wells in California being brought into production and receiving higher average oil prices than in the prior year. Overall production on a BOE basis decreased by 1,111 barrels, or 26.6%, as compared to the same period from the prior year. We recorded revenues from our interests in four producing wells from continuing operations for the six months ended August 31, 2009. A table of revenues for the six months ended August 31, 2009 compared to the six months ended August 31, 2008 follows:

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008

California – East Slopes	$166,318	$—
Louisiana – Krotz Springs	1,102	39,736

Total Revenues	$167,420	$39,736

The Krotz Springs well in Louisiana was shut-in (not producing) for the three months ended August 31, 2009 as a result of reservoir depletion in the current productive zone. We will not participate in any recompletion activities designed to put this well back on production.

Costs and Expenses. Total operating expenses increased by $413,377, compared to the same six months from the prior year. Significant increases occurred in the production costs and the DD&A and impairment categories. These increases were directly related to the increase in production that occurred in our California project. Production costs are expected to decrease dramatically when the permanent production facilities are completed and electrical service to the field is installed in California.

A table of our costs and expenses for the six months ended August 31, 2009 compared to the six months ended August 31, 2008 follows:

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008

Production Costs	$198,445	$18,296
Exploration Costs	103,925	244,344
Depreciation, Depletion, Amortization & Impairment	352,585	36,054
Bad debt expense	76,689	—
General & Administrative	844,150	863,723

Total Operating Expenses	$1,575,794	$1,162,417

Production costs increased $180,149, compared to the same six months of the prior year. The increase in costs relates directly to the production in California. These production costs are higher than normal because of the lack of electrical service and the need to use rental equipment for temporary production facilities. We are working as quickly as possible to lower the production costs through the installation of both electrical service to the area and the installation of permanent production facilities for our California project. Once these two goals are achieved, we believe that the production costs in California will drop substantially. These production costs represented 12.6% of total operating expenses from continuing operations for the six months ended August 31, 2009.

Exploration expenses decreased $140,419, compared to the same six months of the prior year. This decrease relates directly to lower G&G costs for the six months ended August 31, 2009 than the six months in the prior comparative period. These costs represented 6.6% of total operating expenses from continuing operations for the six months ended August 31, 2009.

DD&A and impairment expenses increased $316,531, compared to the same six months of the prior comparative period. This increase relates directly to our acquisition of an additional 25% working interest from certain defaulting working interest partners in our California project. An impairment of approximately $232,000 was recognized in the acquisition of that additional 25% working interest. Additionally our increased production in California resulted in an increase in depletion costs, as compared with the six months ended August 31, 2008. These costs represented 22.4% of total operating expenses from continuing operations for the six months ended August 31, 2009.

Bad debt expense of $76,689 was incurred for the six months ended August 31, 2009 primarily because of the final write-off of a receivable on the Krotz Springs project from a working interest partner who defaulted in the project. This cost represented 4.9% of total operating expenses from continuing operations for the six months ended August 31, 2009.

G&A costs decreased $19,573, or 2.3%, compared to the same six months of the prior year. Our accounting and legal costs, both components of G&A decreased approximately $73,858, or 32%, from the same period in the prior year as we have improved our internal controls over financial reporting and are finishing the additional compliance projects that we had implemented. G&A costs represented 53.6% of total operating costs for the six months ended August 31, 2009.

Interest and dividend income increased $2,404, or 32%, compared to the six months ended August 31, 2008, due to higher average cash and cash equivalent balances.

Six Months Ended August 31, 2009 compared to the Six Months Ended August 31, 2008 - Discontinued Operations

Alabama (East Gilbertown Field)

We are actively pursuing the sale of our interest in the East Gilbertown Field to a third party. The closing of the sale will be dependent upon receiving final regulatory approval from the State of Alabama. Prior period income statement amounts applicable to the East Gilbertown Field have been reclassified and included under Income (loss) from discontinued operations.

The following table presents the revenues and expenses related to the East Gilbertown Field for the six months ended August 31, 2009 and August 31, 2008.

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008

Oil sales revenues – East Gilbertown	$43,205	$102,160
Cost and expenses	16,887	(39,050)

Income (loss) from discontinued operations	$60,092	$63,110

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Off-Balance Sheet Arrangements

As of August 31, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2009, an evaluation was conducted by Daybreak management, including our Chief Executive and interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2009.

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

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2009, an annual meeting of shareholders was held in Spokane, Washington. At that meeting the following items were submitted to be voted upon by the Daybreak security holders.

          Item 1. Election of Directors.

	Voting Results

Director	For	Withheld

Wayne G. Dotson	34,472,605	557,140
Dale B. Lavigne	34,470,182	559,563
Ronald D. Lavigne	34,470,182	559,563
Timothy R. Lindsey	34,589,395	440,350
James F. Meara	34,472,605	557,140
James F. Westmoreland	34,472,605	557,140

All nominees for director were elected by a majority vote of security holders.

Item 2. Ratification of the appointment by the Board of Directors of Malone & Bailey, PC as the independent public accountants of the Company for the fiscal year ending February 28, 2010.

Voting Results

For	Against	Abstentions

34,540,195	324,975	164,575

The appointment by the Board of Directors of Malone and Bailey, PC as the independent public accountants of the Company was ratified by a majority vote of security holders.

Item 3. Approval of Amended and Restated Articles of Incorporation of the Company.

Voting Results

For	Against	Abstentions

33,832,583	350,938	846,224

The approval of the Amended and Restated Articles of Incorporation of the Company was ratified by a majority vote of security holders.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

3.1

Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 16, 2009 (incorporated by reference to Appendix A included in the Company’s Schedule 14A filed with the SEC on June 1, 2009.

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND

James F. Westmoreland, its
President, Chief Executive Officer and interim
Principal Finance and Accounting Officer

Date: October 9, 2009