Form 10-Q
period 2010-05-31
DAYBREAK OIL & GAS INC
filed 2010-07-15
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

At July 13, 2010 the registrant had 47,881,599 outstanding shares of $0.001 par value common stock.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.
Balance Sheets - Unaudited

	As of May 31, 2010	As of February 28, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$485,274	$247,951
Accounts receivable:
Oil and gas sales	205,421	257,110
Joint interest participants, net of allowance for doubtful accounts of $47,126 and $16,237 respectively	390,034	215,648
Receivables associated with assets held for sale, net of allowance for doubtful accounts of $-0- and $38,012 respectively	—	303,097
Production revenue receivable	25,000	25,000
Prepaid expenses and other current assets	21,673	21,735

Total current assets	1,127,402	1,070,541
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, of $685,246 and $1,783,258 respectively, successful efforts method
Proved properties	1,391,102	1,189,566
Unproved properties	21,908	21,233
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $30,585 and $29,841 respectively	744	1,488
PRODUCTION REVENUE RECEIVABLE - LONG TERM	325,000	325,000
OTHER ASSETS	132,420	402,208

Total assets	$2,998,576	$3,010,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,652,199	$1,240,909
Accounts payable - related parties	27,726	31,898
Liabilities associated with assets held for sale	—	110,124
Accrued interest	23,260	5,408

Total current liabilities	1,703,185	1,388,339

LONG TERM LIABILITIES:
Notes payable, net of discount of $111,569 and $110,056 respectively	483,431	454,944
Asset retirement obligation	43,565	53,318

Total liabilities	2,230,181	1,896,601
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 1,008,565 shares issued and outstanding respectively	1,009	1,009
Common stock- 200,000,000 shares authorized; $0.001 par value, 47,785,599 shares issued and outstanding respectively	47,786	47,786
Additional paid-in capital	22,296,458	22,255,802
Accumulated deficit	(21,576,858)	(21,191,162)

Total stockholders’ equity	768,395	1,113,435

Total liabilities and stockholders’ equity	$2,998,576	$3,010,036

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Operations - Unaudited

	For the Three Months Ended May 31,

	2010	2009

REVENUE:
Oil and gas sales	$193,051	$37,273

OPERATING EXPENSES:
Production costs	35,943	63,487
Exploration and drilling	72,820	37,465
Depreciation, depletion, amortization, and impairment	115,287	307,876
Gain on write-off of asset retirement obligation	(8,324)	—
General and administrative	355,752	485,097

Total operating expenses	571,478	893,925

OPERATING LOSS	(378,427)	(856,652)

OTHER INCOME (EXPENSE):
Interest income	1,187	1,958
Interest expense	(23,241)	(688)

Total other income (expense)	(22,054)	1,270

LOSS FROM CONTINUING OPERATIONS	(400,481)	(855,382)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of tax of $-0-)	691	(12,774)
Gain from sale of oil and gas properties (net of tax of $-0-)	14,094	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	14,785	(12,774)

NET LOSS	(385,696)	(868,156)

Cumulative convertible preferred stock dividend requirement	(45,758)	(48,113)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(431,454)	$(916,269)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	—	—

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	47,785,599	46,195,116

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Cash Flows - Unaudited

	Three Months Ended May 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(385,696)	$(868,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	20,772	15,833
Gain on write-off of asset retirement obligation	(8,324)	—
Gain on sale of oil and gas properties	(14,094)	—
Depreciation, depletion, and impairment expense	115,287	308,095
Amortization of debt discount	3,771	—
Bad debt expense (recovery)	(174)	74,383
Non cash interest income	(1,187)	(441)
Non cash general and administrative expense	—	21,233
Warrant expense for services	14,600	—
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	51,689	(89,209)
Accounts receivable - joint interest participants	128,885	(361,775)
Prepaid expenses and other current assets	62	115
Other assets	270,975	—
Accounts payable and other accrued liabilities	113,859	(620,474)
Accounts payable - related parties	(4,172)	—
Accrued interest	17,852	—

Net cash provided by (used in) operating activities	324,105	(1,520,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(116,782)	(124,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	30,000	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,323	(1,645,162)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	247,951	2,282,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,274	$637,648

CASH PAID FOR:
Interest	$5,389	$688
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Acquisition of additional working interest through assumption of liability	$—	$1,500,201
Unpaid additions to oil and gas properties	$191,450	$—
Addition to asset retirement obligation	$7,584	$9,050
Discount on notes payable	$5,284	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual report on Form 10-K for the year ended February 28, 2010.

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

NOTE 2 — GOING CONCERN

Financial Condition

The Company’s financial statements for the three months ended May 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses since inception, and as of May 31, 2010 has an accumulated deficit of $21,576,858, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

Implementation of plans to enhance Daybreak’s ability to continue as a going concern are underway. We currently have a revenue interest in nine producing wells in our East Slopes Project located in Kern County, California. The revenue from these wells has created a steady and reliable source of income for the Company. We anticipate revenues will continue to increase as we participate in the drilling of more wells in California. The Company plans to continue its development drilling program at a rate that is compatible with its cash flow.

Additionally, in the quarter ended May 31, 2010, Daybreak completed the sale of its 12.5% working interest in the East Gilbertown Field in Choctaw County, Alabama. This sale is expected to improve the Company’s cash reserves and allow Daybreak to focus on projects that better meet the Company goals and objectives.

From January 13, 2010 to March 16, 2010, the date the Company closed the private placement sale of its 12% Subordinated Notes, a total of $595,000 of gross proceeds were generated and resulted in 1,190,000 warrants being issued.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company does have positive cash flow from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis. The Company anticipates it will be necessary to rely on additional funding from the capital markets in the current fiscal year.

The Company’s financial statements as of May 31, 2010 do not include any adjustments that might result from the inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows and related disclosures.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to the Securities and Exchange Commission (the “SEC”) filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended May 31, 2010.

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

At each of the Company’s two producing projects, there is only one or two buyers for the purchase of oil or gas production. At May 31, 2010, two customers represented 100% of crude oil and natural gas sales receivable from all projects in the aggregate.

In accordance with the accounting guidance which requires disclosures about segments of an enterprise and related information, a table disclosing the total amount of revenues from any single customer that exceeds 10% of total revenues follows:

				Three Months Ended May 31, 2010		Three Months Ended May 31, 2009

Project	Location	Product	Customer	Revenue	Percentage	Revenue	Percentage

East Slopes	California	Oil	Plains Marketing	$193,051	100.0%	$36,653	63.7%

East Gilbertown Field	Alabama	Oil	Hunt Crude Oil Supply	$—	—	$19,966	34.7%

NOTE 5 — OIL AND GAS PROPERTIES

On March 15, 2010, the Company closed on the sale of its interest in the East Gilbertown Field in Choctaw County, Alabama to a third party with an effective date of March 1, 2010. There was no effect on net oil and gas property balances from the sale of this property since the Company had previously fully impaired its capitalized cost of approximately $257,000 in this property due to low oil prices in prior periods. In connection with the sale, the Company recognized a gain of $14,094 which is presented under “Discontinued Operations” in the Statement of Operations.

NOTE 6 — NOTES PAYABLE:

On March 16, 2010 the Company closed its private placement of 12% Subordinated Notes (“Notes”) resulting in gross proceeds of $30,000 during the three months ended May 31, 2010, for total gross proceeds of $595,000, that resulted in a total of 1,190,000 warrants being issued. The Notes are subject to an annual interest rate of 12%, payable semi-annually, and mature on January 29, 2015. On the maturity date, the Company may elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.

Two Common Stock purchase warrants were issued for every dollar raised through the private placement resulting in 60,000 warrants being issued during the three months ended May 31, 2010. The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $5,284 using the following assumptions: a risk free interest rate of 2.37%; volatility of 144.1%; and dividend yield of 0.0%. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.

NOTE 7 — DISCONTINUED OPERATIONS

During the three months ended May 31, 2010, the Company finalized the sale of its interest in the East Gilbertown Field in Choctaw County, Alabama. The East Gilbertown sale resulted in a gain of $14,094, primarily as a result of the elimination of the associated asset retirement obligation.

The following tables present the revenues and expenses related to the above project for each of the three month period ended May 31, 2010 and May 31, 2009 which are presented on the Statement of Operations in the caption “Discontinued Operations”. Prior period income statement amounts applicable to the above projects have been reclassified and included under Income (loss) from discontinued operations.

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

Oil sales revenue – East Gilbertown Field	$—	$19,966
Cost and expenses	691	(32,740)

Income (loss) from discontinued operations	$691	$(12,774)

NOTE 8 — SERIES A CONVERTIBLE PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock. The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value. The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock. At May 31, 2010, there were 1,008,565 Series A Preferred shares outstanding that had not been converted into the Company’s Common Stock.

Holders of Series A Preferred earn a dividend, in the amount of 6% of the original purchase price per year. Accumulated dividends do not bear interest; and as of May 31, 2010, the accumulated and unpaid dividends amounted to $835,178. Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Board of Directors. Dividends are earned until the Series A Preferred is converted to Common Stock. No payment of dividends have been declared as of May 31, 2010.

The table below details the cumulative dividends on the Series A Preferred for each fiscal year since issuance and the interim three months of the current fiscal year:

Fiscal Period	Shareholders at Period End	Accumulated Dividends

Year Ended February 28, 2007	100	$153,966
Year Ended February 29, 2008	90	237,752
Year Ended February 28, 2009	78	208,878
Year Ended February 28, 2010	74	188,824
Three Months Ended May 31, 2010	74	45,758

Total Accumulated Dividends		$835,178

NOTE 9 — WARRANTS

Warrants outstanding and exercisable as of May 31, 2010 are:

Description	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Spring 2006 Common Stock Private Placement (“PP”)	4,013,602	$2.00	1.00	4,013,602
Placement Agent Warrants Spring 2006 PP	802,721	$0.75	3.00	802,721
Placement Agent Warrants Spring 2006 PP	401,361	$2.00	3.00	401,361
July 2006 Preferred Stock Private Placement	2,799,530	$2.00	1.25	2,799,530
Placement Agent Warrants July 2006 PP	419,930	$1.00	3.25	419,930
Convertible Debenture Term Extension	150,001	$2.00	1.50	150,001
Placement Agent Warrants January 2008 PP	39,550	$0.25	0.75	39,550
12% Subordinated Note Warrants	1,190,000	$0.14	4.50	1,190,000
Warrants Issued for Services	150,000	$0.14	5.00	150,000

	9,966,695			9,966,695

During the three months ended May 31, 2010, no warrants were exercised, and a total of 60,000 warrants were issued as part of the 12% Subordinated Notes, as discussed in Notes 2 and 6 above. Additionally, 150,000 warrants were issued to a third party for services. These warrants have an exercise price of $0.14 and expire on April 16, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $14,600 using the following assumptions: a risk free interest rate of 2.49%; volatility of 143.5%; and dividend yield of 0.0%.

During the quarter ended May 31, 2010, no warrants expired. As of May 31, 2010 and February 28, 2010, there were 9,966,695 and 9,756,695 warrants issued and outstanding respectively.

The outstanding warrants as of May 31, 2010, have a weighted average exercise price of $1.60; a weighted average remaining life of 1.92 years; and an intrinsic value of $-0-.

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

At May 31, 2010, a total of 1,450,000 shares remained available for issuance pursuant to the 2009 Plan. For the three months ended May 31, 2010 there were no new issuances under the 2009 Plan and 633,331 restricted shares vested. The Company recognized compensation expense related to the above issued restricted stock grants of $20,772 and $15,833 for the three months ended May 31, 2010 and 2009, respectively. Unamortized compensation expense amounted to $169,082 as of May 31, 2010.

NOTE 11 — INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

Computed at U.S. and state statutory rates (40%)	$(154,279)	$(347,262)
Permanent differences	9,100	8,611
Changes in valuation allowance	145,179	338,651

Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	May 31, 2010	February 28, 2010

Deferred tax assets:
Net operating loss carryforwards	$5,510,861	$5,114,269
Oil and gas properties	(128,351)	123,062
Less valuation allowance	(5,382,510)	(5,237,331)

Total	$—	$—

At May 31, 2010, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $13,777,156 which will begin to expire, if unused, beginning in 2024. The valuation allowance increased approximately $145,179 for the three months ended May 31, 2010 and increased by $891,046 for the year ended February 28, 2010. Section 382 Rule of the Internal Revenue Code places annual limitations on the Company’s net operating loss (“NOL”) carryforward.

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

The Company is not aware of any environmental claims existing as of May 31, 2010. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	General economic and business conditions,

•	Exposure to market risks in our financial instruments,

•	Fluctuations in worldwide prices and demand for oil and natural gas,

•	Our ability to find, acquire and develop oil and gas properties;

•	Fluctuations in the levels of our oil and natural gas exploration and development activities,

•	Risks associated with oil and natural gas exploration and development activities,

•	Competition for raw materials and customers in the oil and natural gas industry,

•	Technological changes and developments in the oil and natural gas industry, and

•	Legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, and potential environmental liabilities;

•	Our ability to continue as a going concern;

•	Our ability to secure additional capital to fund operations; and

•	Other factors discussed elsewhere in this Form 10-Q and in our other public filings, press releases, and discussions with Company management.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three month periods ended May 31, 2010 and May 31, 2009 and of our financial condition as of May 31, 2010 and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited Annual Report on Form 10-K for the year ended February 28, 2010. Unless otherwise noted, all of our discussion refers to our continuing operations in Kern County, California.

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

Kern County, California (East Slopes and East Slopes North Projects)

East Slopes Project. We are in the process of developing a multi-well oilfield project and have participated in the drilling of nine wells that have achieved commercial production. Additionally, the installation of permanent production facilities and electrical service to service the wells in the Sunday, Bear and Black property locations has been completed. Our 3-D seismic data evaluation is continuing and the reprocessing of the data to enhance the quality of prospects is expected to yield more than the current 8 to 10 exploration prospects already identified on this acreage. Refer to the discussion below for additional information on our producing properties in the East Slopes Project area.

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well. The well was put on production in January 2009. Production is from the Vedder sand at approximately 2,000 feet. During 2009, we drilled three development wells including one horizontal well. The Sunday reservoir is now fully developed and we have no other plans to drill any more wells in this reservoir. We have a 25% working interest with a 16.5% net revenue interest in the Sunday #1 well; a 37.5% working interest with a 27% net revenue interest in each of the Sunday #2 and #3 wells. In the Sunday #4 well, we own a 37.5% working interest with a 30.1% net revenue interest.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well which is approximately one mile northwest of our Sunday discovery. The well was put on production in May 2009. Production is from the Vedder sand at approximately 2,200 feet. In December 2009, we began a development program by drilling and completing the Bear #2 well. In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells. We plan to drill at least three more development wells during the year ending February 28, 2011. We have a 25% working interest with a 16.5% net revenue interest at this property.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator. The Black location is just south of the Bear location on the same fault system. During January 2010, we drilled the Black #1 well. The well was completed and put on production in January 2010. Production is from the Vedder sand at 2,150 feet. We have a 37.5% working interest with a 29.8% net revenue interest at this location.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil. The oil ranges from 13° to 15° API gravity. All of our oil from the Sunday, Bear and Black locations is processed stored and sold from this facility. The oil must be heated to separate and remove the water to prepare it to be sold. We constructed these facilities during the Summer and Fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines. As a result, our average operating costs have been reduced from over $40 per barrel to under $15 per barrel of oil. By having this central facility and permanent electrical power, it ensures that our operating expenses are kept to a minimum.

Dyer Creek Prospect

This is a Vedder sand prospect located to the north of the Bear reservoir on the same trapping fault. Several wells have been drilled in this prospect with oil pay or shows in the Vedder sand. Several of the wells drilled in the 1960’s were abandoned due to sand control during testing. We plan to drill this prospect in our fiscal 2011 second quarter. We plan to twin a well that had 20 feet of oil pay in the Vedder sand that was never properly tested. There are abandoned production facilities on the lease that we expect may be utilized, but some repairs will need to be made and electrical lines will have to be extended from the Bear Property.

Ball Prospect

This is a Vedder sand prospect separated by a fault from the Dyer Creek Prospect. Our location will be up dip from an abandoned well that had oil pay in the Vedder sand. 3-D seismic indicates approximately 40 acres of closure, similar in size to the Bear Property. We plan to drill this prospect in our fiscal 2011 second quarter. If successful, the Ball wells should be able to utilize the Dyer Creek production facility.

The table below shows Daybreak’s net production volume, net revenue and net lease operating expenses (LOE) by property location for the three months ended May 31, 2010 and 2009. Due to certain oil processing credits that we receive, our overall production costs for the Bear location were less than zero.

Location	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

Sunday
Production (Bbls)	1,554	766
Revenue	$109,864	$35,314
LOE Costs	$17,788	$28,274

Bear
Production (Bbls)	884	26
Revenue	$62,995	$1,339
LOE Costs	$(200)	$32,070

Black
Production (Bbls)	282	—
Revenue	$20,192	$—
LOE Costs	$3,248	$—

Infrastructure Maintenance Costs	$15,107	$—

Total
Production (Bbls)	2,720	792
Revenue	$193,051	$36,653
LOE Costs	$35,943	$60,344

Average Sales Price	$70.97	$46.28

Average LOE Cost	$13.21	$76.19

The table below shows Daybreak’s net sales volume, net revenue and net lease operating expenses (LOE) for all California properties for the last five quarterly periods ended May 31, 2010.

	Three Months Ended May 31, 2009	Three Months Ended August 31, 2009	Three Months Ended November 30, 2009	Three Months Ended February 28, 2010	Three Months Ended May 31, 2010

Production (Bbls)	792	2,162	1,836	2,690	2,720
Revenue	$36,653	$129,665	$118,816	$184,224	$193,051
LOE Costs	$60,344	$89,175	$72,182	$18,907	$35,943

Average Sales Price	$46.28	$59.97	$64.71	$68.48	$70.97

Average LOE Cost	$76.19	$41.25	$39.31	$7.03	$13.21

LOE costs for the three months ended May 31, 2010 increased in comparison to the three months ended February 28, 2010, because of certain non-recurring infrastructure and maintenance costs on pumping units.

East Slopes North Project. As part of the sale of the original defaulted partners’ 25% working interest in May 2009 to a group of Texas companies, we acquired a 25% working interest in a 14,100 acre Seismic Option Area immediately to the north of our East Slopes project area. We are considering plans to acquire a seismic survey over that area in 2011.

Tulare County, California (Expanded AMI Project)

Expanded AMI Project. This project in Tulare County, California is also located in the San Joaquin Basin. Since 2006, Daybreak and its partners have leased approximately 9,000 acres. Three prospect areas have been identified to the north of the East Slopes and East Slopes North project areas in Kern County. A 3-D seismic survey over the prospect area is required before any exploration drilling can be done. We currently have a 50% working interest in this project area.

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

The changes in our capital resources at May 31, 2010 compared with February 28, 2010 are:

	May 31, 2010	February 28, 2010	Increase (Decrease)	Percentage Change

Cash	$485,274	$247,951	$237,323	95.7%
Current Assets	$1,127,402	$1,070,541	$56,861	5.3%
Total Assets	$2,998,576	$3,010,036	$(11,460)	(0.4%)
Current Liabilities	$1,703,185	$1,388,339	$314,846	22.7%
Total Liabilities	$2,230,181	$1,896,601	$333,580	17.6%
Working Capital	$(575,783)	$(317,798)	$(257,985)	81.2%

Our working capital decreased $257,985 from ($317,798), as of February 28, 2010 to ($575,783) as of May 31, 2010. This decrease was principally due to the drilling activity that occurred during the quarter ended May 31, 2010 and the continuing reduction in the $1.5 million debt we assumed when we acquired the additional 25% working interest in California in March 2009. As of May 31, 2010, approximately $382,159 was remaining to be paid from the default of our previous partners in California and is included in the accounts payable balance.

Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside capital and generating cash flows from oil and gas properties necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful exploration and development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any investment in the Company to become worthless. We anticipate it will be necessary to rely on additional funding from the capital markets in the current fiscal year.

For the last two years, we have been working to reposition Daybreak to better meet our corporate goals and objectives by selling our Tuscaloosa project in Louisiana and our Saxet Deep Field project in Texas. Additionally, we have sold our interest in the East Gilbertown Field project in Alabama and have discontinued our participation in the KSU #59 well in the Krotz Springs Field in St. Landry Parish, Louisiana. These actions are allowing us to move forward with the current exploration and development program in California.

Cash Flows

Our sources of funds in the past have included the debt or equity markets and, while we have positive cash flow from our oil and gas properties, we have not yet established positive cash flow on a company-wide basis. We will need to rely on the debt or equity private or public markets, if available, to fund future operations. Our business model is focused on acquiring exploration or development properties and also acquiring existing producing properties. Our ability to generate future revenues and operating cash flow will depend on successful exploration and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

Our expenditures consist primarily of exploration and drilling costs; production costs; geological and engineering services; and acquiring mineral leases. Additionally, our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other general and administrative (“G&A”) expenses which we have incurred in order to address necessary organizational activities.

The net funds provided by and used in each of our operating, investing and financing activities for the three months ended May 31, 2010 and 2009 are summarized in the following table:

	May 31, 2010	May 31, 2009	Increase (Decrease)	Increase (Decrease)

Net cash provided by (used in) operating activities	$324,105	$(1,520,396)	$1,844,501	121.3%
Net cash used in investing activities	$(116,782)	$(124,766)	$7,984	(6.4%)
Net cash provided by financing activities	$30,000	$—	$30,000	(100.0%)

Cash Flow From Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-oil property asset account balances. For the three months ended May 31, 2010, we had a positive cash flow from operating activities of $324,105, in comparison to a negative cash flow of ($1,520,396) for the three months ended May 31, 2009. This change for the three months ended May 31, 2010 was primarily the result of the collection of outstanding accounts receivable balances through the sale of the East Gilbertown Field in Alabama and the refund of the cash collateral for our Operator bond in Alabama. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow From Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances. Cash used in investing activities for the three months ended May 31, 2010 was $116,782 a decrease of $7,984 from the $124,766 for the three months ended May 31, 2009. This change for the three months ended May 31, 2010 was primarily from the increase in our oil property balance resulting from the successful drilling of the Bear #3 and Bear #4 wells in Kern County, California offset by the sale of the East Gilbertown Field in Alabama.

Cash Flow From Financing Activities

Cash flow from financing activities is derived from changes in equity accounts balances excluding retained earnings or changes in long-term liability account balances. Cash provided by financing activities increased by $30,000 for the three months ended May 31, 2010, whereas no financing activity occurred in comparison for the three months ended May 31, 2009. This change for the three months ended May 31, 2010 is due to funds received through the sale of 12% Subordinated Notes in a private placement. A major source of funds for Daybreak in the past has been through debt or equity in the private or public markets. Since we have currently been unable to establish sustained, positive cash flow on a company-wide basis this will also have to be a source of funds in the future.

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

12% Subordinated Notes

On March 16, 2010 we closed a private placement of 12% Subordinated Notes (the “Notes”) resulting in gross proceeds of $595,000. A total of $250,000 Notes were sold to a related party, the Company’s President and Chief Executive Officer. The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes. The Notes are subject to an annual interest rate of 12%, payable semi-annually, and mature on January 29, 2015. On the maturity date, the Company may elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days prior to December 31, 2014. Proceeds from the fundraising were used to meet operating expenses and fund a portion of our development drilling program in Kern County, California. This offering of securities was made pursuant to a private placement held under Regulation D promulgated under the Securities Act of 1933, as amended.

Changes in Financial Condition and Results of Operations

Cash Balance

We maintain our cash balances by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations and investments. Our cash balances were $485,274 and $247,951 for the three months ended May 31, 2010 and the year ended February 28, 2010, respectively. The increase of approximately $237,323 was due to the collection of outstanding accounts receivable through the sale of the East Gilbertown Field in Alabama; the receipt of our cash collateral for the Operator bond in Alabama and an decrease in the frequency of payments of accounts payable invoices.

Operating Income (Loss)

During the three months ended May 31, 2010, we reported an operating loss of approximately $378,427 as compared with an operating loss of approximately $856,652 from the comparative three month period in the year ended May 31, 2009. This decrease of approximately $478,225 or 55.8% decline in the operating loss from the comparative period ending May 31, 2009 is due to reductions in our production expenses; depreciation, depletion, amortization and impairment (“DD&A”) expenses and G&A expenses offset by an increase in our exploration and drilling expenses.

Net Income (Loss)

Since entering the oil and gas exploration industry, we have incurred recurring losses from operations with negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations. A net loss of $385,696 was reported for the three months ended May 31, 2010, as compared to a net loss of $868,156 for the three months ended May 31, 2009. The decrease in net loss of $482,460 or 55.6% decline from the prior year was primarily due to: (1) an increase of $155,778 in revenue generated from oil sales and; (2) a reduction of $322,447 in operating expenses for the three months ended May 31, 2010 in comparison to the three months ended May 31, 2009.

Three Months Ended May 31, 2010 compared to the Three Months Ended May 31, 2009 - Continuing Operations

The following discussion compares our results for the three month periods ended May 31, 2010 and May 31, 2009. These results only cover our continuing operations at the East Slopes project in Kern County, California.

Revenues. Revenues are derived entirely from the sale of our share of oil and gas production. We realized the first revenues from producing wells in California during February 2009.

For the three months ended May 31, 2010, total oil revenues from continuing operations were $193,051 in comparison to $37,273 from the three months ended May 31, 2009. Our revenue was from nine producing wells in the current three month period in comparison to the two producing wells in the prior year comparative period. In California, our net share of production was 2,720 and 792 barrels of oil for the three months ended May 31, 2010 and 2009, respectively. A table of our revenues for the three months ended May 31, 2010 compared to the three months ended May 31, 2009 follows:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

California – East Slopes	$193,051	$36,653
Louisiana – Krotz Springs	—	620

Total Revenues	$193,051	$37,273

Costs and Expenses. Operating expenses for the three months ended May 31, 2010 decreased by $322,447 or 36.1%, compared to the three months ended May 31, 2009. Decreases of approximately $349,478 occurred in production costs, DD&A and G&A costs for the three months ended May 31, 2010 in comparison with the three months ended May 31, 2009 and the Company also reported a gain on the write off of asset retirement obligations related to the Krotz Springs project of $8,324. These decreases were offset by increases of approximately $35,355 in exploration and drilling costs.

A table of our costs and expenses for the three months ended May 31, 2010 compared to the three months ended May 31, 2009 follows:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

Production Costs	$35,943	$63,487
Exploration Costs	72,820	37,465
Depreciation, Depletion, Amortization & Impairment	115,287	307,876
Gain on write-off of asset retirement obligations	(8,324)	—
General & Administrative	355,752	485,097

Total Operating Expenses	$571,478	$893,925

Production costs include costs directly associated with the generation of oil and gas revenues, road maintenance costs and well workover costs. These costs for the three months ended May 31, 2010 decreased by $27,544 or 43.4% compared to the three months ended May 31, 2009. The decrease in production costs is directly related to the use of our permanent production facilities rather than rental equipment for production. This decrease occurred even though there were nine wells producing in the three months ended May 31, 2010 in comparison to having only two producing wells in the prior year comparative three month period. Another factor in reducing our production costs are the recurring credits that we receive on oil processing for certain wells due to one of our working interest partners not participating in the construction of the production facilities. We have realized a significant decrease in production costs from the completion of our tank battery and addition of electrical service to the wells and tank battery location. These production costs represented 6.3% of operating expenses from continuing operations.

Exploration costs include geological and geophysical (“G&G”) costs as well as leasehold maintenance costs and dry hole expenses. For the three months ended May 31, 2010 these costs increased $35,355, or 94.4%, compared to the three months ended May 31, 2009. Exploration costs were higher for the three months ended May 31, 2010 than the prior year comparative three month period primarily because of timing differences on lease rental payments in California. These costs represented 12.7% of operating expenses from continuing operations.

DD&A of equipment costs, proven reserves and property costs along with impairment are another component of operating expenses. DD&A expenses decreased $192,589, or 62.6%, for the three months ended May 31, 2010 compared to the three months ended May 31, 2009. This decrease relates directly to the additional impairment of $287,701 of the California wells that occurred with the sale of the original defaulting partner’s 25% working interest during the three months ended May 31, 2009. We experienced an increase in depletion expense for the three months ended May 31, 2010 due to increased production in the current year comparative period. DD&A represented 20.2% of operating expenses from continuing operations.

G&A expenses include management and employee salaries, legal and accounting expenses, director fees, bad debt expense, investor relations fees and travel expenses. For the three months ended May 31, 2010, G&A costs decreased $129,345 or 26.7%, compared to the same three months ended May 31, 2009. G&A expenses were higher in the prior year comparative period because of the recognition of bad debt expense associated with the Krotz Springs project in Louisiana and higher legal and accounting costs. Additionally, management and consulting fees decreased for the three months ended May 31, 2010 which contributed to lower overall G&A costs in the current year comparative period. We are continuing a program of reducing these costs wherever possible. G&A costs represented 62.2% of total operating expenses from continuing operations.

Interest income for the three months ended May 31, 2010 decreased $771, compared to the three months ended May 31, 2009, due to a combination of lower interest rates and lower average cash balances.

Interest expense for the three months ended May 31, 2010 increased $22,553 compared to the three months ended May 31, 2009, primarily due to interest on the 12% Subordinated Notes that were sold from January 2010 through March 2010.

Due to the nature of our business, as well as the relative immaturity of the Company, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of DD&A expense and impairment costs will depend upon the factors cited above. G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Three Months Ended May 31, 2010 compared to the Three Months Ended May 31, 2009 - Discontinued Operations

Alabama (East Gilbertown Field)

On March 15, 2010, we closed the sale of our interest in the East Gilbertown Field to a third party with an effective date of March 1, 2010. Prior period income statement amounts applicable to the East Gilbertown Field have been reclassified and included under Income (loss) from discontinued operations. Because of the low prices for oil in prior periods, we had previously fully impaired our capitalized cost in this property.

The following table presents the revenues and expenses related to the East Gilbertown Field for the three months ended May 31, 2010 and May 31, 2009.

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009

Oil sales revenue – East Gilbertown Field	$—	$19,966
Cost and expenses	691	(32,740)

Income (loss) from discontinued operations	$691	$(12,774)

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

At May 31, 2010, a total of 1,450,000 shares remained available for issuance pursuant to the 2009 Plan. A summary of the 2009 Plan issuances is shown below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Outstanding

4/7/2009	1,900,000	3 Years	633,331	1,266,669
7/16/2009	25,000	3 Years	0	25,000
7/16/2009	625,000	4 Years	0	625,000

			633,331	1,916,669

For the three months ended May 31, 2010 there were no new issuances under the 2009 Plan, and 633,331 restricted shares vested. The Company recognized compensation expense related to the above issued restricted stock grants of $20,773 and $15,833 for the three months ended May 31, 2010 and May 31, 2009, respectively. Unamortized compensation expense amounted to $169,082 as of May 31, 2010.

Summary

We continue to execute our plan to develop our acreage in Kern County California. The production and operating infrastructure is now in place and operating. We will now focus our efforts on drilling development wells, as well as drilling several exploration wells over the next twelve months, which coupled with the completion of our production and operating infrastructure and expectation for higher oil prices, will increase our net cash flow. We anticipate that we will need to obtain the funds for our future exploration and development activities through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which can result in dilution to existing security holders and increased debt and leverage. We are pursuing financing alternatives; however no assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Off-Balance Sheet Arrangements

As of May 31, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2010, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer and interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND US OF PROCEEDS

On January 13, 2010, we commenced a private placement of 12% Subordinated Notes (the “Notes”). We sold $595,000 of Notes to 13 accredited investors through the closing date of March 16, 2010, $30,000 of which was sold during the quarter ended May 31, 2010. One of the accredited investors, a related party, is our Company President and Chief Executive Officer. The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.

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

Two Common Stock purchase warrants were issued for every dollar raised through the private placement resulting in a total of 1,190,000 warrants being issued through March 16, 2010, 60,000 of which were issued during the quarter ended May 31, 2010. The warrants expire on January 29, 2015 and have an exercise price of $0.14. The fair value of the warrants issued with the Notes, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

4.1(1)	Form of 12% Subordinated Note due 2015

4.2(1)	Form of Warrant in connection with 12% Subordinated Notes

10.1(2)	Purchase and Sale Agreement with Arabella Enterprises for the sale of working interest in the East Gilbertown Field in Alabama

31.1(3)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.

(2) Previously filed as exhibits to Form 10-K on May 28, 2010, and incorporated by reference herein.

(3) Filed herewith.

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

Date: July 14, 2010