Form 10-K/A
period 2011-02-28
DAYBREAK OIL & GAS INC
filed 2011-06-27
CIK 1164256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.0845 on August 31, 2010, as reported by the Over-the-Counter Bulletin Board was $3,658,312.

At May 26, 2011, the registrant had 48,791,599 outstanding shares of $0.001 par value common stock.

EXPLANATORY NOTE

Daybreak Oil and Gas, Inc. is filing this Amendment No.1 on Form 10-K/A (the “Amendment No.1”) to include in our Annual Report on Form 10-K for the year ended February 28, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2011 (the “Original Filing”), the items required by Part III and to add an Exhibit in Part IV. In connection with this Amendment No. 1, Daybreak is also including certain currently dated officer certifications.

Except for the addition of the Part III information, the Part IV Exhibit and the filing of currently dated certifications, no other changes have been made to the Original Filing. This Amendment No.1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of Daybreak Oil and Gas, Inc.

The following information reflects the business experience of each individual serving on the Board of Directors (the “Board”) of Daybreak Oil and Gas, Inc.

Name	Age	Director Since

Wayne G. Dotson	76	2008
Dale B. Lavigne	80	1965
Ronald D. Lavigne	56	1999
Timothy R. Lindsey	59	2007
James F. Meara	58	2008
James F. Westmoreland	55	2008

Wayne G. Dotson has served as a member of the Board of Directors since July 2008. Mr. Dotson practiced oil and gas law, specializing in representation of various bank energy lending departments, including representing the banks in oil and gas company loans of up to $500 million, secured by oil and gas properties. His experience includes review of title information on oil and gas leases, preparation of mortgage and other security documents, and preparation of complex credit agreements and other related documents. From 1961 through 1984, Mr. Dotson was employed with the Texas law firm of Foreman, Dyess, Prewett, Rosenberg & Henderson, which later became Foreman & Dyess. From 1984 through 1990, Mr. Dotson was employed with the law firm of Dotson, Babcock & Scofield. In addition to legal practice at Dotson, Babcock and Scofield, Mr. Dotson served as Managing Partner and a member of the Compensation Committee. After Dotson, Babcock & Scofield merged with Jackson Walker, LLP in 1990, Mr. Dotson continued his service until his retirement from the firm on January 1, 2008. During his tenure with Jackson Walker, a law firm of 350 attorneys located in seven Texas cities, he also served on the Management Committee, Compensation Committee, and Business Development Committee. Mr. Dotson received his Bachelor of Business Administration in 1957 and Juris Doctorate in 1961 from the University of Texas.

Dale B. Lavigne is Chairman of the Board and has served as a director of the Company since 1965. Mr. Lavigne served as the Company’s President from 1989 until December 2004. For the past 52 years, Mr. Lavigne has been the Chairman and a director of the Osburn Drug Company, Inc., a four-store chain of retail pharmacies in North Idaho. Mr. Lavigne is President and a director of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company. Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; former President of the Silver Valley Economic Development Corporation and a former member of the Governor’s Task Force on Rural Idaho. Mr. Lavigne is the father of Ronald D. Lavigne and the father-in-law of Thomas C. Kilbourne, our Controller and Assistant Corporate Secretary. Mr. Lavigne graduated from the University of Montana with a Bachelor of Science degree in pharmacy.

Ronald D. Lavigne has served as a member of the Board of Directors since July 1999. Mr. Lavigne is the President, Chief Executive Officer, and a director of the Lavigne Drug Group, where with his 30 years of experience in the practice of pharmacy and various capacities in managing the day-to-day operations of the Lavigne Drug Group, he is also responsible for the implementation of all the inventory technology advancements of the business. Mr. Lavigne also serves as President of the Idaho State Pharmaceutical Association. He also managed several local hospital pharmacies as well as consulted with long-term care facilities. Additionally, Mr. Lavigne is also a director of various other public non-reporting inactive mineral exploration companies. He is the son of Dale B. Lavigne and the brother-in-law of Thomas C. Kilbourne, our Controller and Assistant Corporate Secretary. Mr. Lavigne graduated from the University of Montana with a Bachelor of Science degree in pharmacy.

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007. He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008. Mr. Lindsey has over thirty years of technical and executive leadership in global exploration, production, technology, and business development. From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues. From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties. From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products. During his 27 year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development. Mr. Lindsey serves as Chairman of the Board of Directors of Revett Minerals Inc., a publicly-listed Canadian company with mining activities in Montana. He also serves as a director for Rock Energy Resources, Inc., a Houston-based oil and gas company, and formerly served as a director for Challenger Energy Corp., a Calgary-based oil and gas company. Mr. Lindsey is also the President and founder of Canadian Sahara Energy Inc., a private company. Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975. In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990. Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists and the Montana Mining Association.

James F. Meara has served as a member of the Board of Directors since March 2008. From 1980 through December 2007, Mr. Meara was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products. During his 27 year tenure with Marathon, Mr. Meara moved through a series of posts in the tax department, becoming manager of Tax Audit Systems and Planning in 1988, and in 1995 he was named Commercial Director of Sakhalin Energy in Moscow, Russia. In 2000, Mr. Meara served as Controller and was appointed to Vice President of Tax in January 2002, serving until his retirement in December 2007. He also serves as a director of Canadian Sahara Energy Inc., a private company. Mr. Meara holds a bachelor’s degree in accounting from the University of Kentucky and a master’s degree in business administration from Bowling Green State University, and is a member of the American Institute of Certified Public Accountants.

James F. Westmoreland was appointed President and Chief Executive Officer and director in October 2008. He also serves as interim principal finance and accounting officer. Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008. He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008. From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters. Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007. Mr. Westmoreland has over 30 years of experience in oil and gas accounting, finance, corporate compliance and governance, both in the public and private sector. He earned his Bachelor of Business Administration in accounting from the University of Houston.

When analyzing whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Governance Committee and the Board focus on the information as summarized in each of the Directors’ individual biographies set forth above.

In particular, the Governance Committee and the Board considered:

•	Mr. Dotson’s extensive legal career and knowledge of financing in the oil and gas industry.

•

Mr. Dale Lavigne’s 50 plus years of serving as Chairman and a director of the Osburn Drug Company, Inc., which contributes to his financial knowledge, experience, management leadership, and risk assessment along with his years of service on many public and private company boards, was a particular focus of the Board. Mr. Lavigne’s 46 year history with Daybreak, his knowledge, management and leadership expertise regarding the issues affecting the Company have been invaluable to the Board of Directors in overseeing the business affairs of our Company.

•

Mr. Ronald Lavigne’s role as President, Chief Executive Officer and a director of the Lavigne Drug Group, as well as his service on boards of various public non-reporting inactive mineral exploration companies, along with his leadership and management expertise, provide a valuable service to Daybreak’s Board. His 12 years of service on the Company’s Board and his in depth knowledge of the Company are also invaluable to the Board.

•

Mr. Lindsey’s successful 30 year career as a senior executive in the energy industry, his extensive knowledge of the industry and his active participation in energy related professional organizations are also valuable assets to the Board. His knowledge and expertise in the energy business and management leadership regarding the issues affecting our business have been invaluable to the Board of Directors in overseeing the business affairs of our Company. Further, the Committee believes that his extensive background and service with other public companies in the energy and mining sectors and his technical expertise provide the Board with superior leadership and decision making skills.

•

Mr. Meara’s education, executive leadership roles and 27 year work experience in finance, tax and accounting in the oil and gas industry provide the knowledge and financial expertise needed to serve on the Board and the Company’s audit committee.

•

Mr. Westmoreland’s over 30 year career in various financial and accounting capacities, including Vice President, Chief Accounting Officer, Controller and Corporate Secretary at a public oil and gas company along with his recent experience as President, Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company. The Board also considered his role in reorganizing the Company and his day to day management of the Company.

Family Relationships

Dale B. Lavigne and Ronald D. Lavigne are father and son. Thomas C. Kilbourne, Controller and Assistant Corporate Secretary, is Dale B. Lavigne’s son-in-law and Ronald D. Lavigne’s brother-in-law.

Executive Officers of Daybreak Oil and Gas, Inc.

Executive officers are elected annually by our Board and serve at the discretion of the Board. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an executive officer.

The following information concerns our named executive officers as of June 23, 2011, including the business experience of each during the past five years:

Name	Age	Executive Since	Office

James F. Westmoreland	55	2007	President and Chief Executive Officer
Robert N. Martin	56	2004	Senior Vice President, Exploration
Bennett W. Anderson	50	2006	Chief Operating Officer

James F. Westmoreland was appointed President and Chief Executive Officer and director in October 2008. He also serves as interim principal finance and accounting officer. Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008. He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008. From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters. Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007. Mr. Westmoreland has over 30 years of experience in oil and gas accounting, finance, corporate compliance and governance, both in the public and private sector. He earned his Bachelor of Business Administration in accounting from the University of Houston.

Robert N. Martin was appointed Senior Vice President, Exploration in December 2007, after resigning from his position as President. Prior to becoming the President of the Company in December 2004, Mr. Martin was the president of LongBow Energy Corporation from February 2003 until November 2004 and has 35 years of experience in the oil and gas industry. Mr. Martin served as a director of Daybreak from December 2004 to December 2007. Mr. Martin is President and a director of 413294 Alberta Ltd., a Calgary real estate and consulting firm, a director and consultant for RMJ, Inc., a privately held oil and gas company, a consultant for EFLO Overseas Inc. a publically held oil and gas company, and provides geological consulting to Apex Energy Consultants, Inc., a privately held engineering consulting firm. Mr. Martin also serves as a consultant to the Chief Operating Officer and as a Director of Brandenburg Metals, Inc., a public company listed on the TSX. Mr. Martin holds a Bachelor of Science in Geological Science from McGill University, and is a member of the Association of Professional Geologists, Geophysicists and Engineers of Alberta and a member of the Canadian Society of Petroleum Geologists.

Bennett W. Anderson was appointed Chief Operating Officer in 2006. Prior to that time, he was a private investor from 2002 - 2006. He served as a Senior Vice President with Novell, Inc. from 1998-2002. Mr. Anderson’s duties included product direction, strategy and market direction, and training and support for the field sales staff. From 1978 to 1982, Mr. Anderson worked as a rig hand and was involved in drilling over a dozen wells in North Dakota. He holds a Bachelor of Science from Brigham Young University in Computer Science and graduated with University Honors of Distinction.

Legal Proceedings

As of the date hereof, it is the opinion of management that there is no material proceeding to which any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party adverse to the registrant or any of its subsidiaries or has a material interest adverse to the registrant or any of its subsidiaries.

None of Daybreak’s current directors or Executive Officers has, during the past ten years:

a)

Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding;

c)

Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d)

Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of common stock on Forms 3, 4 and 5 with the SEC. Directors, officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of any forms that they file. We assist our directors and executive officers in complying with these requirements and are required to disclose in this Amendment No. 1 the failure to file these reports on behalf of any reporting person when due.

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports were timely filed during the fiscal year ended February 28, 2011.

Code of Ethics

Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers

All of our employees, officers and directors are required to comply with our Ethical Business Conduct Policy Statement to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct covers all areas of professional conduct including:

•	Conflicts of interest;

•	Customer relationships;

•	Insider trading of our securities;

•	Financial disclosure;

•	Protection of confidential information; and

•	Strict legal and regulatory compliance.

Our employees, officers and directors are required to certify their compliance with our Ethical Business Conduct Policy Statement once each year.

In addition to the Ethical Business Conduct Policy Statement, all members of our senior financial management, including our President and Chief Executive Officer, have agreed in writing to our Code of Ethics for Senior Financial Officers, which prescribes additional ethical obligations pertinent to the integrity of our internal controls and financial reporting process, as well as the overall fairness of all financial disclosures.

The full text of our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and are also available upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1012, Spokane, Washington 99201.

We intend to promptly disclose via a Current Report on Form 8-K or an update to our website information any amendment to, or waiver of, these codes with respect to our executive officers and directors.

Consideration of Nominees and Qualifications for Nominations to the Board of Directors

Our Corporate Governance Guidelines, which can be found under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com, contain Board membership criteria that apply to nominees recommended by the Nominating and Corporate Governance Committee (the “Governance Committee”) for a position on the Board. The Corporate Governance Guidelines state that the Board’s Governance Committee is responsible for making recommendations to the Board concerning the appropriate size and composition of the Board, as well as for recommending to the Board nominees for election or re-election to the Board. In formulating its recommendations for Board nominees, the Governance Committee will assess each proffered candidate’s independence and weigh his or her qualifications in accordance with the Governance Committee’s stated Qualifications for Nominations to the Board of Directors, which can be found under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com.

Audit Committee

The Audit Committee is responsible for monitoring the integrity of the Company’s financial reporting standards and practices and its financial statements, overseeing the Company’s compliance with ethics and legal and regulatory requirements, and selecting, compensating, overseeing and evaluating the Company’s independent registered public accountants.

During the fiscal year ended February 28, 2011, the Audit Committee met seven times. The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1012, Spokane, Washington 99201.

The Audit Committee’s purpose is to assist the Board in fulfilling its responsibility to oversee management activities related to accounting and financial reporting policies, internal controls, auditing practices and related legal and regulatory compliance. In that connection, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accountants for the purposes of preparing or issuing an audit report or performing other audit, review or attest services. The Audit Committee determines the independence of our independent registered public accountants, and our independent registered public accountants report directly to the Audit Committee, which also must review and pre-approve the current year’s audit and non-audit fees. The Audit Committee has the authority to select, retain and/or replace consultants to provide independent advice to the Committee.

The Audit Committee charter prescribes the Committee’s functions, which include the following:

•	Maintaining our compliance with legal and regulatory requirements relating to financial reporting accounting and controls;

•	Overseeing our whistleblower procedures;

•	Overseeing the pre-approval of audit fees;

•	Appointing and overseeing our independent registered public accountants;

•	Overseeing our internal audit function;

•	Overseeing the integrity of our financial reporting processes, including the Company’s internal controls;

•	Assessing the effect of regulatory and accounting initiatives, as well as any off-balance sheet structures, on our financial statements;

•	Reviewing our earnings press releases, guidance and SEC filings;

•	Overseeing our risk analysis and risk management procedures;

•	Resolving any disagreements between management and the independent registered public accountants regarding financial reporting;

•	Overseeing our business practices and ethical standards;

•	Preparing an audit committee report to be included in our public filings pursuant to applicable rules and regulations of the SEC.

Wayne G. Dotson, Dale B. Lavigne, Ronald D. Lavigne and James F. Meara serve on the Audit Committee. All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC, NYSE AMEX LLC requirements for Audit Committee service. The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Throughout this Amendment No. 1, named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2011, and our two most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2011. For the fiscal year ended February 28, 2011, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; Robert N. Martin, Senior Vice President, Exploration; and Bennett W. Anderson, our Chief Operating Officer. Executive officers are elected annually by our Board and serve at the discretion of the Board. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our named executive officers as of June 23, 2011.

Name	Age	Executive Since	Office

James F. Westmoreland	55	2007	President and Chief Executive Officer
Robert N. Martin	56	2004	Senior Vice President, Exploration
Bennett W. Anderson	50	2006	Chief Operating Officer

EXECUTIVE COMPENSATION

We currently qualify as a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies. The following Compensation Overview is not comparable to the “Compensation Discussion and Analysis” that is required of SEC reporting companies that are not smaller reporting companies.

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “named executive officers”, during the fiscal year ended February 28, 2011.

General Discussion of Executive Compensation

The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to our compensation philosophy. In doing so, the Compensation Committee reviews and approves on an annual basis the evaluation process and compensation structure for the Company’s named executive officers. The Committee reviews and recommends to the Board the annual compensation, including salary, and any incentive and/or equity-based compensation for such officers. The Committee also provides oversight of management’s decisions concerning the performance and compensation of other employees.

The current and future objectives of Daybreak’s compensation program are to keep compensation aligned with Daybreak’s cost structure, financial position, and strategic business and financial objectives. Daybreak’s financial position and its plans going forward are integral to the design and implementation of officer and employee compensation. Therefore, the Compensation Committee reviews the Company’s cash flow with the Chief Executive Officer, at a minimum on, an annual basis, in order to evaluate the current compensation program and its effects on the financial position of the Company. In deciding on the type and amount of compensation for each named executive officer, the Compensation Committee focuses on the market value of the role and pay of the individual, along with the Company’s cost structure and financial position.

Larger companies such as NYSE, AMEX or NASDAQ listed companies in the oil and gas industry have well pronounced trends in compensation, including cash and equity components. Daybreak competes with larger oil and gas companies that have substantially greater resources.

For the fiscal years ended February 28, 2010 and February 28, 2011, compensation to our named executive officers consisted primarily of base salaries. In April 2010, and again in June 2011, the Board, with the assistance of the Compensation Committee, reviewed the current compensation structure of the Company’s named executive officers. After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure. In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees. These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 12 of this Form 10-K/A.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our named executive officers during the fiscal years ended February 28, 2011 and February 28, 2010.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)

James F. Westmoreland(2)	February 28, 2011	150,000	(3)	—	—		—	150,000	(3)
President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer	February 28, 2010	154,167		—	50,000	(4)	—	204,167

Robert Martin(5)	February 28, 2011	87,000		—	—		—	87,000
Senior Vice President, Exploration	February 28, 2010	87,000		—	—		—	87,000

Bennett W. Anderson	February 28, 2011	89,400		—	7,000	(6)	—	96,400
Chief Operating Officer	February 28, 2010	92,450		—	—		—	92,450

(1)

Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures relating to service-based vesting. The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to the FASB ASC Topic 718 determined value. The fair value is calculated based on the closing price of our stock on the grant date. For a discussion of valuation assumptions, see “Note 11 - RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN” of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of the Form 10-K for the year ended February 28, 2011.

(2)

Mr. Westmoreland commenced his employment on December 14, 2007 as the Company’s interim Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in April 2008. He was appointed to the position of President and Chief Executive Officer of the Company in October 2008 and also continues to serve as the interim principal finance and accounting officer of the Company.

(3)

As a result of the Company’s limited available cash, Mr. Westmoreland has postponed salary payment until financing is in place. For the year ended February 28, 2011, Mr. Westmoreland’s salary consisted of $62,500 paid, and $87,500 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. Westmoreland’s salary is currently being accrued, but not paid until financing is obtained.

(4)

The Compensation Committee awarded Mr. Westmoreland 500,000 restricted shares as compensation for his past services as Executive Vice President and Chief Financial Officer of the Company for the fiscal year ended February 28, 2009. On the grant date of April 7, 2009, the closing price of our stock was $0.10 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3% each year. In accordance with the award, on April 7, 2010, 166,666 shares were vested. The remaining 333,334 restricted shares are subject to restrictions that expire as follows: 166,667 shares in 2011; and 166,667 shares in 2012. The 2009 Plan is described below, under the heading “Equity Compensation Plan Information”.

(5)	Payments for Mr. Martin’s services, which are on a part time basis, are paid directly to 413294 Alberta Ltd., a private Canadian consulting firm.

(6)

The Compensation Committee awarded restricted shares to four Daybreak employees, including 100,000 restricted shares to Mr. Anderson. On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years at a rate of 25% each year. The 2009 Plan is described below under the heading “Equity Compensation Plan Information”.

Narrative Disclosure to Summary Compensation Table

Base Salaries

In April 2010, and again in June 2011, the Board, with the assistance of the Compensation Committee, reviewed the current compensation structure of the Company’s named executive officers. After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure.

As a result of the Company’s limited available cash, Mr. Westmoreland has postponed salary payment until financing is in place. For the year ended February 28, 2011, Mr. Westmoreland’s salary consisted of $62,500 paid, and $87,500 accrued. The liability is recorded on the balance sheet under accrued liabilities. Mr. Westmoreland’s salary is currently being accrued, but not paid until financing is obtained.

On April 6, 2009, after reviewing the Company’s cost structure and financial position, the Board, with the assistance of the Compensation Committee, approved a reduction of the base salaries of the Company’s named executive officers. Effective April 1, 2009, the salary of James F. Westmoreland, President and Chief Executive Officer, was reduced by 25% to $150,000. The salaries of Robert N. Martin, Senior Vice President – Exploration, and Bennett W. Anderson, Chief Operating Officer, were reduced by 50% to $87,000 and $63,000, respectively. Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month.

Equity Compensation Plan Information

Effective April 6, 2009, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company. There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding our outstanding restricted stock awards held by our named executive officers at the end of the fiscal year ended February 28, 2011. The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

	Stock Awards

Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

James F. Westmoreland President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer	333,334	(1)	40,000	(2)

Robert Martin Senior Vice President, Exploration	—		—

Bennett W. Anderson Chief Operating Officer	100,000	(3)	12,000	(2)

(1)

On April 6, 2009, the Compensation Committee approved an award to Mr. Westmoreland of 500,000 shares of restricted common stock of the Company, with a grant date of April 7, 2009, as further compensation for his past services, as discussed in detail under the heading “Narrative Disclosure to Summary Compensation Table - Base Salaries; Compensation for Past Services”, beginning on page 14. These shares of restricted stock were awarded pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3%. In accordance with the award, on April 7, 2010, 166,666 shares were vested. The remaining 333,334 restricted shares are subject to restrictions that expire as follows: 166,667 shares in 2011; and 166,667 shares in 2012.

(2)

Amount reflects the aggregate value of the shares that have not vested using the closing market price of the Company’s stock at the end of the last completed fiscal year. On February 28, 2011, the closing price of our stock was $0.12.

(3)

The Compensation Committee awarded restricted shares to four Daybreak employees, including 100,000 restricted shares to Mr. Anderson. On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years at a rate of 25% each year. The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 12.

Compensation for Past Services

On October 20, 2008, the Board appointed James F. Westmoreland to the position of President and Chief Executive Officer of the Company. Mr. Westmoreland stepped down from his role as Executive Vice President and Chief Financial Officer of the Company, but continues to serve as the interim principal finance and accounting officer of the Company. In connection with Mr. Westmoreland’s appointment as President and Chief Executive Officer, the Compensation Committee approved an annual salary payable to him of $200,000, retroactive to October 1, 2008. As Mr. Westmoreland previously served as an officer of the Company without compensation, the Compensation Committee also awarded a cash bonus of $150,000 to Mr. Westmoreland in recognition of his past services. As further compensation for his services during the fiscal year ended February 28, 2009, the Compensation Committee agreed to award Mr. Westmoreland shares of common stock of the Company, in an amount to be determined. Subsequently, on April 6, 2009, the Compensation Committee approved an award to Mr. Westmoreland of 500,000 shares of restricted common stock of the Company, with a grant date of April 7, 2009.

Other: Securities Trading

We have a policy that executive officers and directors may not purchase or sell exchange traded options to sell or buy Daybreak stock (“puts” and “calls”), engage in short sales with respect to Daybreak stock or otherwise hedge equity positions in Daybreak (e.g., by buying or selling straddles, swaps or other derivatives).

Executive Employment Agreements

Our employees, including our named executive officers, are employed at will and do not have employment agreements. Our Compensation Committee believes that employment agreements encourage a short-term rather than long-term focus, provide inappropriate security to the executives and employees and undermine the team spirit of the organization.

Payments Upon Termination or Change in Control

We do not have any agreements with any of our named executive officers that affect the amount paid or benefits provided following termination or a change in control.

Pension Plan Benefits

The Company does not have any pension plans that oblige the Company to make payments or provide benefits at, following or in connection with retirement of its Directors, Officers or employees.

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year. Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers for the fiscal year ended February 28, 2011.

Stock Compensation Expense

Stock awards are accounted for under FASB ASC 718, “Stock Compensation.” Under ASC 718, compensation for all share-based payment awards is based on estimated fair value at the grant date. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods, if any.

DIRECTOR COMPENSATION

The Board has adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) under which it compensates directors that are not employees of the Company.

Effective as of October 20, 2008, each director who is not an employee or officer of the Company (“non-employee director”) receives an annual cash retainer of $9,000. Each non-employee director also receives $500 per Board meeting attended and $500 per committee meeting attended. Additionally, the chairman of the Audit Committee receives an additional annual retainer of $1,500 and all other committee chairmen receive an additional $750 annual retainer. Director fees are paid in cash on a quarterly basis. Additionally, directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

In addition to cash fees, effective as of April 6, 2009, non-employee directors receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon election to the Board. Additionally each non-employee director receives 5,000 restricted shares annually, granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan. Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board. The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

On July 22, 2010, pursuant to our Director Compensation Policy, each non-employee director received 5,000 restricted shares, granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan. On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board. The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 12 of this Form 10-K/A.

The Compensation Committee periodically reviews our director compensation practices. The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings. The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2011.(1)

Name	Fees Earned or Paid in Cash(2) ($)		Stock Awards(3), (4) ($)		All other compensation ($)	Total ($)

Wayne G. Dotson	17,000	(5)	350	(3)	—	17,350	(5)

Dale B. Lavigne	19,250	(6)	350	(3)	—	19,600	(6)

Ronald D. Lavigne	17,750	(7)	350	(3)	—	18,100	(7)

Timothy R. Lindsey	12,000	(8)	350	(3)	—	12,350	(8)

James F. Meara	20,000	(9)	350	(3)	—	20,350	(9)

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2010. Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, during the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until financing is in place.

(3)

The amounts included in the Stock Awards column represent the aggregate grant date fair value of the awards made to non-employee directors computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation.” The value ultimately realized by the director upon the actual vesting of the award(s) may or may not be equal to the FASB ASC Topic 718 determined value. For a discussion of valuation assumptions, see “Note 11 - RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN” of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of the Form 10-K for the fiscal year ended February 28, 2011.

(4)

In addition to cash fees, effective as of April 6, 2009, each non-employee director receives 5,000 restricted shares annually under our Director Compensation Policy and pursuant to the 2009 Plan. Restricted shares granted to non-employee directors are restricted until the earlier of three years or immediately upon termination by reason of death, disability or retirement from the Board. The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board. On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3% each year. The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 12. The Director Compensation Policy is described under the heading “Director Compensation” on page 15.

(5)

For the year ended February 28, 2011, Mr. Dotson’s fees consisted of $11,750 paid, and $5,250 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. Dotson’s fees are currently being accrued but not paid until financing is in place.

(6)

For the year ended February 28, 2011, Mr. D. Lavigne’s fees consisted of $4,937.50 paid, and $14,312.50 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. D. Lavigne’s fees are currently being accrued but not paid until financing is in place.

(7)

For the year ended February 28, 2011, Mr. R. Lavigne’s fees consisted of $4,437.50 paid, and $13,312.50 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. R. Lavigne’s fees are currently being accrued but not paid until financing is in place.

(8)

For the year ended February 28, 2011, Mr. Lindsey’s fees consisted of $2,750 paid, and $9,250 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. Lindsey’s fees are currently being accrued but not paid until financing is in place.

(9)

For the year ended February 28, 2011, Mr. Meara’s fees consisted of $5,125 paid, and $14,875 accrued. This liability is recorded on our balance sheet under accrued liabilities. Mr. Meara’s fees are currently being accrued but not paid until financing is in place.

REPORT OF THE COMPENSATION COMMITTEE

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 28, 2011. The Company has not awarded any restricted stock units. The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	3,000,000	$0.10	1,000,000	(2)

Total	3,000,000	$0.10	1,000,000	(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 12.

(2)

Reflects initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the Director Compensation plan for the years ended February 28, 2011 and 2010 respectively, as described in detail under the heading “Director Compensation”, beginning on page 15.

Security Ownership of Certain Beneficial Owners and Management

Our largest principal beneficial shareholder, and eight directors and officers of the Company, together own and control about 19% percent of our outstanding common stock.

Our shareholders do not have the right to cumulative voting in the election of our directors. Cumulative voting could allow a minority group to elect at least one director to our Board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Conversely, if our principal beneficial shareholders and directors wish to act in concert, they would be able to vote to appoint directors of their choice, and otherwise directly or indirectly control the direction and operation of the Company.

As of June 23, 2011, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 11; and (iv) all of the current directors and executive officers of Daybreak as a group. The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address. Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)		Warrants Currently Exercisable or Exercisable Within 60 Days(3)		Total Beneficial Holdings	Percent of Class*

Common Stock(4)	Keith A. Hooper(5)	3,176,077		—		3,176,077	6.5
	1529 W. Adams St.
	Chicago, IL 60607

	Dale B. Lavigne,Chairman of the Board	1,032,555	(6)	—		1,032,555	2.1
	Timothy R. Lindsey, Director	910,000	(7)	—		910,000	1.9
	Ronald D. Lavigne, Director	855,414	(6)	—		855,414	1.8
	Wayne G. Dotson, Director	160,000	(8)	—		160,000	*
	James F. Meara, Director	160,000	(8)	—		160,000	*
	Robert Martin, Senior Vice President, Exploration	1,380,000	(9)	—		1,380,000	2.8
	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	(10)	500,000	(11)	1,100,000	2.2
	Bennett W. Anderson, Chief Operating Officer	400,000	(12)	—		400,000	*
	All (8) directors and executive officers as a group	5,497,969		—		5,997,969	12.2

Series A Convertible Preferred Stock(13)	William Hieronymus 15 Reservoir Rd. Wayland, MA 01778	75,000		—		75,000	8.3
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667		—		66,667	7.4
	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333		—		58,333	6.4

*	Percent of class is shown only for holdings of 1% or more.

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers which have voting power and/or the power to dispose of such shares. Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days.

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days.

(4)	Based upon 48,791,599 shares of common stock outstanding as of June, 23, 2011 entitled to one vote per share.

(5)

Based on the last known information verified by Mr. Hooper, and includes 2,936,077 shares held directly or as a trustee by Mr. Hooper; and 240,000 shares held indirectly by Hooper Group, a company controlled by Mr. Hooper.

(6)

Includes 75,001 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 3,333 shares in 2011; 70,001 shares in 2012; and 1,667 shares in 2013. In accordance with the award, on April 7, 2011, 66,667 shares were vested.

(7)

Includes 241,668 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 3,333 shares in 2011; 236,668 shares in 2012; and 1,667 shares in 2013. In accordance with the award, on April 7, 2011, 233,333 shares were vested.

(8)

Includes 58,334 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 3,333 shares in 2011; 53,334 shares in 2012; and 1,667 shares in 2013. In accordance with the award, on April 7, 2011, 50,000 shares were vested.

(9)	Mr. Martin’s shares are held by 413294 Alberta Ltd., a Canadian Company, that is controlled by Mr. Martin.

(10)	Includes 166,667 shares of restricted stock (with sole voting power) subject to restrictions expiring in 2012. In accordance with the award, on April 7, 2011, 166,667 shares were vested.

(11)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(12)

Includes 100,000 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 25,000 shares in 2011; 25,000 shares in 2012; 25,000 shares in 2013; and 25,000 shares in 2014.

(13)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares. Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time. As of June 23, 2011, 906,565 shares of Daybreak Series A Convertible Preferred stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

The Board adopted a policy prescribing procedures for review, approval and monitoring of transactions involving Daybreak and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of our outstanding stock). The Policy Statement Regarding Related Party Transactions of Daybreak Oil and Gas, Inc. (“Related Party Transactions Policy”) supplements the conflict of interest provisions in our Ethical Business Policy Conduct Statement and Corporate Governance Guidelines. The Board has determined that the Governance Committee is best suited to review and consider for approval related party transactions, although the Board may instead determine that a particular related party transaction be reviewed and considered for approval by a majority of disinterested directors.

The Related Party Transactions Policy, as amended and restated in February 2009, covers any related person transaction that involves amounts exceeding $50,000 in which a related person has a direct or indirect material interest. In addition, the new Related Party Transactions Policy applies specifically to transactions involving Daybreak and any of the following:

(1)	all officers;

(2)	directors and director nominees;

(3)	5% shareholders;

(4)

immediate family members of the foregoing individuals (broadly defined to include any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law);

(5)	any entity controlled by any of the individuals in (1), (2), (3) or (4) above (whether through ownership, management authority or otherwise); and

(6)

certain entities at which any of the individuals in (1), (2), (3) or (4) above is employed (generally, if the individual employed is directly involved in the negotiation of the transaction, has or shares responsibility at such entity for such transaction, or might receive compensation tied to such transaction).

During the fiscal year ended February 28, 2011, we had the following related party transaction:

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

Mr. Westmoreland, President and Chief Executive Officer, participated in the offering, purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock. The Board established a Special Committee comprised of disinterested members to perform extensive due diligence for terms, conditions and provisions for a Private Placement providing for the issuance of Notes to accredited investors. The Special Committee’s duties were to assist the Board in making a fair transaction for the Company’s shareholders and investors. Mr. Westmoreland’s participation in the offering was reviewed and approved by the Special Committee of the Board, and the full Board of Directors, in advance of his participation. The terms and conditions of the Note and Warrant issued to Mr. Westmoreland are identical to the terms and conditions of the Notes and Warrants of all the other participants in the offering.

Director Independence

Independence of Board Members

We seek individuals who are able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward.

The Governance Committee is delegated with the responsibility to review the independence and qualifications of each member of the Board and its various Committees. Directors are deemed independent only if the Board affirmatively determines that they have no material relationship with Daybreak, directly, or as an officer, shareowner or partner of an organization that has a relationship with us.

The Company has adopted the standards of NYSE Amex LLC for determining the independence of its directors. The Company is not listed on NYSE Amex LLC and is not subject to the rules of NYSE Amex LLC but applies the rules established by NYSE Amex LLC to establish director independence.

These independence standards specify the relationships deemed sufficiently material to create the presumption that a director is not independent. No director qualifies as independent unless the Company’s Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, Section 803A of the NYSE Amex LLC Company Guide (and related commentary) sets forth the following non-exclusive list of persons who shall not be considered independent:

(a)

a director who is, or during the past three years was, employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

(b)

a director who accepted or has an immediate family member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

	(i)	compensation for Board or Board committee service,

	(ii)	compensation paid to an immediate family member who is an employee (other than an executive officer) of the Company,

	(iii)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or

	(iv)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(c)	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

(d)

a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

(e)

a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity; or

(f)

a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Directors serving on the Company’s audit committee must also comply with the additional, more stringent requirements set forth in Section 803B of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that five of the current directors, Messrs. Wayne G. Dotson, Dale B. Lavigne, Ronald D. Lavigne, Timothy R. Lindsey, and James F. Meara are independent. Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2011 and February 28, 2010:

Services Rendered	Fees Billed FY 2011	Fees Billed FY 2010

Audit fees	$89,650	$95,194
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$89,650	$95,194

The Audit Committee has reviewed the nature and scope of the services provided by MaloneBailey and considers the services provided to have been compatible with the maintenance of MaloneBailey’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted guidelines for the pre-approval of audit and permitted non-audit services by our independent registered public accountants. The Audit Committee considers annually and approves the provision of audit services by our independent registered public accountants and considers and pre-approves the provision of certain defined audit and non-audit services. The Audit Committee also considers on a case-by-case basis and approves specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chairman of the Audit Committee. The Chairman of the Audit Committee reports any specific approval of services at the next regular Audit Committee meeting. The Audit Committee reviews a summary report detailing all services being provided to Daybreak by its independent registered public accountants. All of the fees and services described above under “audit fees,” “audit-related fees,” “tax fees” and “all other fees” were pre-approved in accordance with the Audit Fee Pre-Approval Policy and pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01	Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 17, 2009 (18)

3.02	Amended and Restated Bylaws (1)

4.01	Specimen Stock Certificate (2)

4.02	Designations of Series A Convertible Preferred Stock (3)

4.03	Warrant for the purchase shares of Common Stock, March 2006 private placement (4)

4.04	Registration rights agreement, March 2006 private placement (4)

4.05	Warrant for the purchase shares of Common Stock, July 2006 private placement (5)

4.06	Registration rights agreement, July 2006 private placement (5)

4.07	Additional warrant to purchase shares of Common Stock associated with the Spring 2006 and the July 2006 private placement offerings (2)

4.08	2009 Restricted Stock and Restricted Stock Unit Plan (6)*

4.09	Form of Restricted Stock Award Agreement (6)*

4.10	Form of Restricted Stock Unit Award Agreement (6)*

4.11	Form of 12% Subordinated Note due 2015 (17)

4.12	Form of Warrant in connection with 12% Subordinated Notes (17)

10.01	Development agreement with Chicago Mill Joint Venture for Louisiana project (7)

10.02	Prospect review and non-competition agreement for California project (7)

10.03	Joint Venture Agreement with Nomad Hydrocarbons, Ltd. for California project (7)

10.04	Prospect review agreement for California project (7)

10.05	Development agreement with Vision Exploration for Krotz Springs 3D Prospect (7)

10.06	Subscription agreement and letter of investment intent, March 2006 private placement (4)

10.07	Pipeline license agreement for Tuscaloosa project in Louisiana (7)

10.08	Subscription agreement and letter of investment intent, July 2006 private placement (5)

10.09	Purchase of additional mineral interest in Tuscaloosa project in Louisiana (8)

10.10	Farmout agreement with Monarch Gulf Exploration, Inc. (9)

10.11	Oil and gas lease with Anadarko E&P Company, L.P. (10)

10.12	Drilling contract with Energy Drilling for two wells in Louisiana (11)

10.13	Seismic Option Farmin Agreement with Chevron U.S.A. (12)

10.14	Joint Development Participation Agreement for Tuscaloosa project in Louisiana (13)

10.15	Purchase and Sale Agreement with Lasso Partners, LLC (14)

10.16	Letter of Agreement to amend the Purchase and Sale Agreement with Lasso Partners, LLC (15)

10.17	Purchase of Tuscaloosa interest from Kirby Cochran (14)

10.18	Purchase of Tuscaloosa interest from 413294 Alberta Ltd. (Robert N. Martin) (14)

10.19	Purchase of Tuscaloosa interest from Tempest Energy, Inc (Eric L. Moe) (14)

10.20	Letter of Agreement on North Shuteston Assignment of Interest (14)

10.21	Exchange Option Agreement with O&G Energy Partners and San Joaquin Investments, Inc. (16)

10.22	Form of Subscription Agreement (17)

10.23	Purchase and Sale Agreement with Arabella Enterprises for the sale of working interest in the East Gilbertown Field in Alabama (18)

10.24	Partial Release of Production Payment between O&G Energy Partners, LLC and Daybreak Oil and Gas, Inc. (18)

10.25	Asset Sale and Purchase Agreement with Chevron U.S.A. Inc. effective July 1, 2010 (19)

10.26	Assignment of Oil and Gas Leases and Agreements Among Chevron U.S.A. Inc., San Joaquin Investments, Inc. and Daybreak Oil & Gas, Inc. (19)

10.27	Bill of Sale among Chevron U.S.A. Inc., San Joaquin Investments, Inc. and Daybreak Oil & Gas, Inc. (19)

10.28	Secured Convertible Promissory Note from Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.29	Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.30	Technical and Consulting Services Agreement between Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.31	Assignment of Net Profits Interest from Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.32	Non-Employee Director Compensation Policy (22)*

23.1	Consent of Lonquist & Co. LLC. (21)

23.2	Consent of MaloneBailey, LLP (21)

31.1	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

32.1	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

99.1	Reserves Report of Lonquist & Co. LLC, independent petroleum engineering consulting firm, as of March 1, 2011. (21)

(1)	Previously filed as exhibit to Form 8-K on April 9, 2008, and incorporated by reference herein.

(2)	Previously filed as exhibits to Form 10-K on May 28, 2009, and incorporated by reference herein.

(3)

Previously filed as exhibit to Form SB-2 on July 18, 2006, and incorporated by reference herein. (filed as part of the Articles of Amendment to the Articles of Incorporation of Daybreak Oil & Gas, Inc. dated June 30, 2006.)

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.

(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.

(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.

(7)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.

(8)	Previously filed as exhibit to Form 8-K on September 28, 2006, and incorporated by reference herein.

(9)	Previously filed as exhibit to Form 8-K on October 26, 2006, and incorporated by reference herein.

(10)	Previously filed as exhibit to Form 8-K on November 7, 2006, and incorporated by reference herein.

(11)	Previously filed as exhibit to Form 8-K on November 17, 2006, and incorporated by reference herein.

(12)	Previously filed as exhibit to Form 8-K on July 16, 2007, and incorporated by reference herein.

(13)	Previously filed as exhibit to Form 8-K on July 20, 2007, and incorporated by reference herein.

(14)	Previously filed as exhibits to Form 10-KSB filed on May 27, 2008, and incorporated by reference herein.

(15)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.

(16)	Previously filed as exhibit to Form 8-K on June 16, 2009, and incorporated by reference herein.

(17)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.

(18)	Previously filed as exhibit to Form 10-K on May 28, 2010, and incorporated by reference herein.

(19)	Previously filed as exhibit to Form 10-Q on October 15, 2010, and incorporated by reference herein.

(20)	Previously filed as exhibit to Form 8-K on September 23, 2010, and incorporated by reference herein.

(21)	Previously filed as exhibit to Form 10-K on May 27, 2011, and incorporated by reference herein.

(22)	Filed herewith.

* Contract or compensatory plan or arrangement in which directors and/or officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND

James F. Westmoreland, its
President, Chief Executive Officer and interim principal finance and accounting officer
Date: June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ DALE B. LAVIGNE

	James F. Westmoreland		Dale B. Lavigne
	Director / President and Chief Executive Officer		Director / Chairman
	Date: June 27, 2011		Date: June 27, 2011

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ WAYNE G. DOTSON

	Timothy R. Lindsey		Wayne G. Dotson
	Director		Director
	Date: June 27, 2011		Date: June 24, 2011

By:	/s/ RONALD D. LAVIGNE	By:	/s/ JAMES F. MEARA

	Ronald D. Lavigne		James F. Meara
	Director		Director
	Date: June 27, 2011		Date: June 27, 2011