Form 10-Q
period 2011-08-31
DAYBREAK OIL & GAS INC
filed 2011-10-17
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
OR
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

At October 14, 2011 the registrant had 45,787,769 outstanding shares of $0.001 par value common stock.

	TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements...	3

	Balance Sheets at August 31, 2011 and February 28, 2011 (Unaudited)...................................................................................................................................................................	3

	Statements of Operations for the Three and Six Months Ended August 31, 2011 and August 31, 2010 (Unaudited)....................................................................................................	4

	Statements of Cash Flows for the Six Months Ended August 31, 2011 and August 31, 2010 (Unaudited)...................................................................................................................	5

	Notes to Unaudited Financial Statements...	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................................................................................................................................	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk................................................................................................................................................................................	26

ITEM 4.	Controls and Procedures...	26

	PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings...	27

ITEM 1A.	Risk Factors...	27

ITEM 6.	EXHIBITS...	28

	Signatures...	29

DAYBREAK OIL AND GAS, INC.
Balance Sheets - Unaudited

	As of August 31,	As of February 28,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,441	$57,380
Accounts receivable:
Oil and gas sales	214,644	185,836
Joint interest participants, net of allowance for doubtful accounts of $33,346	119,529	163,551
Production revenue receivable	25,000	25,000
Loan commitment refund and other receivables	212,565	91,632
Prepaid expenses and other current assets	18,560	69,876
Total current assets	608,739	593,275
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, net of $1,023,992 and $871,666, respectively, successful efforts method
Proved properties	1,709,865	1,837,431
Unproved properties	449,251	452,570
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $31,329	-	-
PRODUCTION REVENUE RECEIVABLE -LONG TERM	325,000	325,000
OTHER ASSETS	105,222	104,904
Total assets	$3,198,077	$3,313,180
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,658,804	$1,790,382
Accounts payable - related parties	299,988	156,370
Accrued interest	6,064	5,477
Notes payable, net of discount of $-0- and $30,105, respectively	750,000	719,895
Notes payable- related party	200,000	-
Total current liabilities	2,914,856	2,672,124
LONG TERM LIABILITIES:
Notes payable, net of discount of $90,208 and $99,106, respectively	504,792	495,894
Asset retirement obligation	57,090	55,122
Total liabilities	3,476,738	3,223,140
COMMITMENTS
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - 10,000,000 shares authorized, $0.001 par value	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends, 906,565 shares issued and outstanding	907	907
Common stock- 200,000,000 shares authorized, $0.001 par value, 48,787,769 and 48,791,599 shares issued and outstanding, respectively	48,788	48,792
Additional paid-in capital	22,492,481	22,447,250
Accumulated deficit	(22,820,837)	(22,406,909)
Total stockholders’ equity (deficit)	(278,661)	90,040
Total liabilities and stockholders' equity (deficit)	$3,198,077	$3,313,180

DAYBREAK OIL AND GAS, INC.
Statements of Operations - Unaudited
	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2011	2010	2011	2010
REVENUE:
Oil and gas sales	$331,684	$307,006	$712,041	$500,057

OPERATING EXPENSES:
Production expenses	59,071	12,988	99,843	48,931
Exploration and drilling	29,986	71,463	55,788	144,283
Depreciation, depletion, amortization, and impairment	75,337	121,770	154,908	237,057
Gain on write-off of asset retirement obligation	-	-	-	(8,324)
General and administrative	368,184	444,141	698,316	799,893
Total operating expenses	532,578	650,362	1,008,855	1,221,840
OPERATING LOSS	(200,894)	(343,356)	(296,814)	(721,783)

OTHER INCOME (EXPENSE):
Interest income	159	493	328	1,680
Interest expense	(58,747)	(23,420)	(117,442)	(46,661)
Total other income (expense)	(58,588)	(22,927)	(117,114)	(44,981)
LOSS FROM CONTINUING OPERATIONS	(259,482)	(366,283)	(413,928)	(766,764)
DISCONTINUED OPERATIONS
Income from discontinued operations (net of tax of $ -0-)	-	40	-	731
Gain (loss) from sale of oil and gas properties (net of tax of $ -0-)	-	(3,868)	-	10,226
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(3,828)	-	10,957

NET LOSS	(259,482)	(370,111)	(413,928)	(755,807)
Cumulative convertible preferred stock dividend requirement	(41,139)	(43,967)	(82,278)	(89,726)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(300,621)	$(414,078)	$(496,206)	$(845,533)
NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Income (loss) from discontinued operations	-	-	-	-
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	48,791,516	48,070,962	48,791,557	47,927,501

DAYBREAK OIL AND GAS, INC.
Statements of Cash Flows - Unaudited

	Six Months Ended August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(413,928)	$(755,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	45,610	42,898
Gain on write-off of asset retirement obligation	-	(8,324)
Gain on sale of oil and gas properties	-	(10,226)
Depreciation, depletion, and impairment expense	154,908	237,057
Amortization of debt discount	39,003	7,553
Amortization of loan origination fees	11,875	-
Bad debt expense (recovery)	-	(5,047)
Non-cash interest income	(318)	(1,680)
Warrant expense for services	-	14,600
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(28,808)	79,378
Accounts receivable - joint interest participants	44,022	(224,541)
Receivables associated with assets held for sale	-	303,097
Accounts receivable - other	79,067	-
Prepaid expenses and other current assets	39,441	2,485
Other assets	-	299,421
Accounts payable and other accrued liabilities	(25,758)	162,622
Accounts payable - related parties	143,618	12,546
Accrued interest	587	1,060
Net cash provided by operating activities	89,319	157,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(128,258)	(417,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	30,000
Proceeds from issuance of notes payable – related parties	200,000	-
Payment to escrow for loan commitment	(200,000)	-
Net cash provided by financing activities	-	30,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,939)	(230,572)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,380	247,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,441	$17,379
CASH PAID FOR:
Interest	$40,353	$38,048
Income taxes	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$5,314	$93,086
Addition to asset retirement obligation	$605	$7,584
Discount on notes payable - Long term	$8,897	$5,284
Conversion of preferred stock to common stock	$-	$96

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2012.

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

NOTE 2 — GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended August 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of August 31, 2011 has an accumulated deficit of $22,820,837 and a working capital deficit of $2,306,117 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company does have positive cash flow from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.

The Company’s financial statements as of August 31, 2011 do not include any adjustments that might result from the inability to implement or execute the plans to improve its ability to continue as a going concern.

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

NOTE 4 — CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.  Allowances for doubtful accounts at August 31, 2011 and February 28, 2011 relate to amounts due from joint interest owners of projects in which the Company no longer participates.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At August 31, 2011, one customer represented 100% of crude oil sales receivable.

NOTE 5 — OIL AND GAS PROPERTIES

Oil and gas property balances at August  31, 2011 and February 28, 2011 are set forth in the table below.

	August 31, 2011	February 28, 2011
Proved leasehold costs	$8,975	$8,975
Unproved leasehold costs	449,251	452,570
Costs of wells and development	443,305	422,702
Capitalized exploratory well costs	2,234,273	2,229,511
Capitalized asset retirement costs	47,304	47,909
Total cost of oil and gas properties	3,183,108	3,161,667
Accumulated depletion, depreciation,	(1,023,992)	(871,666)
amortization and impairment
Net Oil and Gas Properties	$2,159,116	$2,290,001

NOTE 6 —  ACCOUNTS PAYABLE

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project’s four earning wells.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Approximately $317,034 of the $1.5 million default remains unpaid and is included in the August 31, 2011 accounts payable balance.

NOTE 7 — NOTES PAYABLE

Short-Term

On September 17, 2010, the Company exercised a preferential right to acquire an additional 16.67% working interest in its East Slopes Project from another working interest owner.  The Company financed the additional working interest purchase by issuing, to a third party, a one-year convertible secured promissory note for the principal amount of $750,000 (the “Wells Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.  Interest expense related to the Well Works Loan for the six months ended August 31, 2011 was $37,500.

The third party may convert up to 50% of the unpaid principal balance into the Company’s Common Stock at a conversion price of $0.16 per share at any time prior to the Well Works Loan being paid in full.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in the Company’s East Slopes Project Furthermore, as a condition precedent to the Well Works Loan, the Company entered into a Technical and Consulting Services Agreement with the third party, whereby the Company will provide operating, engineering and technical consulting to the third party for a one-year period for the purpose of evaluating 22 wells in Hutchinson County, Texas for the third party.

The Company also issued 250,000 shares of the Company’s Common Stock to the third party as a loan origination fee.  The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the term of the Wells Works Loan.  Amortization expense for the six months ended August 31, 2011 amounted to $11,875. The loan origination fees were fully amortized as of August 31, 2011.

As additional consideration for the Wells Works Loan, the Company executed an Assignment of Net Profits Interest in favor of the third party, whereby the Company assigned two percent of the net profits realized by the Company on its leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and has been recognized as a discount to the debt.  The debt discount was deferred and fully amortized over the term of the Wells Works Loan.  Amortization expense for the six months ended August 31, 2011 amounted to $30,105. The debt discount was fully amortized as of August 31, 2011.

The Company analyzed the Wells Works Loan for derivative accounting consideration and determined that derivative accounting does not apply to this instrument.

Short-Term (Related Party)

On June 20, 2011, the Company issued a $200,000 non-interest bearing note from the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by the Company its President.  The Company and its President have agreed that repayment will be made upon the successful completion of financing.

Proceeds from the note were used to meet the escrow requirement on a loan commitment.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

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

Two Common Stock purchase warrants were issued for every dollar raised through the private placement resulting in 1,190,000 warrants being issued. The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the six months ended August 31, 2011 was $8,898.  Unamortized debt discount amounted to $90,209 as of August 31, 2011.

The Company analyzed the Notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 8 — STOCKHOLDERS EQUITY DEFICIT

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value, of which 906,565 shares were issued and outstanding as of August 31, 2011.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.

During the three and six months ended August 31, 2011, there were no conversions of Series A Preferred to the Company’s Common Stock.

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of August 31, 2011, accumulated and unpaid dividends amounted to $1,053,950.  Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of August 31, 2011.

Dividends earned on the Series A Preferred for each fiscal year since issuance and the six months ended August 31, 2011 are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends

February 28, 2007	100	$155,333
February 29, 2008	90	242,165
February 28, 2009	78	209,974
February 28, 2010	74	190,460
February 28, 2011	70	173,740
Six Months Ended August 31, 2011	70	82,278
Total Accumulated Dividends		$1,053,950

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock, of which 48,787,769 shares were issued and outstanding as of August 31, 2011. For the three and six months ended August 31, 2011, no shares of the Company’s Common Stock were issued.  However, 3,830 shares of the Company’s Common Stock relating to the 2009 Stock Plan were returned to the Company during the three months ended August 31, 2011 as discussed in Note 10 below.

NOTE 9 —  WARRANTS

Warrants outstanding and exercisable as of August 31, 2011 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Placement agent warrants - Spring 2006 PP	802,721	$0.75	1.75	802,721
Placement agent warrants - Spring 2006 PP	401,361	$2.00	1.75	401,361
Placement agent warrants - July 2006 PP	419,930	$1.00	2.00	419,930
Convertible debenture term extension	150,001	$2.00	0.25	150,001
12% Subordinated Note warrants	1,190,000	$0.14	3.25	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	3.75	150,000
	3,114,013			3,114,013

There were no warrants issued or exercised during the three and six months ended August 31, 2011.  For the six months ended August 31, 2011, a total of 6,813,132 warrants expired.  These warrants were issued to accredited investors in private placements of the Company’s Common Stock Series A Preferred that occurred in the Spring of 2006 and July of 2006, respectively.

The outstanding warrants as of August 31, 2011, have a weighted average exercise price of $0.74, a weighted average remaining life of 2.38 years, and an intrinsic value of $-0-.

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

For the six months ended August 31, 2011, an aggregate of 912,499 shares vested and 3,830 shares were returned to the 2009 Plan.  At August 31, 2011, a total of 1,003,830 Common Stock shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan activity is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the six months ended August 31, 2011, the Company recognized compensation expense related to the above restricted stock grants of $45,609.  Unamortized compensation expense amounted to $87,688 as of August 31, 2011.

NOTE 11 —  INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	August 31, 2011	August 31, 2010
Computed at U.S. and state statutory rates (40%)	$ (165,571)	$ (302,323)
Permanent differences	31,891	20,323
Changes in valuation allowance	133,680	282,000
Total	$ -0-	$ -0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2011	February 28, 2011
Deferred tax assets:
Net operating loss carryforwards	$ 5,980,285	$ 5,900,491
Oil and gas properties	(182,230)	(226,994)
Stock based compensation	44,525	35,403
Less valuation allowance	(5,842,580)	(5,708,900)
Total	$ -0-	$ -0-

At August 31, 2011, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $14,950,712, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased approximately $133,680 for the six months ended August 31, 2011 and increased $471,569 for the year ended February 28, 2011. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (“NOL”) carryforward.

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

The Company is not aware of any environmental claims existing as of August 31, 2011.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

•         Our future financing;

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

•         Legislative and regulatory uncertainties, including proposed changes to federal tax laws, and climate change legislation, and potential environmental liabilities;

•         Our ability to continue as a going concern;

•         Our ability to secure financing under any commitments as well as additional capital to fund operations; and

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three and six month periods ended August 31, 2011 and August 31, 2010 and of our financial condition as of August 31, 2011, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  Unless otherwise noted, all of our discussion refers to continuing operations in Kern County, California.

We are an independent oil and natural gas exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing oil and gas reserves through exploration and development activities and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

Plan of Operation

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities.  We are in the process of developing a multi-well oilfield project in Kern County, California and have participated in the drilling of 11 oil wells that have achieved commercial production.

Kern County, California (East Slopes Project)

We believe the Company is now well positioned to expand its operations in the East Slopes Project.  We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek properties.  The Sunday and Bear properties each have four producing wells.  The Black property is the smallest of all currently producing reservoirs, and we will most likely drill only one or two more development wells at this property.  The Ball and Dyer Creek properties were put on production in late October 2010.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from seismic data, which we plan to drill in the future.

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

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least three more development wells to be drilled in the future, including one planned for the fall of 2011.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% net revenue interest in each of the Bear wells in this property.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at 2,150 feet.  The Black reservoir is estimated to be approximately 13.4 acres in size with the potential for up to two more development wells to be drilled in the future.  We have a 37.5% working interest with a 29.8% net revenue interest in this property.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14°  to 16°  API gravity.  All of our oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  As a result, our average operating costs have been reduced from over $40 per barrel to approximately $18 per barrel of oil after accounting for the loss of certain oil processing credits that ceased with our purchase of an additional 16.67% working interest in September 2010.  By having this central facility and permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 37.5 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  We have a 41.67% working interest with a 34.69% net revenue interest in this property.  We expect to drill at least one development well at this property during the fall of 2011.

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

Dyer Creek Processing and Storage Facility

The Dyer Creek Processing and Storage Facility serves the Ball and Dyer Creek properties and includes previously abandoned infrastructure that we have refurbished.  We have completed the installation of electrical service to this location, thereby reducing operating costs through the elimination of rental equipment for power generation.  The oil produced into this facility has a similar API gravity to the oil at the Sunday production facility and the oil must also be heated to separate and remove water in preparation for sale.

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We plan to drill an exploratory well on this prospect during the fall of 2011.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We have a 41.67% working interest in this prospect.

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

Baker Prospect

This prospect is located in the northern portion of our acreage position approximately one mile south of our Sunday property.  The drilling target is the Vedder sand at approximately 2,000 feet deep.  We plan to drill an exploratory well in early 2012.  We have a 41.67% working interest in this prospect.

Breckenridge-Chimney Prospect

This prospect is located in the central portion of our acreage position. The drilling targets are the Vedder and Eocene sands between 2,000 and 2,500 feet deep.  We plan to drill an exploratory well in 2012.  We have a 41.67% working interest in this prospect.

Tobias Prospect

This prospect is also located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,000 and 2,500 feet deep.  We plan to drill an exploratory well in 2012.  We have a 41.67% working interest in this prospect.

Production, Revenue and LOE

Our net sales volume, revenue and lease operating expenses (“LOE”) at the East Slopes Project for the last five quarters ended August 31, 2011 are set forth in the following table:

	Three Months Ended August 31, 2011	Three Months Ended May 31, 2011	Three Months Ended February 28, 2011	Three Months Ended November 30, 2010	Three Months Ended August 31, 2010
Sales (Bbls)	3,362	3,502	3,805	3,508	2,976
Revenue	$331,684	$380,357	$320,375	$259,064	$202,989
LOE	$59,071	$40,772	$62,524	$56,778	$19,514

Average Sales Price (Bbls)	$98.66	$108.61	$84.20	$73.85	$68.21

Average LOE (Bbls)	$17.57	$11.64	$16.43	$16.18	$6.56

Three Months Ended August 31, 2011 compared to the Three Months Ended August 31, 2010

The following discussion compares our operating results for the three month periods ended August 31, 2011 and August 31, 2010 at our East Slopes Project.

Revenues.  Revenues are derived entirely from the sale of our share of oil production.  We realized the first revenues from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) contracts, less deductions that vary by grade of crude oil sold.  Historically, the sales price we receive for California oil sales has been less than the quoted WTI price.  For the three months ended August 31, 2010, the average discount from WTI pricing on oil sales in California was 10.4%. For the three months ended August 31, 2011, the average monthly sales price was a premium of 5.8% higher than the average WTI pricing.

Revenues at our East Slopes Project for the three months ended August 31, 2011 increased $128,695 or 63.4% to $331,684 in comparison to revenues of $202,989 for the three months ended August 31, 2010.  The average sales price of a barrel of oil for the three months ended August 31, 2011 was $98.66 in comparison to $68.21 for the three months ended August 31, 2010.  The increase of $30.45 or 44.7% in the average sales price of a barrel of oil accounted for $90,648 or 70.4% of the revenue increase from the comparative three month period ended August 31, 2010.  The balance of the revenue for the three months ended August 31, 2010 was comprised of gas revenue of approximately $104,017 from the Krotz Springs project in Louisiana.

At our East Slopes Project, production for the three months ended August 31, 2011 was from 11 wells with a total of 1,007 well days in comparison to production from nine wells with a total of 818 well days for the three months ended August 31, 2010.  Our net share of production for the three months ended August 31, 2011 was 3,362 barrels in comparison to 2,976 barrels for the three months ended August 31, 2010.  The increase in production of 386 barrels or 13.0% accounted for $38,047 or 29.6% of the revenue increase from the comparative three month period ended August 31, 2010.  A table of our revenues is set forth below:

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010
California - East Slopes Project	$331,684	$202,989
Louisiana - Krotz Springs**	-0-	104,017
Total Revenues	$331,684	$307,006

**During three months ended August 31, 2010, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

Operating Expenses.  Total  operating expenses for the three months ended August 31, 2011 decreased by $117,784 or 18.1% in comparison to the three months ended August 31, 2010.  Significant decreases of $163,867 or 25.7% in aggregate occurred in exploration and drilling and depreciation, depletion and amortization (“DD&A”) expenses and general and administrative (“G&A”) expenses. However these decreases were partially offset by an increase of $46,083 in production expenses.

Operating expenses for the three months ended August 31, 2011 and 2010 are set forth in the table below:

	August 31, 2011	August 31, 2010
Production expenses	$59,071	$12,988
Exploration and drilling	29,986	71,463
DD&A	75,337	121,770
G&A	368,184	444,141
Total operating expenses	$532,578	$650,362

Production expenses include expenses directly associated with the generation of oil and gas revenues, road maintenance and well workover expenses.  For the three months ended August 31, 2011, these expenses increased by $46,083 in comparison to the three months ended August 31, 2010.  The increase in production expenses is directly related to the 11 wells and nine wells that were producing during the three months ended August 31, 2011 and 2010, respectively, and our percentage of working interest ownership in those wells.  Additionally, for the three months ended August 31, 2010 we received oil processing credits of approximately $14,840 from a third party that were applied against production expenses.  The oil processing credits related to five wells producing into the Sunday Central Processing and Storage Facility.  Production expenses represented approximately 11.1% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  For the three months ended August 31, 2011 these expenses decreased $41,477 or 58.0%, in comparison to the three months ended August 31, 2010.  Exploration expenses decreased primarily because of fewer lease rental expenses due to the expiration of certain leases.  For the three months ended August 31, 2011, we did not drill any dry hole or non-commercial wells.  Exploration and drilling expenses represented approximately 5.6% of total operating expenses.

DD&A expenses relating to equipment, proven reserves and property costs, along with impairment are another component of operating expenses.  DD&A expenses decreased $46,433 or 38.1% for the three months ended August 31, 2011 in comparison to the three months ended August 31, 2010 primarily due to a larger proven reserve base.  DD&A expenses represented approximately 14.2% of total operating expenses.

G&A expenses include the salaries of seven employees, including management. Other items included in our G&A are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary with being an operator of oil and gas properties; as well as running a public company.  For the three months ended August 31, 2011, G&A expenses decreased 75,957 or 17.1%, compared to the three months ended August 31, 2010.  Significant decreases were realized in the following areas: consulting and fundraising ($32,063), shareholder services and meetings ($29,240), travel ($13,785), and advertising and marketing ($9,278).  Management and employee salaries, which were 44.1% of our G&A expense, director fees and stock compensation remained relatively unchanged for the three months ended August 31, 2011 in comparison to the three months ended August 31, 2010.  For the three months ended August 31, 2011 and 2010, we received, as Operator, administrative overhead reimbursement of approximately $16,400 and $20,700, respectively, for the East Slopes Project, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented approximately 69.1% of total operating expenses.

Interest income for the three months ended August 31, 2011 decreased $334 compared to the three months ended August 31, 2010, due to lower average cash balances.

Interest expense for the three months ended August 31, 2011 increased $35,327 compared to the three months ended August 31, 2010, due to amortization of the debt discount and interest on the 12% Subordinated Notes that were sold from January 2010 through March 2010 and amortization of loan origination fees and the fair value of the net profits interest associated with the Well Works Loan.

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

Six Months Ended August 31, 2011 compared to the Six Months Ended August 31, 2010

The following discussion compares our results for the six month periods ended August 31, 2011 and August 31, 2010.  Unless otherwise referenced, these results only cover our continuing operations at the East Slopes Project.

Revenues.  Revenues are derived entirely from the sale of our share of oil production.  Historically, the sales price we receive for California oil sales has been less than the quoted West Texas Intermediate (“WTI”)  price.  For the six months ended August 31, 2010, the average discount from WTI pricing on oil sales in California was 10.8%. For the six months ended August 31, 2011, the average monthly sales price was a premium of 4.9% higher than the average WTI pricing.

Revenues at our East Slopes Project for the six months ended August 31, 2011 increased $316,001 or 79.8% to $712,041 in comparison to revenue of $396,040 for the six months ended August 31, 2010.  The average sales price of a barrel of oil for the six months ended August 31, 2011 was $103.74 in comparison to $69.53 for the six months ended August 31, 2010.  The increase of $34.21 or 49.2% in the average sales price of a barrel of oil accounted for $194,864 or 61.7% of the revenue increase from the comparative six month period ended August 31, 2010.  The revenue for the six months ended August 31, 2010 included a special one-time revenue adjustment of approximately $104,017 in regards to the Krotz Springs well in Louisiana.

Production for the six months ended August 31, 2011 was from 11 producing wells from our East Slopes Project in comparison to nine producing wells for the six months ended August 31, 2010.  The Bear #3 and Bear #4 wells were on production for 41 and 34 days, respectively, for the three months ended May 31, 2010.  Our net share of production for the six months ended August 31, 2011 was 6,864 barrels in comparison to 5,696 barrels for the six months ended August 31, 2010.  The increase in production of 1,168 barrels or 20.5% accounted for $121,137 or 38.3% of the revenue increase from the comparative six month period ended August 31, 2010.  A table of our revenues is set forth below:

	Six Months	Six Months
	Ended	Ended
	August 31, 2011	August 31, 2010
California - East Slopes Project	$ 712,041	$ 396,040
Louisiana - Krotz Springs**	-0-	104,017
Total Revenues	$ 712,041	$ 500,057

**During the six months ended August 31, 2010, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

Operating Expenses.  Total operating expenses for the six months ended August 31, 2011 decreased by $212,985 or 17.4% in comparison to the six months ended August 31, 2010.  Significant decreases of $272,221 or 23.0% in aggregate occurred in exploration and drilling,  DD&A and G&A expenses. However these decreases were partially offset by an increase of $50,912 in production expenses.  The remaining difference in the comparative six month change in total operating expenses was due to a gain of $8,324 on the write-off of an asset retirement obligation for the six months ended August 31, 2010.

  Operating expenses for the six months ended August 31, 2011 and August 31, 2010 are set forth in the table below:

	Six Months	Six Months
	Ended	Ended
	August 31, 2011	August 31, 2010
Production expenses	$99,843	$48,931
Exploration and drilling	55,788	144,283
DD&A	154,908	237,057
Gain on write-off of asset retirement obligation	-0-	(8,324)
G&A	698,316	799,893
Total operating expenses	$1,008,855	$1,221,840

Production expenses for the six months ended August 31, 2011 increased by $50,912 in comparison to the six months ended August 31, 2010.  The increase in production expenses is directly related to the number of wells that were producing during the three months ended August 31, 2011 and 2010 and our percentage of working interest ownership in those wells.  Additionally, for the six months ended August 31, 2010, we received oil processing credits of approximately $31,310 from a third party that were applied against production expenses.  Production costs represented approximately 9.9% of total operating expenses.

Exploration and drilling expenses decreased by $88,495 or 61.3% for the six months ended August 31, 2011 in comparison to the six months ended August 31, 2010.  For the six months ended August 31, 2011, we did not drill any dry hole or non-commercial wells.  Exploration and drilling costs represented approximately 5.5% of total operating expenses.

DD&A and impairment expenses for the six months ended August 31, 2011 decreased $82,149 or 34.7% in comparison to the six months ended August 31, 2010 primarily due to a larger proven reserve base.  DD&A costs represented approximately 15.4% of total operating expenses.

G&A expenses include the salaries of seven employees, including management. Other items included in our G&A are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary with being an operator of oil and gas properties; as well as running a public company.  G&A expense decreased $101,577, or 12.7%, for the six months ended August 31, 2011 in comparison to the six months ended August 31, 2010.  Significant decreases were realized in the following areas: consulting and fundraising ($37,075), shareholder services and meetings ($24,338), travel ($23,750), and advertising and marketing ($26,140).  Management and employee salaries, which were 46.5% of our G&A expense, director fees and stock compensation remained relatively unchanged for the six months ended August 31, 2011 in comparison to the six months ended August 31, 2010.  For the six months ended August 31, 2011 and 2010, we received, as Operator, administrative overhead reimbursement of approximately $32,490 and $54,200, respectively for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented approximately 69.2% of total operating expenses.

Interest income for the six months ended August 31, 2011 decreased $1,352 or 80.5% compared to the six months ended August 31, 2010 due to lower average cash balances.

Interest expense increased $70,781 for the six months ended August 31, 2011 compared to the six months ended August 31, 2010 due to amortization of debt discount and interest on the 12% Subordinated Notes that were sold from January 2010 through March 2010 and amortization of loan origination fees and the fair value of the net profit interest associated with the Well Works Loan.

Liquidity and Capital Resources

Our primary financial resource is our oil reserves base.  Our ability to fund a future capital expenditure program is dependent upon the level of prices we receive from oil sales, the success of our exploration and development program in Kern County, California, and the availability of capital resource financing.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

The Company’s financial statements for the six months ended August 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of August 31, 2011 have an accumulated deficit of $22,820,837 and working capital deficit of $2,306,117, which raises substantial doubt about our ability to continue as a going concern.

For the last four years, we have been working to reposition Daybreak to better meet our corporate goals and objectives by selling our interest in projects that were not contributing to the strategic growth of the Company.  These projects included the Saxet Deep Field in Texas and the East Gilbertown Field in Alabama.  Additionally, we have discontinued participation in the KSU #59 well in the Krotz Springs Field in St. Landry Parish, Louisiana.  These actions have allowed us to improve cash flow and move forward with the current exploration and development program in Kern County, California.

We will continue to pursue funding alternatives in the future, including, but not limited to, debt or equity securities, to fund the development of the East Slopes Project.  However no assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all.

Changes in our capital resources at August 31, 2011 in comparison to February 28, 2011 are set forth in the table below:

			Increase	Percentage
	August 31, 2011	February 28, 2011	(Decrease)	Change
Cash	$18,441	$57,380	$(38,939)	(67.9%)
Current Assets	$608,739	$593,275	$15,464	2.6%
Total Assets	$3,198,077	$3,313,180	$(115,103)	(3.5%)
Current Liabilities	$2,914,856	$2,672,124	$242,732	9.1%
Total Liabilities	$3,476,738	$3,223,140	$253,598	7.9%
Working Capital	$(2,306,117)	$(2,078,849)	$(227,268)	10.9%

Our working capital deficit increased $227,268 to ($2,306,117) at August 31, 2011 in comparison to ($2,078,849) at February 28, 2011.  The increase in the working capital deficit was principally due to meeting the ongoing financial commitments reflected in our G&A expenses and the continuing reduction of the $1.5 million debt we assumed when we acquired the additional 25% working interest in California in March 2009.  As of August 31, 2011, approximately $317,034 remained to be paid from the default of our original working interest partners in California and is included in the accounts payable balance.

During the six months ended August 31, 2011, we reported an operating loss of approximately $296,814 in comparison to an operating loss of approximately $721,783 for the six months ended August 31, 2010.  This decrease in the operating loss of approximately $424,969 or 58.9% from the comparative six months ended August 31, 2010 was achieved by increasing revenue and lowering operating costs.

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

The net funds provided by and (used in) each of our operating, investing and financing activities are summarized in the following table:

	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	Increase (Decrease)	Percentage Change
Net cash provided by operating activities	$89,319	$157,092	$(67,773)	(43.1%)
Net cash (used in) investing activities	$(128,258)	$(417,664)	$289,406	(69.3%)
Net cash provided by financing activities	$-0-	$30,000	$(30,000)	(100.0%)

Cash Flow Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-oil property asset account balances.  For the six months ended August 31, 2011, we had a positive cash flow from operating activities of $89,319, in comparison to a positive cash flow of $157,092 for the six months ended August 31, 2010.  This change of $67,773 was primarily the result of lower DD&A expense for the six months ended August 31, 2011 and the redemption of operator bonds for Alabama and Louisiana during the six months ended August 31, 2010.  Additionally, we increased our oil revenues and reduced our operating expenses during the six months ended August 31, 2011.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property and other assets account balances.  Cash used in investing activities for the six months ended August 31, 2011 was ($128,258), a decrease of $289,406 from the ($417,664) used in investing activities for the six months ended August 31, 2010.  This change was primarily due to the lack of drilling activity that occurred during the six months ended August 31, 2011 in comparison to the six months ended August 31, 2010.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in equity account balances excluding retained earnings or changes in long-term liability account balances. For the six months ended August 31, 2011 we had a zero balance in cash flow from financing activities in comparison to a cash flow of $30,000 from financing activities for the six months ended August 31, 2010 due to offsetting amounts in proceeds and payments for a loan commitment.  Financing activity for the six months ended August 31, 2010 consisted of funds received through the sale of the Notes.

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

One-Year Note Payable

On September 17, 2010, we exercised a preferential right to acquire an additional 16.67% working interest in our East Slopes Project from another working interest owner.  We financed the additional working interest purchase by issuing, to a third party, a one-year convertible secured promissory note for the principal amount of $750,000 (the “Well Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.  The Well Works Loan may be extended subject to closing the Three-Year Note.  However, there can be no assurance the third party will not demand payment of the full amount due.

We also issued 250,000 shares of the Company’s Common Stock to the third party as a loan origination fee.  The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the term of the Loan.  Amortization expense for the six months ended August 31, 2011 amounted to $11,875. The loan origination fees were fully amortized as of August 31, 2011.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in our East Slopes Project.  Furthermore, as a condition precedent to the September 2010 Loan, we entered into a Technical and Consulting Services Agreement with the third party, whereby we will provide operating, engineering and technical consulting to the third party for a one-year period for the purpose of evaluating 22 wells in Hutchinson County, Texas for the third party.

As additional consideration for the Well Works Loan we executed an Assignment of Net Profits Interest in favor of the third party, whereby we assigned two percent of the net profits realized by us on our leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and has been recognized as a discount to the debt. Amortization expense for the six months ended August 31, 2011 amounted to $30,105. The debt discount was fully amortized as of August 31, 2011.

Future Financing Commitment - Three-Year Note

On June 21, 2011, the Company announced that it had received a funding commitment for a Three-Year Note from a third party with  a term of three years and an interest rate of 6% per annum.  Also, in accordance with the terms of the commitment, the Company will make monthly payments of interest on the Three-Year Note, with the entire principal balance due at the end of the term.  The Three-Year Note will be secured by the Company’s leases at its East Slopes Project.  The Company has deposited $200,000 in escrow for purposes of facilitating the commitment.  While there can be no assurance, the Three-Year Note is expected to close after completion of definitive documentation, due diligence and customary closing conditions.  Proceeds of the Three-Year Note will be used to expand the development of the Company’s East Slopes Project as well as repay the $750,000 principal amount under its existing Well Works Loan as referenced above, and for other general corporate purposes.

Changes in Financial Condition and Results of Operations

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $18,441 and $57,380 as of August 31, 2011 and February 28, 2011, respectively.  The decrease of approximately $38,939 was due to meeting ongoing financial commitments as a part of our G&A expenses and continuing reduction of outstanding balances associated with the default of certain original partners default in our East Slopes Project.

Operating Loss

For the six months ended August 31, 2011, we reported an operating loss of approximately $296,814 in comparison to an operating loss of approximately $721,783 for the six months ended August 31, 2010.  This reduction in the operating loss of approximately $424,969 or 58.9% from the operating loss for the six months ended August 31, 2010 was achieved by increasing revenue and lowering operating costs.  Revenue increased due to both an increase in production and an increase in the sales price of oil.  We increased production by 1,168 barrels of oil or 20.5% through sales from 11 producing wells in comparison to sales from nine producing wells in the six months ended August 31, 2010.  The average price of oil increased by $34.21 or 49.2% to $103.74 per barrel for the six months ended August 31, 2011 in comparison to the six months ended August 31, 2010.

Operating expenses decreased by 17.4% or $212,985 to $1,008,855 for the six months ended August 31, 2011 in comparison to $1,221,840 for the six months ended August 31, 2010.  Exploration and drilling, DD&A and G&A expenses experienced the greatest reductions with a combined reduction of 23.0% or $272,221.  This reduction was offset by an increase of $50,912 in production expenses for the six months ended August 31, 2011.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $413,928 was reported for the six months ended August 31, 2011 in comparison to a net loss of $755,807 for the six months ended August 31, 2010.  The decrease in net loss of $341,879 or 45.2% for the six months ended August 31, 2011 was primarily due to an increase of $211,984 in revenue generated from oil sales; and a reduction of $212,985 in operating expenses in comparison to the six months ended August 31, 2010.

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

For the six months ended August 31, 2011 an aggregate 912,499 shares vested and 3,830 shares were returned to the 2009 Plan.  At August 31, 2011, a total of 1,003,830 Common Stock shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan activity is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the six months ended August 31, 2011, the Company recognized compensation expense related to the above restricted stock grants of $45,610.  Unamortized compensation expense amounted to $87,688 as of August 31, 2011.

Summary

We are continuing to execute the Company’s business plan of developing Daybreak’s acreage position in Kern County, California.  The Company will continue to focus our efforts on drilling development wells, as well as drilling several exploration wells over the next twelve months; which, coupled with the completion of our production and operating infrastructure will increase our net cash flow.

We will need additional financing in the future for our planned exploration and development activities.  We may seek financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Off-Balance Sheet Arrangements

As of August 31, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2011, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the six months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Except as set forth below, there have been no material changes to the risks previously disclosed in our “Risk Factors” described in Part 1, Item 1A, of the Annual report on Form 10-K for the year ended February 28, 2011.

The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at August 31, 2011 was approximately $3,510,000, which was comprised of a $750,000 Secured Promissory Note due September 17, 2011 (“Wells Works Loan”), the $595,000 principal on the 12% Subordinated Notes (“Notes”) and $2,165,000 in accounts payable.  The level of indebtedness affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in the Company’s East Slopes Project.  If the Company were to default on this Loan, the Company would lose two of its primary leases.

ITEM 6.   EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number  Description

10.1(1)     Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland.

31.1(1)     Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)     Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Filed herewith

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

                                                                     Date:  October 14, 2011