Form 10-Q/A
period 2011-08-31
DAYBREAK OIL & GAS INC
filed 2011-10-28
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

At October 14, 2011 the registrant had 48,787,769 outstanding shares of $0.001 par value common stock.

EXPLANATORY NOTE

Daybreak Oil and Gas, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 14, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events occurring subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101(2)        Interactive Data Files

               101.INS – Instance Document

               101.SCH – Schema Linkbase Document

               101.CAL – Calculations Linkbase Document

               101.DEF – Definition Linkbase Document

               101.LAB – Label Linkbase Document

               101.PRE – Presentation Linkbase Document

(1)     Previously filed as exhibit for Form 10-Q on October 14, 2011, and incorporated by reference herein.

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

                                                                                                                                   (Principal Executive Officer, Principal Financial
                                                                                                                                   Officer and Principal Accounting Officer)

                                                                                                                Date:  October 27, 2011