Form 10-Q
period 2011-11-30
DAYBREAK OIL & GAS INC
filed 2012-01-13
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                        Yes ☑        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

At January 12, 2012 the registrant had 48,787,769 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS..................................................................................................... 3

                    Balance Sheets at November 30, 2011 and February 28, 2011 (Unaudited)……………………......3

                    Statements of Operations for the Three and Nine Months Ended November 30, 2011 and
                    November 30, 2010 (Unaudited)…………………………………………………………………....4

                    Statements of Cash Flows for the Nine Months Ended November 30, 2011 and November  30,
                    2010 (Unaudited)…………………………………………………………………………………...5

  NOTES TO UNAUDITED FINANCIAL STATEMENTS………………………………….........6

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS………………………………………………………………...…14

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.       CONTROLS AND PROCEDURES..........................................................................................28

PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDING….....………………………………………………..……….…..………29

ITEM 1A     RISK FACTORS.......................................................................................................................29

ITEM 6        EXHIBITS..........................…………………………………………………………………...….30

SIGNATURES.............................................................................................................................................31

PART I

FINANCIAL INFORMATION

DAYBREAK OIL AND GAS, INC.

Balance Sheets - Unaudited

	As of November 30, 2011	As of February 28, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$225,261	$57,380
Accounts receivable:
Oil and gas sales	179,954	185,836
Joint interest participants, net of allowance for doubtful
accounts of $33,346	97,765	163,551
Production revenue receivable	25,000	25,000
Loan commitment refund and other receivables	222,504	91,632
Prepaid expenses and other current assets	187,481	69,876
Total current assets	937,965	593,275
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, net of $1,079,197 and $871,658, respectively, successful efforts method
Proved properties	1,717,892	1,837,431
Unproved properties	432,460	452,570
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $31,329	-	-
PRODUCTION REVENUE RECEIVABLE -LONG TERM	325,000	325,000
OTHER ASSETS	105,380	104,904
Total assets	$3,518,697	$3,313,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,821,831	$1,790,382
Accounts payable - related parties	380,394	156,370
Accrued interest	186,723	5,477
Notes payable, net of discount of $-0- and $30,105, respectively	150,000	719,895
Notes payable - related party	200,000	-
Line of credit	875,713	-
Total current liabilities	3,614,661	2,672,124
LONG TERM LIABILITIES:
Notes payable, net of discount of $85,256 and $99,106, respectively	509,744	495,894
Asset retirement obligation	58,467	55,122
Total liabilities	4,182,872	3,223,140
COMMITMENTS
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - 10,000,000 shares authorized, $0.001 par value	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends, 906,565 shares issued and outstanding	907	907
Common stock - 200,000,000 shares authorized, $0.001 par value, 48,787,769 and 48,791,599 shares issued and outstanding, respectively	48,788	48,792
Additional paid-in capital	22,515,285	22,447,250
Accumulated deficit	(23,229,155)	(22,406,909)
Total stockholders’ equity (deficit)	(664,175)	90,040
Total liabilities and stockholders' equity (deficit)	$3,518,697	$3,313,180

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

Statements of Operations - Unaudited

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
REVENUE:
Oil and gas sales	$290,912	$259,064	$1,002,953	$759,121

OPERATING EXPENSES:
Production expenses	66,460	56,778	166,303	105,709
Exploration and drilling	42,062	18,938	97,850	163,221
Depreciation, depletion, amortization, and
impairment	56,582	146,651	211,490	383,708
Gain on write-off of asset retirement obligation	-	-	-	(8,324)
General and administrative	345,542	430,602	1,043,858	1,230,495
Total operating expenses	510,646	652,969	1,519,501	1,874,809
OPERATING LOSS	(219,734)	(393,905)	(516,548)	(1,115,688)

OTHER INCOME (EXPENSE):
Interest income	184	267	512	1,947
Interest expense	(188,768)	(57,424)	(306,210)	(104,085)
Total other income (expense)	(188,584)	(57,157)	(305,698)	(102,138)

LOSS FROM CONTINUING OPERATIONS	(408,318)	(451,062)	(822,246)	(1,217,826)

DISCONTINUED OPERATIONS
Income from discontinued operations (net of tax of $ -0-)	-	-	-	731
Gain (loss) from sale of oil and gas properties (net of tax of $ -0-)	-	60	-	10,286
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	60	-	11,017

NET LOSS	(408,318)	(451,002)	(822,246)	(1,206,809)

Cumulative convertible preferred stock
dividend requirement	(40,664)	(42,997)	(122,942)	(132,722)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS	$(448,982)	$(493,999)	$(945,188)	$(1,339,531)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Income (loss) from discontinued operations	-	-	-	-
NET LOSS PER COMMON SHARE - Basic
and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
Basic and diluted	48,787,769	48,592,488	48,790,290	48,147,402

The accompany notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows - Unaudited

	Nine Months Ended
	November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(822,246)	$(1,206,809)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock compensation	68,414	65,704
Gain on write-off of asset retirement obligation	-	(8,324)
Gain on sale of oil and gas properties	-	(10,286)
Depreciation, depletion, and impairment expense	211,490	383,708
Amortization of debt discount	43,955	26,756
Amortization of loan origination fees	11,875	5,938
Bad debt expense (recovery)	-	(3,928)
Non-cash interest income	(476)	(1,947)
Warrant expense for services	-	14,600
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	5,882	61,450
Accounts receivable - joint interest participants	65,786	(137,496)
Receivables associated with assets held for sale	-	303,097
Accounts receivable - other	68,745	-
Prepaid expenses and other current assets	(129,480)	(65,723)
Accounts payable and other accrued liabilities	133,618	649,115
Accounts payable - related parties	224,024	14,352
Accrued interest	181,246	18,862
Net cash provided by operating activities	62,833	109,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of other assets	-	299,428
Additions to oil and gas properties	(170,665)	(1,313,023)
Net cash used in investing activities	(170,665)	(1,013,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) notes payable	(600,000)	780,000
Proceeds from issuance of notes payable - related parties	200,000	-
Proceeds from line of credit	875,713	-
Payment to escrow for loan commitment	(200,000)	-
Net cash provided by financing activities	275,713	780,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,881	(124,526)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,380	247,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,261	$123,425

CASH PAID FOR:
Interest	$43,509	$108,779
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$38,148	$349,688
Addition to asset retirement obligation	$605	$35,304
Discount on notes payable - Long term	$13,850	$5,284
Discount on notes payable - Short term	$30,105	$60,210
Conversion of preferred stock to common stock	$-	$276
Stock issued for loan origination fees	$-	$23,750
Cancellation of stock plan issuances	$383	$-

The accompany notes are an integral part of these unaudited financial statements.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2012.

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

NOTE 2 — GOING CONCERN

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of November 30, 2011 has an accumulated deficit of $23,229,155 and a working capital deficit of $2,676,696 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s financial statements as of November 30, 2011 do not include any adjustments that might result from the inability to implement or execute the plans to improve its ability to continue as a going concern.

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

NOTE 4 — CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.  Allowances for doubtful accounts at November 30, 2011 and February 28, 2011 relate to amounts due from joint interest owners of projects in which the Company no longer participates.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At November 30, 2011, one customer represented 100% of crude oil sales receivable.

NOTE 5 — OIL AND GAS PROPERTIES

Oil and gas property balances at November 30, 2011 and February 28, 2011 are set forth in the table below.

	November 30, 2011	February 28, 2011
Proved leasehold costs	$8,975	$8,975
Unproved leasehold costs	432,460	452,570
Costs of wells and development	459,128	422,694
Capitalized exploratory well costs	2,281,680	2,229,511
Capitalized asset retirement costs	47,306	47,909
Total cost of oil and gas properties	3,229,549	3,161,659
Accumulated depletion, depreciation,	(1,079,197)	(871,658)
amortization and impairment
Net Oil and Gas Properties	$2,150,352	$2,290,001

NOTE 6 —  ACCOUNTS PAYABLE

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project’s four earning wells.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Approximately $317,034 of the $1.5 million default remains unpaid and is included in the November 30, 2011 accounts payable balance.

NOTE 7 — LINE OF CREDIT

The Company has an $890,000 credit line for working capital purposes with UBS Bank USA ("UBS") established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s President and Chief Executive Officer.  At November 30, 2011, the Company had an outstanding balance of $875,713 with an unused borrowing capacity of $14,287 on the line of credit.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

NOTE 8 — SHORT-TERM AND LONG-TERM BORROWINGS

Short-Term

On September 17, 2010, the Company exercised a preferential right to acquire an additional 16.67% working interest in its East Slopes Project from another working interest owner.  The Company financed the additional working interest purchase by issuing, to a third party, Well Works, LLC (“Well Works”), a one-year convertible secured promissory note for the principal amount of $750,000 (the “Well Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.  Interest expense related to the Well Works Loan for the nine months ended November 30, 2011 was $200,358.

Well Works may convert up to 50% of the unpaid principal balance into the Company’s Common Stock at a conversion price of $0.16 per share at any time prior to the Well Works Loan being paid in full.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in the Company’s East Slopes Project.  Furthermore, as a condition precedent to the Well Works Loan, the Company entered into a Technical and Consulting Services Agreement dated September 17, 2010 (the “Consulting Services Agreement”) with Well Works, whereby Daybreak would provide operating, engineering and technical consulting to Well Works for a one-year period for the purpose of evaluating 22 wells in Hutchinson County, Texas for Well Works.

The Company also issued 250,000 shares of the Company’s Common Stock to Well Works as a loan origination fee.  The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the nine months ended November 30, 2011 amounted to $11,875.  The loan origination fees were fully amortized as of November 30, 2011.

As additional consideration for the Well Works Loan, the Company executed an Assignment of Net Profits Interest dated September 17, 2010 (the “Assignment of Net Profits Interest”) in favor of Well Works, whereby Daybreak assigned two percent of the net profits realized by the Company on its leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and was recognized as a discount to the debt.  The debt discount was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the nine months ended November 30, 2011 amounted to $30,105.  The debt discount was fully amortized as of November 30, 2011.

The Company analyzed the Well Works Loan for derivative accounting consideration and determined that derivative accounting does not apply to this instrument.

A Loan Extension Agreement (the “Loan Extension Agreement”) between Well Works and the Company was executed on September 19, 2011 extending the Well Works Loan for a period of 30 days.  As compensation for the extension, Daybreak agreed to pay a fee to Well Works of $50,000 and pay interest and legal fees of $16,105 in aggregate.

On October 24, 2011, Well Works and the Company executed a Forbearance Agreement whereby Daybreak requested that Well Works forbear from exercising its rights and remedies under the Well Works Loan and the Loan Extension Agreement from October 19, 2011 to November 10, 2011 (the “Forbearance Period”).  The Company agreed to pay interest and legal fees of $21,253 in aggregate during the Forbearance Period.  In addition, the Company assigned to Well Works a 3% overriding royalty interest proportionately reduced to Daybreak’s interest in all its leases in the East Slopes Project effective November 1, 2011.  Furthermore, Daybreak and Well Works agreed to cancel, in its entirety, the Assignment of Net Profits Interest.  Finally, the Consulting Services Agreement was extended until November 10, 2012.

On November 11, 2011, Well Works and the Company executed a new Forbearance Agreement further extending the date of the payoff from November 11, 2011 to November 18, 2011.  As compensation for the extension, Daybreak agreed to pay a fee of $12,500 plus interest due of $3,353 on the entire outstanding balance of the Well Works Loan from November 11, 2011 to November 18, 2011 at an 18% per annum default interest rate.

On November 18, 2011, the Company made a payment to Well Works of $600,000 thereby reducing the outstanding balance owed on the Well Works Loan and associated loan documents to $253,581.

On November 19, 2011 Well Works and the Company executed a new Forbearance Agreement (the “Forbearance Agreement II”) further extending the date of the payoff from November 18, 2011 to December 20, 2011 (the “Termination Date”).  Daybreak agreed to pay an extension fee of 20% on the outstanding balance of the Well Works Loan, associated fees and interest as of November 19, 2011, or $50,716 plus legal fees of $4,000.  Furthermore, interest is payable on the entire outstanding balance of $308,297 for the 30-day period at the default interest rate of 18% per annum, resulting in additional interest of $4,561 for a total balance of $312,858 due on or before the Termination Date.

If the Company is unable to pay on or before the Termination Date all amounts owed under the Forbearance Agreement II, there shall be an additional late fee of $250,000 and an increase in the default interest rate from 18% per annum to 24% per annum (2% per month) until all amounts have been repaid.

The Company and Well Works further agreed that the Consulting Services Agreement shall have its term extended until December 20, 2012.

Short-Term (Related Party)

On June 20, 2011, the Company issued a $200,000 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of financing.

Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

Long-Term

On March 16, 2010, the Company closed its private placement of 12% Subordinated Notes (the “Notes”) to 13 accredited investors resulting in total gross proceeds of $595,000.  The note principal is payable in full at the maturity date of the Notes, which is January 29, 2015.  The Notes are subject to an annual interest rate of 12%, payable semi-annually.  Prior to the maturity date, all or part of the outstanding principal balance of the Notes and all accrued and unpaid interest may be prepaid by Daybreak at any time after January 29, 2012, without penalty, premium or additional fee.  On the maturity date, the Company may elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.  A $250,000 Note was sold to a related party, the Company’s President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of the other accredited investors’ Notes.

Two Common Stock purchase warrants were issued for every dollar raised through the private placement resulting in 1,190,000 warrants being issued. The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the nine months ended November 30, 2011 was $13,850.  Unamortized debt discount amounted to $85,256 as of November 30, 2011.

The Company analyzed the Notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 9 — STOCKHOLDERS EQUITY DEFICIT

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value, of which 906,565 shares were issued and outstanding as of November 30, 2011.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.

During the three and nine months ended November 30, 2011, there were no conversions of Series A Preferred to the Company’s Common Stock.

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of November 30, 2011, accumulated and unpaid dividends amounted to $1,094,614.  Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Company’s Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of November 30, 2011.

Dividends earned on the Series A Preferred for each fiscal year since issuance and the nine months ended November 30, 2011 are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,333
February 29, 2008	90	242,165
February 28, 2009	78	209,974
February 28, 2010	74	190,460
February 28, 2011	70	173,740
Nine Months Ended November 30, 2011	70	122,942
Total Accumulated Dividends		$1,094,614

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock, of which 48,787,769 shares were issued and outstanding as of November 30, 2011. For the three and nine months ended November 30, 2011, no shares of the Company’s Common Stock were issued.  However, 3,830 shares of the Company’s Common Stock relating to the 2009 Plan were returned to the Company during the nine months ended November 30, 2011 as discussed in Note 11 below.

NOTE 10 —  WARRANTS

Warrants outstanding and exercisable as of November 30, 2011 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Placement agent warrants - Spring 2006 PP	802,721	$0.75	1.50	802,721
Placement agent warrants - Spring 2006 PP	401,361	$2.00	1.50	401,361
Placement agent warrants - July 2006 PP	419,930	$1.00	1.75	419,930
12% Subordinated Note warrants	1,190,000	$0.14	3.00	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	3.50	150,000
	2,964,012			2,964,012

There were no warrants issued or exercised during the three and nine months ended November 30, 2011.  For the nine months ended November 30, 2011, a total of 6,963,133 warrants expired.  Expired warrants include 4,013,602 and 2,799,530 warrants that were issued to accredited investors in private placements of the Company’s Common Stock and Series A Preferred that occurred in the Spring of 2006 and July of 2006 respectively, and 150,001 that expired during the three months ended November 30, 2011, that were issued in October 2007 for an extension on convertible debentures.

The outstanding warrants as of November 30, 2011 have a weighted average exercise price of $0.68, a weighted average remaining life of 2.24 years, and an intrinsic value of $-0-.

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

For the nine months ended November 30, 2011, an aggregate of 912,499 shares vested and 3,830 shares were returned to the 2009 Plan.  At November 30, 2011, a total of 1,003,830 Common Stock shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan activity is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the nine months ended November 30, 2011, the Company recognized compensation expense related to the above restricted stock grants of $68,414.  Unamortized compensation expense amounted to $64,879 as of November 30, 2011.

NOTE 12 —  INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	November 30, 2011	November 30, 2010
Computed at U.S. and state statutory rates (40%)	$ (328,900)	$ (302,323)
Permanent differences	34,536	20,323
Changes in valuation allowance	294,364	282,000
Total	$ -0-	$ -0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	November 30, 2011	February 28, 2011
Deferred tax assets:
Net operating loss carryforwards	$ 6,138,027	$ 5,900,491
Oil and gas properties	(197,532)	(226,994)
Stock based compensation	62,769	35,403
Less valuation allowance	(6,003,264)	(5,708,900)
Total	$ -0-	$ -0-

At November 30, 2011, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $15,345,067, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased approximately $294,364 for the nine months ended November 30, 2011 and increased $471,569 for the year ended February 28, 2011.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2011.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three and nine month periods ended November 30, 2011 and November 30, 2010 and of our financial condition as of November 30, 2011, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  Unless otherwise noted, all of our discussion refers to continuing operations at our East Slopes Project in Kern County, California.

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

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least three more development wells to be drilled in the future, including one planned for the spring of 2012.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% net revenue interest in each of the Bear wells in this property.

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

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14°  to 16°  API gravity.  All of our oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  As a result, our average operating costs have been reduced from over $40 per barrel to a monthly average of approximately $18 per barrel of oil for the nine months ended November 30, 2011.  By having this central facility and permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 37.5 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  We have a 41.67% working interest with a 34.69% net revenue interest in this property.  We expect to drill at least one development well at this property during 2012.

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

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We drilled an exploratory well on this prospect in December 2011 that was determined to be not viable for commercial production and the well was plugged and abandoned.  Utilizing the data received from this well, we expect to drill another exploratory well on this prospect during 2012.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We have a 41.67% working interest in this prospect.

Glide-Kendall Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in the late spring of 2012.  We have a 41.67% working interest in this prospect.

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

Production, Revenue and LOE

Our net sales volume, revenue and lease operating expenses (“LOE”) at the East Slopes Project for the last five quarters ended November 30, 2011 are set forth in the following table:

	Three Months Ended November 30, 2011	Three Months Ended August 31, 2011	Three Months Ended May 31, 2011	Three Months Ended February 28, 2011	Three Months Ended November 30, 2010
Sales (Bbls)	2,699	3,362	3,502	3,805	3,508
Revenue	$ 290,912	$ 331,684	$ 380,357	$ 320,375	$ 259,064
LOE	$ 66,460	$ 59,071	$ 40,772	$ 62,524	$ 56,778
Average Sales Price (Bbls)	$ 107.80	$ 98.66	$ 108.61	$ 84.20	$ 73.85
Average LOE (Bbls)	$ 24.62	$ 17.57	$ 11.64	$ 16.43	$ 16.18

Three Months Ended November 30, 2011 compared to the Three Months Ended November 30, 2010

The following discussion compares our operating results for the three month periods ended November 30, 2011 and November 30, 2010 at our East Slopes Project.

Revenues.  Revenues are derived entirely from the sale of our share of oil production.  We realized the first revenues from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, OK contracts, less deductions that vary by grade of crude oil sold.  Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  For the three months ended November 30, 2010 the average monthly WTI price was $78.40 and the average monthly sale price was $73.85, resulting in a discount of 5.8% from average monthly WTI pricing.  For the three months ended November 30, 2011 the average monthly WTI price was $89.67 and the average monthly sale price was $107.80, resulting in a premium that was 20.2% higher than the average monthly WTI pricing.

Revenues at our East Slopes Project for the three months ended November 30, 2011 increased $31,848 or 12.3% to $290,912 in comparison to revenue of $259,064 for the three months ended November 30, 2010.  The average monthly sale price of a barrel of oil for the three months ended November 30, 2011 was $107.80 in comparison to $73.85 for the three months ended November 30, 2010.  The increase of $33.95 or 45.97% in the average monthly sale price of a barrel of oil accounted for 100% of the revenue increase from the comparative three month period ended November 30, 2010.

At our East Slopes Project, production for the three months ended November 30, 2011 was from 11 wells with a total of 929 well days in comparison to production from 11 wells with a total of 873 well days for the three months ended November 30, 2010.  The Ball #1-11 and Dyer Creek #67X-11 wells were on production for 35 and 31 days, respectively, for the three months ended November 30, 2010.  Our net share of production for the three months ended November 30, 2011 was 2,699 barrels in comparison to 3,508 barrels for the three months ended November 30, 2010, which was a decrease in production of 809 barrels or 23.1% from the comparative three month period ended November 30, 2010.  This decrease is due to normal production decline in our oil wells.  A table of our revenues is set forth below:

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010
California – East Slopes Project	$ 290,912	$ 259,064
Total Revenue	$ 290,912	$ 259,064

Operating Expenses.  Total  operating expenses for the three months ended November 30, 2011 decreased by $142,323 or 21.8% to $510,646 in comparison to $652,969 for the three months ended November 30, 2010.  Significant decreases of $175,129 or 30.3% in aggregate occurred in depreciation, depletion and amortization (“DD&A”) expenses and general and administrative (“G&A”) expenses.  However these decreases were partially offset by an increase of $32,806 or 43.3% in aggregate for production expenses and exploration and drilling expenses.

Operating expenses for the three months ended November 30, 2011 and 2010 are set forth in the table below:

	November 30, 2011	November 30, 2010
Production expenses	$ 66,460	$ 56,778
Exploration and drilling	42,062	18,938
DD&A	56,582	146,651
G&A	345,542	430,602
Total operating expenses	$ 510,646	$ 652,969

Production expenses include expenses directly associated with the generation of oil and gas revenues, road maintenance and well workover expenses.  For the three months ended November 30, 2011, these expenses increased by $9,682 or 17.1% to $66,460 in comparison to $56,778 for the three months ended November 30, 2010.  The increase in production expenses is directly related to recognition of property taxes from a prior year of $13,497 for the East Slopes Project during the three months ended November 30, 2011.  Production expenses represented approximately 13.0% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  For the three months ended November 30, 2011 these expenses increased $23,124 or 122.1%, to $42,062 in comparison to $18,938 for the three months ended November 30, 2010.  Exploration and drilling expenses for the three months ended November 30, 2011, increased primarily as a result of dry hole expense of $22,213 resulting from the unsuccessful Bull Run 13X-23 exploratory well.  Exploration and drilling expenses represented approximately 8.2% of total operating expenses.

DD&A expense relating to equipment, proven reserves and property costs, along with impairment are another component of operating expenses.  DD&A expense decreased $90,069 or 61.4% to $56,582 for the three months ended November 30, 2011 in comparison to $146,651 for the three months ended November 30, 2010 primarily due to a larger proven reserve base used in the DD&A calculation.  DD&A expense represented approximately 11.1% of total operating expenses.

G&A expenses include the salaries of seven employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended November 30, 2011, G&A expenses decreased $85,060 or 19.8% to $345,542 in comparison to $430,602 for the three months ended November 30, 2010.  Significant decreases were realized in the following areas: accounting and legal ($55,975); consulting and fundraising ($18,138); and advertising and marketing ($6,700).  Management and employee salaries, which comprised 47.0% of our G&A expense and stock compensation remained relatively unchanged for the three months ended November 30, 2011 in comparison to the three months ended November 30, 2010.  For the three months ended November 30, 2011 and 2010, we received, as Operator, administrative overhead reimbursement of approximately $18,160 and $22,537, respectively, for the East Slopes Project, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented approximately 67.7% of total operating expenses for the three months ended November 30, 2011.

Interest income for the three months ended November 30, 2011 decreased $83 to $184 compared to $267 for the three months ended November 30, 2010, due to lower average cash balances.

Interest expense for the three months ended November 30, 2011 increased $131,344 to $188,768 in comparison to $57,424 for the three months ended November 30, 2010, primarily due to interest expense associated with the Well Works Loan discussed further in this MD&A under the caption One-Year Note Payable.

Due to the nature of our business, as well as the relative immaturity of the Company, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense and impairment costs will depend upon the factors cited above and the size of our reserve base.  G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Nine Months Ended November 30, 2011 compared to the Nine Months Ended November 30, 2010

The following discussion compares our results for the nine month periods ended November 30, 2011 and November 30, 2010.  Unless otherwise referenced, these results only cover our continuing operations at the East Slopes Project.

Revenues.  Revenues are derived entirely from the sale of our share of oil production.  For the nine months ended November 30, 2010, the average monthly WTI price was $78.08 and the average monthly sale price was $71.18 resulting in a discount of 8.8% from average monthly WTI pricing.  For the nine months ended November 30, 2011, the average monthly WTI price was $95.80 and the average monthly sale price was $104.88 resulting in a premium that was 9.5% higher than the average monthly WTI pricing.

Revenues at our East Slopes Project for the nine months ended November 30, 2011 increased $347,849 or 53.1% to $1,002,953 in comparison to revenues of $655,104 for the nine months ended November 30, 2010.  The average monthly sale price of a barrel of oil for the nine months ended November 30, 2011 was $104.88 in comparison to $71.18 for the nine months ended November 30, 2010.  The increase of $33.71 or 47.36% in the average sale price of a barrel of oil accounted for $310,244 or 89.2% of the revenue increase from the comparative nine month period ended November 30, 2010.  The revenue for the nine months ended November 30, 2010 included a special one-time revenue adjustment of approximately $104,017 in regards to the Krotz Springs well in Louisiana.

Production for the nine months ended November 30, 2011 was from 11 wells with a total of 2,929 well days in comparison to production from 11 wells with a total of 2,377 well days for the nine months ended November 30, 2010.  The Ball #1-11 and Dyer Creek #67X-11 wells were on production for 35 and 31 days, respectively, for the nine months ended November 30, 2010.  Our net share of production for the nine months ended November 30, 2011 was 9,563 barrels in comparison to 9,204 barrels for the nine months ended November 30, 2010.  The increase in production of 359 barrels or 3.9% accounted for $37,605 or 10.8% of the revenue increase from the comparative nine month period ended November 30, 2010.  A table of our revenues is set forth below:

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2011	November 30, 2010
California - East Slopes Project	$ 1,002,953	$ 655,104
Louisiana - Krotz Springs**	-0-	104,017
Total Revenues	$ 1,002,953	$ 759,121

**During the nine months ended November 30, 2010, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

Operating Expenses.  Total operating expenses for the nine months ended November 30, 2011 decreased by $355,308 or 19.0% in comparison to the nine months ended November 30, 2010.  Significant decreases of $424,226 or 23.9% in aggregate occurred in exploration and drilling,  DD&A and G&A expenses.  However these decreases were partially offset by an increase of $60,594 in production expenses.  The remaining difference in the comparative nine month change in total operating expenses was due to a gain of $8,324 on the write-off of an asset retirement obligation for the nine months ended November 30, 2010.

Operating expenses for the nine months ended November 30, 2011 and 2010 are set forth in the table below:

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2011	November 30, 2010
Production expenses	$ 166,303	$ 105,709
Exploration and drilling	97,850	163,221
DD&A	211,490	383,708
Gain on write-off of asset retirement obligation	-0-	(8,324)
G&A	1,043,858	1,230,495
Total operating expenses	$ 1,519,501	$ 1,874,809

Production expenses for the nine months ended November 30, 2011 increased by $60,594 to $166,303 in comparison to $105,709 for the nine months ended November 30, 2010.  The increase in production expenses is directly related to the number of wells that were producing during the nine months ended November 30, 2011 and 2010, our percentage of working interest ownership in those wells and the recognition of property taxes from a prior year.  Additionally, for the nine months ended November 30, 2010, we received oil processing credits of approximately $35,368 from a third party that were applied against production expenses.  Production costs represented approximately 10.9% of total operating expenses.

Exploration and drilling expenses decreased by $65,371 or 40.1% to $97,850 for the nine months ended November 30, 2011 in comparison to $163,221 for the nine months ended November 30, 2010.  For the nine months ended November 30, 2011, we drilled one exploratory dry hole well at our Bull Run Prospect at a cost of $22,213.  Exploration and drilling costs represented approximately 6.4% of total operating expenses.

DD&A and impairment expenses for the nine months ended November 30, 2011 decreased $172,218 or 44.9% to $211,490 in comparison to $383.708 for the nine months ended November 30, 2010, primarily due to a larger proven reserve base used in the DD&A calculation.  DD&A expenses represented approximately 13.9% of total operating expenses.

G&A expenses include the salaries of seven employees, including management.  Other items included in our G&A are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, SOX compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  G&A expense decreased $186,637, or 15.2% to $1,043,858 for the nine months ended November 30, 2011 in comparison to $1,230,495 for the nine months ended November 30, 2010.  Significant decreases were realized in the following areas: consulting and fundraising ($55,213); accounting and legal ($50,559); advertising and marketing ($32,845); travel ($25,729); and shareholder services ($24,332).  Management and employee salaries, which comprise 46.7% of our G&A expense and stock compensation remained relatively unchanged for the nine months ended November 30, 2011 in comparison to the nine months ended November 30, 2010.  For the nine months ended November 30, 2011 and 2010, we received, as Operator, administrative overhead reimbursement of approximately $50,646 and $84,616, respectively, for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented approximately 68.7% of total operating expenses for the nine months ended November 30, 2011.

Interest income for the nine months ended November 30, 2011 decreased $1,435 or 73.7% to $512 in comparison to $1,947 for the nine months ended November 30, 2010 due to lower average cash balances.

Interest expense increased $202,125 to $306,210 for the nine months ended November 30, 2011 compared to $104,085 for the nine months ended November 30, 2010, primarily due to interest expense associated with the Well Works Loan discussed further in this MD&A under the caption One-Year Note Payable.

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

The Company’s financial statements for the nine months ended November 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of November 30, 2011 we have an accumulated deficit of $23,229,155 and a working capital deficit of $2,676,696, which raises substantial doubt about our ability to continue as a going concern.

We continue to seek additional financing for our planned exploration and development activities.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution of existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

Changes in our capital resources at November 30, 2011 in comparison to February 28, 2011 are set forth in the table below:

	November 30, 2011	February 28, 2011	Increase (Decrease)	Percentage Change
Cash	$ 225,261	$ 57,380	$ 167,881	292.6%
Current Assets	$ 937,965	$ 593,275	$ 344,690	58.1%
Total Assets	$ 3,518,697	$ 3,313,180	$ 205,517	6.2%
Current Liabilities	$ 3,614,661	$ 2,672,124	$ 942,537	35.3%
Total Liabilities	$ 4,182,872	$ 3,223,140	$ 959,732	29.8%
Working Capital	$ (2,676,696)	$ (2,078,849)	$ (597,847)	28.8%

Our working capital deficit increased $597,847 to ($2,676,696) at November 30, 2011 in comparison to ($2,078,849) at February 28, 2011.  The increase in the working capital deficit was principally due to an increase in our short term borrowings to meet drilling commitments and ongoing financial commitments reflected in our G&A expenses and increased payables balances.

During the nine months ended November 30, 2011, we reported an operating loss of approximately $516,548 in comparison to an operating loss of approximately $1,115,688 for the nine months ended November 30, 2010.  This decrease in the operating loss of approximately $599,140 or 53.7% from the comparative nine months ended November 30, 2010 was achieved by both increasing revenue and lowering operating costs.

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

The net funds provided by and (used in) each of our operating, investing and financing activities are summarized in the following table:

	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010	Increase (Decrease)	Percentage Change
Net cash provided by operating activities	$62,833	$109,069	(46,236)	(42.4%)
Net cash (used in) investing activities	$(170,665)	$(1,013,595)	842,930	83.2%
Net cash provided by financing activities	$275,713	$780,000	(504,287)	(64.7%)

Cash Flow Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-oil property asset account balances.  For the nine months ended November 30, 2011, we had a positive cash flow from operating activities of $62,833, in comparison to a positive cash flow of $109,069 for the nine months ended November 30, 2010.  This decrease in positive cash flow of $46,236 was primarily the result of a decrease in accounts receivable and an increase in prepaid expenses for the nine months ended November 30, 2011.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property and other assets account balances.  Cash used in investing activities for the nine months ended November 30, 2011 was $170,665, resulting in a decrease of $842,930 from the $1,013,595 used in investing activities for the nine months ended November 30, 2010.  This decrease in cash used in investing activities was primarily due to the lack of drilling activity that occurred during the nine months ended November 30, 2011 in comparison to the nine months ended November 30, 2010 when the Ball #1-11 and Dyer Creek #67X-11 wells were drilled.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in equity account balances excluding retained earnings or changes in long-term liability account balances.  For the nine months ended November 30, 2011 cash flow from financing activities was $275,713 in comparison to $780,000 for the nine months ended November 30, 2010. The $275,713 balance reflects the net proceeds from the credit line after reducing the balance owed on the Well Works loan.  Financing activity for the nine months ended November 30, 2010 consisted of funds received through the sale of  the Notes ($30,000) and the Well Works Loan ($750,000).

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

One-Year Note Payable

On September 17, 2010, we exercised a preferential right to acquire an additional 16.67% working interest in our East Slopes Project from another working interest owner.  We financed the additional working interest purchase by issuing, to a third party, Well Works, LLC (“Well Works”), a one-year convertible secured promissory note for the principal amount of $750,000 (the “Well Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.

Well Works may convert up to 50% of the unpaid principal balance into our Common Stock at a conversion price of $0.16 per share at any time prior to the Well Works Loan being paid in full.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in our East Slopes Project.  Furthermore, as a condition precedent to the September 2010 Loan, we entered into a Technical and Consulting Services Agreement dated September 17, 2010 (the “Consulting Services Agreement”) with Well Works, whereby we will provide operating, engineering and technical consulting to the third party for a one-year period for the purpose of evaluating 22 wells in Hutchinson County, Texas for Well Works.

We also issued 250,000 shares of the Company’s Common Stock to Well Works as a loan origination fee.  The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the original term of the Well Works Loan.  The loan origination fees were fully amortized as of November 30, 2011.

As additional consideration for the Well Works Loan, we executed an Assignment of Net Profits Interest dated September 17, 2010 (the “Assignment of Net Profits Interest”) in favor of Well Works, whereby we assigned two percent of the net profits realized by us on our leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and was recognized as a discount to the debt.  The debt discount was fully amortized as of November 30, 2011.

The Company analyzed the Well Works Loan for derivative accounting consideration and determined that derivative accounting does not apply to this instrument.

A Loan Extension Agreement (the “Loan Extension Agreement”) between Well Works and Daybreak was executed on September 19, 2011 extending the Well Works Loan for a period of 30 days.  As compensation for the extension, we agreed to pay a fee to Well Works of $50,000 and pay interest and legal fees of $16,105 in aggregate.

On October 24, 2011, Well Works and Daybreak executed a Forbearance Agreement whereby we requested that Well Works forbear from exercising its rights and remedies under the Well Works Loan and the Loan Extension Agreement from October 19, 2011 to November 10, 2011 (the “Forbearance Period”).  We agreed to pay interest and legal fees of $21,253 in aggregate during the Forbearance Period.  In addition, we assigned to Well Works a 3% overriding royalty interest proportionately reduced to our interest in all our leases in the East Slopes Project effective November 1, 2011.  Furthermore, Daybreak and Well Works agreed to cancel, in its entirety, the Assignment of Net Profits Interest.  Finally, the Consulting Services Agreement was extended until November 10, 2012.

On November 11, 2011, Well Works and Daybreak executed a new Forbearance Agreement further extending the date of the payoff from November 11, 2011 to November 18, 2011.  As compensation for the extension, we agreed to pay a fee of $12,500 plus interest due of $3,353 on the entire outstanding balance of the Well Works Loan from November 11, 2011 to November 18, 2011 at an 18% per annum default interest rate.

On November 18, 2011, we made a payment to Well Works of $600,000 thereby reducing the outstanding balance owed on the Well Works Loan and associated loan documents to $253,581.

On November 19, 2011 Well Works and Daybreak executed the Forbearance Agreement II, which further extended the date of the payoff from November 18, 2011 to the Termination Date, December 20, 2011.  We agreed to pay an extension fee of 20% on the outstanding balance of the Well Works Loan, associated fees and interest as of November 19, 2011, or $50,716 plus legal fees of $4,000.  Furthermore, interest is payable on the entire outstanding balance of $308,297 for the 30-day period at the default interest rate of 18% per annum, resulting in additional interest of $4,561 for a total balance of $312,858 due on or before the Termination Date.

If we are unable to pay on or before the Termination Date all amounts owed under the Forbearance Agreement II, there shall be an additional late fee of $250,000 and an increase in the default interest rate from 18% per annum to 24% per annum (2% per month) until all amounts have been repaid.

Daybreak and Well Works further agreed that the Consulting Services Agreement shall have its term extended until December 20, 2012.

Related Party –Note Payable

On June 20, 2011, we issued a $200,000 non-interest bearing note to our President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by Daybreak and our President.  Daybreak and our President have agreed that repayment will be made upon the successful completion of financing.

Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

Line of Credit

During the nine months ended November 30, 2011 we negotiated an $890,000 credit line for working capital purposes with UBS Bank USA, ("UBS") established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2011, the Company had an outstanding balance of $875,713 with an unused borrowing capacity of $14,287 on the line of credit.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

12% Subordinated Notes

On March 16, 2010 we closed a private placement of 12% Subordinated Notes (the “Notes”) resulting in total gross proceeds of $595,000.  A $250,000 Note was sold to a related party, our President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.  The Notes are subject to an annual interest rate of 12%, payable semi-annually, and mature on January 29, 2015.  Prior to the maturity date, all or part of the outstanding principal balance of the Notes and all accrued and unpaid interest may be prepaid by Daybreak at any time after January 29, 2012, without penalty, premium or additional fee.  On the maturity date, we may elect a mandatory conversion of the unpaid principal and interest into our common stock at a conversion rate equal to 75% of the average closing price of our common stock over the 20 consecutive trading days prior to December 31, 2014.  Proceeds from the sale of the notes were used to meet operating expenses and fund a portion of our development drilling program in Kern County, California.  This offering of securities was made pursuant to a private placement held under Regulation D promulgated under the Securities Act of 1933, as amended.

Two Common Stock purchase warrants were issued for every dollar raised through the private placement resulting in 1,190,000 warrants being issued. The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the nine months ended November 30, 2011 was $13,850.  Unamortized debt discount amounted to $85,256 as of November 30, 2011.

Changes in Financial Condition and Results of Operations

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $225,261 and $57,380 as of November 30, 2011 and February 28, 2011, respectively.  The increase of approximately $167,881 was due to receipt of proceeds from our credit line as well as prepayments received from our working interest partners on future drilling, workover and infrastructure improvement projects in Kern County, California.

Operating Loss

For the nine months ended November 30, 2011, we reported an operating loss of approximately $516,548 in comparison to an operating loss of approximately $1,115,688 for the nine months ended November 30, 2010.  This reduction in the operating loss of approximately $599,140 or 53.7% from the operating loss for the nine months ended November 30, 2010 was achieved by increasing revenue and lowering operating costs.  Revenue for the nine months ended November 30, 2011 increased due to both an increase in production and an increase in the sales price of oil.  We increased production by 359 barrels of oil or 3.9% through sales from 11 producing wells.  The average price of oil increased by $33.71 or 47.36% to $104.88 per barrel for the nine months ended November 30, 2011 in comparison to $71.18 for the nine months ended November 30, 2010.

Operating expenses decreased by $355,308 or 19.0% to $1,519,501 for the nine months ended November 30, 2011 in comparison to $1,874,809 for the nine months ended November 30, 2010.  Exploration and drilling, DD&A and G&A expenses experienced a combined reduction of $424,226 or 23.9% in aggregate.  This reduction was offset by an increase of $60,594 in production expenses for the nine months ended November 30, 2011.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $822,246 was reported for the nine months ended November 30, 2011 in comparison to a net loss of $1,206,809 for the nine months ended November 30, 2010.  The decrease in net loss of $384,563 or 31.9% for the nine months ended November 30, 2011 was primarily due to an increase of $243,832 in revenue generated from oil sales and a reduction of $355,308 in operating expenses offset by an increase in interest expense of $202,125 in comparison to the nine months ended November 30, 2010.

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

For the nine months ended November 30, 2011 an aggregate of 912,499 shares vested and 3,830 shares were returned to the 2009 Plan.  At November 30, 2011, a total of 1,003,830 Common Stock shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan activity is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the nine months ended November 30, 2011, we recognized compensation expense related to the above restricted stock grants of $68,414.  Unamortized compensation expense amounted to $64,879 as of November 30, 2011.

Summary

We are continuing to execute the Company’s business plan of developing Daybreak’s acreage position in Kern County, California.  The Company will continue to focus our efforts on drilling development wells, as well as drilling several exploration wells over the next 12 months; which, coupled with the completion of our production and operating infrastructure will increase our net cash flow.

We continue to seek additional financing for our planned exploration and development activities.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Off-Balance Sheet Arrangements

As of November 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2011, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The following two risk factors could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements and update the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Except as set forth below, there have been no material changes to the risks previously disclosed in our “Risk Factors” described in Part 1, Item 1A, of the Annual report on Form 10-K for the year ended February 28, 2011, as filed with the U.S. Securities and Exchange Commission on May 26, 2011, and available at www.sec.gov.

The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at November 30, 2011 was approximately $4,209,661, which was comprised of the $150,000 unpaid principal balance on a $750,000 Secured Promissory Note currently due on December 20, 2011 (“Well Works Loan”); the $595,000 principal on the 12% Subordinated Notes and $3,464,661 in accounts payable, notes payable-related party and our credit line.  The level of indebtedness affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

The Well Works Loan is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in the Company’s East Slopes Project.  If the Company were to default on this Loan, the Company would lose two of its primary leases.

Recently proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs

On July 28, 2011, the Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production.  Specifically, EPA’s proposed rule package includes a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  The proposed rules would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment.  EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012.  If finalized, these rules could require a number of modifications to our operations including the installation of new equipment.  Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number   Description

10.1(1)       Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA.

10.2(1)     Loan Extension Agreement, dated September 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

10.3(1)     Forbearance Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

10.4(1)     Forbearance Agreement, dated November 11, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

10.5(1)     Assignment of Net Profits Interest Termination Agreement, effective October 31, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

10.6(1)     Override Grant Deed, effective November 1, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

10.7(1)     Forbearance Agreement II, dated November 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC.

31.1(1)     Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)     Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)   XBRL Instance Document

101.SCH(2)  XBRL Taxonomy Schema

101.CAL(2)  XBRL Taxonomy Calculation Linkbase

101.DEF(2)   XBRL Taxonomy Definition Linkbase

101.LAB(2)  XBRL Taxonomy Label Linkbase

101.PRE(2)   XBRL Taxonomy Presentation Linkbase

(1)     Filed herewith

(2)     Furnished herewith

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

                                                                     Date:  January 12, 2012