Form 10-K
period 2012-02-29
DAYBREAK OIL & GAS INC
filed 2012-05-29
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.07 on August 31, 2011, as reported by the Over-the-Counter Bulletin Board was $3,030,286.

At May 24,2012, the registrant had 47,787,769 outstanding shares of $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

PART I

ITEM 1.  BUSINESS

Historical Background

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” “us,” “Daybreak” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc. The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the Western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc. By the late 1950’s, we had ceased to be a producing mining company and thereafter engaged in mineral exploration only. In May 1964, to reflect the diversity of our mineral holdings, we changed our name to Daybreak Mines, Inc. By February 1967, we had ceased all exploration operations. After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions. In November 2004, we sold our last remaining mineral rights covering approximately 340 acres in Shoshone County, Idaho.

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

Our corporate office is located at 601 W. Main Ave., Suite 1017, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.  Our regional operations office is located at 1414 S. Friendswood Dr., Suite 215, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

Oil and Gas Overview

Daybreak is an independent oil and natural gas exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing oil and gas reserves through exploration and development activities and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.  Our focus is to pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Prospects are generally brought to us by other oil and gas companies or individuals.  We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project.  We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. Modern technology including 3-D seismic helps us identify potential oil and gas reservoirs and to mitigate our risk.  Currently, our core area of activity is located in Kern County, California; although new opportunities may ultimately be secured in other areas.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

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

Significant Customers

At our East Slopes Project, located in Kern County, California, there is only one buyer available for the purchase of our oil production. At February 29, 2012, this one customer represented 100% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas.

The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.  Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  For the year ended February 28, 2011 the average monthly WTI price was $80.80 and the average monthly sale price we received was $74.98 which was a discount of 7.2% from the average monthly WTI price.  However for the year ended February 29, 2012, we have been receiving a premium price in comparison to the WTI price. The average monthly WTI price was $96.96 and the average monthly sale price we received was $104.54 which was a premium of 7.8% higher than the average monthly WTI price.

The revenue from all customers is set forth in the table below.

		Twelve Months Ended February 29, 2012		Twelve Months Ended February 28, 2011
Project	Customer	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project	Plains Marketing	$1,314,124	100.0%	$975,479	90.4%
Louisiana - Krotz Springs**	J.P. Van Way	-	-	104,017	9.6%
Total Revenues		$1,314,124	100.0%	$1,079,496	100.0%

**During the year ended February 28, 2011, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to a well production revenue misallocation by the unitized field operator.

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

Employees and Consultants

At February 29, 2012, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services. None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the next fiscal year as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key man” life insurance on any of our officers or directors.

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

Website / Available Information

Our website can be found at www.daybreakoilandgas.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) can be accessed free of charge on our website at www.daybreakoilandgas.com under the “Shareholder/Financial” section of our website within the “SEC Filings” subsection as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

We have adopted an Ethical Business Conduct Policy Statement to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures.  We also have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller.  Our Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial” section of our website at www.daybreakoilandgas.com within the heading “Corporate Governance.”  We intend to promptly disclose via a Current Report on Form 8-K or via an update to our website, information on any amendment to or waiver of these codes with respect to our executive officers and directors.  Waiver information disclosed via the website will remain on the website for at least 12 months after the initial disclosure of a waiver.

Our Corporate Governance Guidelines and the charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are also available in the “Shareholder/Financial” section of our website at www.daybreakoilandgas.com within the heading “Corporate Governance.”  In addition, copies of our Ethical Business Conduct Policy Statement, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters of the Committees referenced above are available at no cost to any shareholder who requests them by writing or telephoning us at the following address or telephone number:

Daybreak Oil and Gas, Inc.
601 W. Main Ave., Suite 1017
Spokane, WA 99201-0613
Attention: Corporate Secretary
Telephone: (509) 232-7674

Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

We have a limited history of oil and gas production and have minimal proven reserves.  To date, while we have positive cash flow from our continuing operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  We cannot provide any assurances that we will ever operate profitably.  As a result of our limited operating history, we are more susceptible to business risks.  These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

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

•

acquire and evaluate larger volumes of critical information; and

•

compete for industry-offered business ventures.

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

•

the foreign supply of oil and natural gas; and

•

overall domestic and foreign economic conditions.

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

We have reported a net loss of approximately $1,432,584 for the year ended February 29, 2012, and we have an accumulated deficit through February 29, 2012 of $23,839,493.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at February 29, 2012 was approximately $4,407,178.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

In December 2009, the Environmental Protection Agency (“EPA”) EPA determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States including petroleum refineries, as well as certain onshore oil and natural gas production facilities.

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

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs which could be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulation allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulation also establish specific new requirements regarding emissions from hydrators, storage tanks and other production equipment.  While we do not currently have any natural gas production operations, this new rule and compliance with its requirements could increase our costs of development and productions, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Our President and Chief Executive Officer, who is also acting as our interim principal finance and accounting officer; our former Senior Vice-President, Exploration who effective March 15, 2012 is now a consultant to the Company; our Director of Field Operations; and two directors each have substantial experience in the oil and gas business.  The loss of any of these individuals could adversely affect our business.  If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended February 29, 2012 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures which could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, February 29, 2012, an evaluation was conducted by Daybreak management, including our Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of February 29, 2012.

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

Pursuant to SEC rules our Common Stock is classified as a “penny stock” increasing the risk of investment in these shares.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 29, 2012, there were 48,787,769 shares of Common Stock and 906,565 shares of Series A Convertible Preferred stock outstanding.

Historically we have issued, and likely will continue to issue, additional shares of our Common Stock in connection with the compensation of personnel, future acquisitions, private placements, possible equity swaps for debt or for other business purposes.  Future issuances of substantial amounts of these equity securities could have a material adverse effect on the market price of our Common Stock, and would result in further dilution of the ownership interests of our existing shareholders.

Preferred Stock has been issued with greater rights than the Common Stock issued which may dilute and depress the investment value of the Common Stock investments.

The rights of the holders of Common Stock are subject to and may be adversely affected by the rights and preferences afforded to the holders of our Series A Convertible Preferred Shares.  The rights and preferences of these issued preferred shares include:

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

Further, the Board of Directors has the power to issue more shares of Preferred Stock without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our Board of Directors.

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

ITEM 2.  PROPERTIES

During the years ended February 29, 2012 and February 28, 2011, we were involved in an onshore oil project in Kern County, California.  In the year ended February 28, 2010, we were involved in onshore oil and gas projects in Alabama, California and Louisiana.  Our involvement in the Alabama and Louisiana projects has ended and information presented on these projects is intended to meet disclosure requirements or be for comparative purposes only.  Unless otherwise noted, all of our discussion refers only to our continuing operations in California.  We have not filed any estimates of total, proved net oil or gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 29, 2012.  Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”), and natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified.

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

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells, including one horizontal well.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least three more development wells to be drilled in the future.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% net revenue interest in the Sunday #1 well.  We continue to have a 37.5% working interest with a 27% net revenue interest in each of the Sunday #2 and #3 wells.  We also have a 37.5% working interest with a 30.1% net revenue interest in the Sunday #4H well.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least three more development wells to be drilled in the future including one planned for the summer of 2012.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% net revenue interest in each of the Bear wells in this property.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at 2,150 feet.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for up to two more development wells to be drilled in the future.  We have a 37.5% working interest with a 29.8% net revenue interest in this property.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API gravity.  All of our oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  As a result, our average operating costs have been reduced from over $40 per barrel to a monthly average of approximately $26 per barrel of oil for the year ended February 29, 2012.  By having this central facility and permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In January 2012, we farmed out to a third party, 50% of our working interest covering the Ball and Dyer Creek Fields.  In return, the third party will pay Daybreak’s share of the completed well cost on the next Ball well to be drilled.  We have a 41.67% working interest with a 34.69% net revenue interest in the Ball #1-11 well. For other wells, excluding the Ball 1-11, we will have a 20.84% working interest with a 17.35% net revenue interest in this property.  We expect to drill at least one development well at this property during 2012.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  The Dyer Creek property has the potential for at least one development well in the future.  Production from the DC67X well is also being processed at the Dyer Creek production facility.  We have a 41.67% working interest with a 34.69% net revenue interest in the DC 67X well. For other wells, excluding the DC 67X, we will have a 20.84% working interest with a 17.35% net revenue interest in this property.

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

Exploration Properties

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

Glide-Kendall Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in the fall of 2012. We estimate that the Glide Kendall prospect is 200 acres in size with a gross reserve potential of 500,000 barrels of oil. We have a 41.67% working interest in this prospect.

We plan to spend approximately $1,500,000 in new capital investments within the East Slopes Project area in the current fiscal year.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Luberski, Inc., a California corporation, as lender, and the Company and RTG Steel Company, LLC, an Arizona limited liability company, as co-borrowers, are secured by mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further discussion of the loan agreement, please refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Short-Term Note (Subsequent Event).”

Production, Revenue and LOE

Our net production volume, net revenue and net lease operating expenses (“LOE”) by property location for the three months and years ended February 29, 2012 and February 28, 2011 in Kern County, California is set forth in the table below.  Due to certain oil processing credits that we received from December 2009 through August 2010, our overall production costs for the Sunday #1 well and all four Bear wells during that time period were significantly less than the overall production costs for the other Sunday wells and the Black #1 well.  These oil processing credits ended September 1, 2010 with our acquisition of a portion of a third party’s working interest in this project.  Initial LOE costs for the Ball and Dyer Creek locations were higher than average during the first four months of production because of the use of rental equipment to supply power to the wells and production facilities. Electrical power installation has now been completed for these wells and the associated production facility which significantly reduces costs.

	Three Months Ended		Twelve Months Ended
Location	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Sunday
Production (Bbls)	1,354	1,585	5,689	6,852
Revenue	$140,071	$133,390	$594,669	$505,888
LOE Costs	$22,256	$15,605	$80,871	$71,465

Bear
Production (Bbls)	1,138	1,354	5,027	4,365
Revenue	$117,906	$114,110	$525,676	$330,196
LOE Costs	$17,363	$15,645	$69,659	$29,737

Black
Production (Bbls)	261	252	907	1,077
Revenue	$27,061	$21,179	$94,939	$79,903
LOE Costs	$2,581	$4,349	$16,198	$16,368

Ball
Production (Bbls)	172	229	449	277
Revenue	$17,477	$19,270	$46,658	$22,970
LOE Costs	$4,040	$10,862	$19,806	$17,291

Dyer Creek
Production (Bbls)	84	385	499	438
Revenue	$8,656	$32,426	$52,182	$36,522
LOE Costs	$4,213	$10,245	$18,652	$15,765

Infrastructure Costs	$3,252	$9,844	$14,822	$21,264

Total
Production (Bbls)	3,009	3,805	12,571	13,009
Revenue	$311,171	$320,375	$1,314,124	$975,479
LOE Costs	$53,705	$66,550	$220,008	$171,890

Average Sales Price	$103.41	$84.20	$104.54	$74.98

Average LOE Cost	$17.85	$17.49	$17.50	$13.21

Reserves

All of our estimated proved reserves of 222,710  barrels of oil at March 1, 2012 were derived from engineering reports prepared by Lonquist & Co. LLC (“Lonquist”) of Austin and Houston, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

Lonquist is an independent petroleum engineering consulting firm registered in the State of Texas, and Tereasa Montemayor, a Senior Petroleum Engineer, is the technical person at Lonquist primarily responsible for evaluating the proved reserves covered by their report.  Ms. Montemayor graduated from the University of Texas at Austin with a degree in Petroleum Engineering.  She is a member in good standing of the Society of Petroleum Engineers and has over 24 years experience in evaluating oil and gas reserves.  Ms. Montemayor has been employed by Lonquist for over five years, most recently as a reservoir engineer since 2009.  The services provided by Lonquist are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by Lonquist, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K.

Our internal controls over the reserve reporting process are designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by Robert Martin, formerly the Senior Vice-President – Exploration, and effective March 15, 2012, a consultant for the Company.  Mr. Martin is a 1977 graduate of McGill University in Montreal, Quebec, Canada with an Honors Bachelor of Science Degree in Geological Science and is a member, in good standing, of the Association of Professional Engineers and Geoscientists of Alberta (APEGA) and entitled to the designation “Professional Geologist” in Alberta.  Mr. Martin has over 30 years of experience in petroleum exploration and management.

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

Our estimated quantities of proved oil reserves as of February 29, 2012 are set forth in the table below. All of our proved reserves are located in Kern County, California.

Reserve Category	Oil (Bbls)

Developed	85,160
Undeveloped	137,550
Total Proved	222,710

We had a net decrease of 15,120 barrels of proved developed and undeveloped oil reserves for the year ended February 29, 2012 in comparison to the year ended February 28, 2011.

Changes in our estimated proved developed oil reserves for the year ended February 29, 2012 are set forth in the table below.

Proved Reserves (Bbls)

Balance as of February 28, 2011	88,840
Revisions	8,891
Production	(12,571)
Balance as of February 29, 2012	85,160

Revisions. Net upward revisions of 8,891 barrels of oil resulted from new information derived from production history.  Proved producing reserves accounted for 74.0% of the total proved reserve additions.

The following table summarizes changes in our estimated proved undeveloped reserves for the year ended February 29, 2012.

Proved Undeveloped Reserves (Bbls)

Balance as of February 28, 2011	148,990
Revisions	3,125
Sales of minerals-in-place	(14,565)
Balance as of February 29, 2012	137,550

Revisions. Net upward revisions of 3,125 barrels of oil resulted from new information derived from changes in economic factors primarily sales price of oil.  Proved undeveloped reserves accounted for 26.0% of the total proved reserve additions.

Sales of minerals-in-place.  In January 2012, we farmed out to a third party 50% of our working interest in leases covering the Ball and Dyer Creek Fields in Kern County, California.  This farm-out resulted in a 14,565 barrel decrease in our proved undeveloped oil reserves.

There are no amounts of proved undeveloped reserves that have remained undeveloped for a period greater than five years.

Summary Operating Data

The production volume shown in the following table is our net share of annual production in each project for the past three fiscal years.  One barrel of oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas. Our involvement in the Alabama and Louisiana projects has ended and information presented on these discontinued projects is intended to only meet disclosure requirements.  We do not have any fixed delivery commitments for oil or gas in any project area.

	For the Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Oil and Gas Production Data:
Oil (Bbls)
California	12,571	13,009	7,480
Alabama	-	-	1,739
Louisiana	-	-	-
Subtotal	12,571	13,009	9,219
Gas (Mcf)
Louisiana	-	-	1,327
Total (BOE)
California	12,571	13,009	7,480
Alabama	-	-	1,739
Louisiana	-	-	221
Total	12,571	13,009	9,440

The oil and gas sales revenue shown in the table below is our net share of annual revenue in each project for the past three fiscal years.

	For the Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Oil and Gas Revenue:
California	$1,314,124	$975,479	$469,357
Alabama	-	-	84,353
Louisiana*	-	104,017	2,085
Total	$1,314,124	$1,079,496	$555,795

*During the year ended February 28, 2011 we received approximately $104,017 from the field operator in Louisiana as a one-time adjustment to gas sales revenue that occurred from May 2007 through December 2009.

The table below shows the average sales price we received for oil and natural gas in aggregate from each project area on a BOE basis for the past three fiscal years.

	For the Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Average Price:
Oil (BOE)
California	$104.54	$74.98	$62.75
Alabama	$-	$-	$48.51
Louisiana	$-	$-	$8.70
Average	$104.54	$74.98	$51.95

The table below shows the average cost of production for the past three fiscal years on a BOE basis.

	For the Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Average Production Costs (BOE):
California	$17.50	$13.32	$32.17
Alabama	$-	$-	$52.14
Louisiana	$-	$-	$115.39
Overall Average	$17.50	$13.32	$33.40

The table below shows the developed and undeveloped oil and gas lease acreage held by us as of February 29, 2012. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.  Gross acres are the total number of acres in which we have an interest. Net acres are the sum of our fractional interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

California	440	185	12,450	5,188	12,890	5,373

The table below summarizes our productive oil and gas wells as of February 29, 2012. Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Property Location	Gross	Net
Kern County, California	11	4.4
Total	11	4.4

The table below shows our exploratory and development well drilling activity for the past three fiscal years. We had no drilling activity in either of our Alabama or Louisiana projects during this time.

	For the Year Ended		For the Year Ended		For the Year Ended
	February 29, 2012		February 28, 2011		February 28, 2010
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
Kern County, California
Exploratory	-	1	2	-	1	-
Developmental	-	-	2	-	4	-
Total	-	1	4	-	5	-

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

	Year Ended February 29, 2012		Year Ended February 28, 2011
	High	Low	High	Low
First Quarter	0.12	0.08	0.12	0.09
Second Quarter	0.12	0.07	0.10	0.07
Third Quarter	0.08	0.04	0.13	0.07
Fourth Quarter	0.10	0.05	0.13	0.09

As of May 22, 2012, the Company had 2,215 shareholders of record.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

The transfer agent for our Common Stock is Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021.  Their website address is: www.computershare.com.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the fiscal year ended February 29, 2012.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,996,170	$0.10	1,003,830(2)
Total	2,996,170	$0.10	1,003,830(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan, as described in detail below, under the heading “2009 Restricted Stock and Restricted Stock Unit Plan.”

(2)

Reflects initial 4,000,000 shares in the 2009 Restricted Stock and Restricted Stock Unit Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the year ended February 28, 2009; (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers during the year ended February 28, 2009; (iii)  425,000 and 625,000 shares of restricted stock awarded to employees during the years ended February 28, 2011 and 2010 respectively; (iv) 25,000 shares of restricted stock awarded to non-employee directors under our director compensation policy for the years ended February 28, 2011 and 2010 respectively; and (v) 3,830 shares were returned to the 2009 Plan during the year ended February 29, 2012.

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

Under the 2009 Plan, we may grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee.  The Compensation Committee has the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards may be in the form of actual shares of restricted Common Stock or hypothetical restricted Common Stock Units having a value equal to the fair market value of an identical number of shares of Common Stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.  To date, the Compensation Committee has approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four year vesting period, for Awards granted to non-employee directors.

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

At February 29, 2012, a total of 1,003,830 shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the year ended February 29, 2012, we recognized compensation expense related to the above restricted stock grants of $91,218.  Unamortized compensation expense amounted to $42,054 as of February 29, 2012.

Common Stock

The Company has 200,000,000 authorized shares of Common Stock with a par value of $0.001 of which 48,787,769 shares were issued and outstanding as of February 29, 2012.  In comparison, at February 28, 2011, a total of 48,791,599 shares were issued and outstanding.  This decrease of 3,830 shares was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.  All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights.  Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders’ meeting.  Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

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

On June 30, 2006, the Board of Directors designated 2,400,000 of these Preferred Stock shares as Series A Convertible Preferred Stock.  In July 2006, we completed a private placement of the Series A Convertible Preferred Stock that resulted in the issuance of 1,399,765 shares to 100 accredited investors.  At February 29, 2012, there were 906,565 shares issued and outstanding, that had not been converted into our Common Stock.  During the year ended February 29, 2012, there were no conversions of Series A Convertible Preferred Stock to shares of our Common Stock.

As of February 29, 2012, 30 accredited investors have converted 493,200 Series A Convertible Preferred shares into 1,479,600 shares of Daybreak Common Stock.  Conversions of Series A Convertible Preferred that have occurred since the Series A Convertible Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Totals	493,200	1,479,600	30

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below.

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends

February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
		$1,134,714

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Introduction and Overview

We are an independent oil and natural gas exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing oil and gas reserves through exploration and development activities, and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment. A secondary means of generating returns can include the sale of either producing or non-producing lease properties.

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

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of fourteen wells in this project.  Eleven of those wells have been successful and have been placed on production.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 3,000 feet.  Refer to our discussion in Item 2.  Properties, in this Annual Report on Form 10-K for more information on our East Slopes Project.

Revenues are derived entirely from the sale of our share of oil production.  We realized the first revenue from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less deductions that vary by grade of crude oil sold.  Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  For the year ended February 28, 2011 the average monthly WTI price was $80.80 and the average monthly sale price was $74.98, resulting in a discount of 7.2% from average monthly WTI pricing.  For the year ended February 29, 2012 the average monthly WTI price was $96.96 and the average monthly sale price was $104.54, resulting in a premium that was 7.8% higher than the average monthly WTI pricing.

Results of Operations - Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues from our East Slopes Project in Kern County, California for the year ended February 29, 2012 increased $338,645, or 34.7%, to $1,314,124 in comparison to revenues of $975,479 for the year ended February 28, 2011.  This revenue represented an average net revenue interest of 29.85% in eleven producing wells.  The average price of a barrel of oil for the year ended February 29, 2012 was $104.54 in comparison to $74.98 for the year ended February 28, 2011. The increase of $29.56 in the average price of a barrel of oil accounted for $338,645 or 100% of the revenue increase for the year ended February 29, 2012.

Our net sales volume for the year ended February 29, 2012 was 12,571 barrels of oil in comparison to 13,009 barrels for the year ended February 28, 2011.  This decrease in production of 438 barrels or 3.4% was due to the natural production decline in our oil wells.  For the year ended February 29, 2012 we had production from eleven wells with a total of 3,916 well days in comparison to production for 3,348 well days for the year ended February 28, 2011.

For the year ended February 29, 2012, the East Slopes Project represented 100% of total revenues.  The table below shows the revenues derived entirely from the sale of our share of oil and gas production from our continuing operations for the years ended February 29, 2012 compared to the year ended February 28, 2011.

	2012	2011
California – East Slopes	$1,314,124	$975,479
Louisiana – Krotz Springs**	-	104,017
Total revenues	$1,314,124	$1,079,496

**During the year ended February 28, 2011, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

Operating Expenses. Total operating expenses declined $36,251 or 1.7% to $2,109,994 for the year ended February 29, 2012 as compared to $2,146,245 for the year ended February 28, 2011.  Decreases in our exploration and drilling expenses and general and administrative (“G&A”) expenses were partially offset by increases in production expenses and and depreciation, depletion and amortization (“DD&A”) expense.  The table set forth below details our expenses for the year ended February 29, 2012 in comparison to the year ended February 28, 2011:

	For Year Ended	For Year Ended
	February 29, 2012	February 28, 2011
Production expenses	$220,008	$172,250
Exploration and drilling	168,177	184,255
DD&A	319,905	307,023
Gain on write-off of ARO	-	(8,324)
Bad debt expense (recovery)	(4,142)	(3,928)
G&A	1,406,046	1,494,969
Total operating expenses	$2,109,994	$2,146,245

Production expenses include expenses directly associated with the generation of oil and gas revenues, road maintenance, property taxes and well workover expenses.  These expenses increased $47,758, or 27.7%, for the year ended February 29, 2012 primarily due to power expenses and property taxes.  Production expenses represented 10.4% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $16,078 or 8.7%, for the year ended February 29, 2012 primarily due to lower lease expenses as we dropped acreage in California that was deemed to be lacking in drillable prospects.  For the year ended February 29, 2012 we drilled one well that was a dry hole that was not commercially producible.  Exploration and drilling expenses represented 8.0% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  These expenses decreased $12,882 or 4.2%, for the year ended February 29, 2012 primarily due to lower amortization rates because of an increase in our proved producing reserve base.  DD&A expenses represented 15.2% of total operating expenses.

Bad debt expense (recovery) increased by $214 or 5.4%, for the year ended February 29, 2012.  Bad debt expense represented (0.2%) of total operating expense.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $88,923 or 5.9% for the year ended February 29, 2012.  This decrease was due to increased efforts to limit our overall administrative costs. Significant reductions were achieved in consulting, fundraising, legal, marketing, travel and shareholder expenses. Additionally, accounting and legal fees were reduced by approximately $64,704 for the year ended February 29, 2012. G&A expenses represented approximately 66.6% of total operating expenses for the year ended February 29, 2012.

Interest income decreased $1,474 or 69.3%, for the year ended February 29, 2012 due to lower average cash balances.

Interest expense increased $475,226 to $637,366 for the year ended February 29, 2012 primarily due to interest expense associated with the Well Works Loan discussed further in the MD&A under the caption One-Year Note Payable under Short-Term Borrowings.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, the size of our reserve base and the market price of energy products.  G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling in California.

Liquidity and Capital Resources

Our primary financial resource is our base of oil reserves. Our ability to fund our capital expenditure program is dependent upon the price levels we receive from our oil sales; the success of our exploration and development program in Kern County, California; and the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $1,500,000 in new capital investments, however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at February 29, 2012 compared with February 28, 2011 are:

	February 29, 2012	February 28, 2011	Increase (Decrease)	Percentage Change
Cash	$73,392	$57,380	$16,012	27.9%
Current Assets	$626,778	$549,903	$76,875	14.0%
Total Assets	$3,155,469	$3,294,808	$(139,339)	(4.2%)
Current Liabilities	$3,848,154	$2,653,752	$1,194,402	45.0%
Total Liabilities	$4,407,178	$3,204,768	$1,202,410	37.5%
Working Capital	$(3,221,376)	$(2,103,849)	$(1,117,527)	53.1%

Our working capital deficit increased by $1,117,527, from ($2,103,849) at February 28, 2011 to ($3,221,376) at February 29, 2012.  While we have ongoing positive cash flow from our operations in California we have not yet been able to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expenses. This is the primary factor for the increase in our working capital deficit. We anticipate an increase in our cash flow from our East Slope operations in Kern County, California during the next fiscal year.

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

In the current fiscal year, we continue to seek additional financing for our planned exploration and development activities.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Year Ended February 29, 2012	Year Ended February 28, 2011	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(37,700)	$184,673	$(222,373)	(120.4%)
Net cash (used in) investing activities	$(231,388)	$(1,155,244)	$923,856	80.0%
Net cash provided by financing activities	$285,100	$780,000	$494,900	(63.4%)

Cash Flow Used in Operating Activities

Cash flow from operating activities is derived from the production of our oil reserves and changes in the balances of receivables, payables, or other non-oil property asset account balances.  For the year ended February 29, 2012, we had a deficit in cash flow from operating activities of ($37,700), in comparison to a cash flow of $184,673 for the year ended February 28, 2011.  This decrease of $222,373 in cash flow was the result of a larger net loss and smaller positive changes in receivables and payables balances for the year ended February 29, 2012 in comparison to the year ended February 28, 2011.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures consist primarily of exploration and drilling costs; production costs; geological, geophysical and engineering services and acquisition of mineral leases.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses which we have incurred in order to address normal and necessary business activities.

Cash Flow Provided by Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and Other Assets account balances.  Cash used in investing activities for the year ended February 29, 2012 was $231,388, a decrease of $923,856 from the $1,155,244 used in investing activities for the year ended February 28, 2011.  This change primarily reflects the lack of drilling activity during the year ended February 29, 2012 in comparison to the year ended February 28, 2011.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by financing activities was $285,100 for the year ended February 29, 2012. This is in comparison to $780,000 provided by financing activities for the year ended February 28, 2011.  The decrease of $494,400 in funds provided by financing was the opening of a credit line and an increase in notes payable – related parties offset by a payment to an escrow agent for a loan commitment for the year ended February 29, 2012.  We anticipate it will be necessary to rely on additional funding from the capital markets in the current fiscal year.

Short-Term Borrowings

One-Year Note Payable

On September 17, 2010, the Company exercised a preferential right to acquire an additional 16.67% working interest in its East Slopes Project from another working interest owner.  The Company financed the additional working interest purchase by issuing, to a third party, Well Works, LLC (“Well Works”), a one-year convertible secured promissory note for the principal amount of $750,000 (the “Well Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.  Interest expense related to the Well Works Loan for the year ended February 29, 2012 was $37,500.  The interest expense was fully amortized at February 29, 2012.  The Company paid in full all amounts due and payable under the Well Work Loan on May 22, 2012.

While still outstanding, Well Works had the right to convert up to 50% of the unpaid principal balance into the Company’s Common Stock at a conversion price of $0.16 per share at any time prior to the Well Works Loan being paid in full.

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

The Company also issued 250,000 shares of the Company’s Common Stock to Well Works as a loan origination fee. The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the year ended February 29, 2012 amounted to $11,875.  The loan origination fees were fully amortized as of February 29, 2012.

As additional consideration for the Well Works Loan, the Company executed an Assignment of Net Profits Interest dated September 17, 2010 (the “Assignment of Net Profits Interest”) in favor of Well Works, whereby Daybreak assigned two percent of the net profits realized by the Company on its leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and was recognized as a discount to the debt.  The debt discount was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the year ended February 29, 2012 amounted to $30,105.  The debt discount was fully amortized as of February 29, 2012.

The Company analyzed the Well Works Loan for derivative accounting consideration and determined that derivative accounting did not apply to this instrument.

A Loan Extension Agreement (the “Loan Extension Agreement”) between Well Works and the Company was executed on September 19, 2011 extending the Well Works Loan for a period of 30 days.  As compensation for the extension, Daybreak agreed to pay an extension fee to Well Works of $50,000 and pay legal fees and a partial principal payment of $150,000 in aggregate.

On October 24, 2011, Well Works and the Company executed a Forbearance Agreement whereby Daybreak requested that Well Works forbear from exercising its rights and remedies under the Well Works Loan and the Loan Extension Agreement from October 19, 2011 to November 10, 2011 (the “Forbearance Period”).  The Company agreed to pay interest and legal fees of $21,253 in aggregate during the Forbearance Period.  In addition, Daybreak assigned to Well Works a 3% overriding royalty interest proportionately reduced to the Company’s interest in all its leases in the East Slopes Project effective November 1, 2011.  Furthermore, Daybreak and Well Works agreed to cancel, in its entirety, the Assignment of Net Profits Interest.  Finally, the Consulting Services Agreement was extended until November 10, 2012.

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

On November 18, 2011, the Company made a payment to Well Works of $600,000 thereby reducing the outstanding principal balance owed on the Well Works Loan and associated loan interest and fees to $253,581.

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

If the Company is unable to pay on or before the Termination Date all amounts owed under the Forbearance Agreement II, there shall be an additional late fee of $250,000 and an increase in the default interest rate from 18% per annum to 24% per annum (2% per month) until all amounts are repaid.  Since the Company was not able to repay the loan by the Termination Date, the Company recognized the late fee of $250,000 which is included in accrued interest as of February 29, 2012.

The Company and Well Works further agreed that the term of the Consulting Services Agreement would be extended until December 20, 2012.

On January 30, 2012, the Company and Well Works executed Forbearance Agreement III extending the Termination Date of the Well Works loan to May 20, 2012.  Along with the late fee of $250,000 under the Forbearance Agreement II, Daybreak agreed to pay a fee of $25,000 to extend the Termination Date of the loan as well as interest of $11,100 and to make monthly interest payments on the outstanding balance of the Well Works Loan through the Termination Date. Furthermore the Consulting Services Agreement term was extended through May 20, 2013.

On May 22, 2012, the Company paid Well Works $595,744 representing the outstanding principal balance and all interest and fees due in regards to the Well Works Loan that was executed on September 17, 2010, and the security interest granted by the Company in favor of Well Works in the Company's Kern County, California leases was terminated.

Short-Term (Related Party)

On June 20, 2011, the Company issued a $200,000 non-interest bearing promissory note to the Company’s President and Chief Executive Officer as consideration for a $200,000 loan made by him to the Company.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.  Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

On January 31, 2012, the Company issued a $35,100 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.  Proceeds from the note were used to pay an extension fee related to the Well Works Loan.

Short-Term Note (Subsequent Event)

On May 18, 2012, the Company entered into a Loan Agreement (the “Loan”) with Luberski, Inc., a California corporation, as lender, and RTG Steel Company, LLC, an Arizona limited liability company, as co-borrower (“RTG”), pursuant to which the Company and RTG together borrowed a principal amount of $1,500,000. Daybreak received $719,061.97 and the remainder of the loan proceeds were paid to RTG. The Loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty.  The Loan calls for a minimum interest payment of $150,000.00. The co-borrowers’ failure to repay the principal at maturity will constitute an event of default.  The Loan is a joint and several obligation of Daybreak and RTG, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of RTG as well as a personal unconditional guarantee of the Loan by RTG’s sole managing member.

The Loan proceeds received by the Company were used to repay in full, effective May 22, 2012, all amounts outstanding and owed in regards to the Well Works Loan.  The security interest granted by Daybreak in favor of Well Works in the Company’s Kern County, California leases was terminated.

Line of Credit

During the year ended February 29, 2012 we negotiated an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”) established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 29, 2012, we had an outstanding balance of $883,905 with an unused borrowing capacity of $6,095 on the line of credit.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

On January 13, 2010, we commenced a private placement of 12% Subordinated Notes (“the Notes”).  On March 16, 2010, the Company closed its private placement of Notes to 13 accredited investors resulting in total gross proceeds of $595,000.  Interest on the Notes accrues at 12% per annum, payable semi-annually.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the year ended February 29, 2012 amounted to $19,023.  Unamortized debt discount amounted to $80,083 as of February 29, 2012.

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

During the year ended February 28, 2009, the Compensation Committee of the Board awarded a total of 2,550,000 restricted shares of the Company’s Common Stock to members of the Board of Directors, officers and employees of the Company.  These shares were granted pursuant to the 2009 Plan and fully vest equally over a period ranging from three to four years.

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

For the year ended February 29, 2012, the number of common shares available for issuance under the Plan increased by 3,830 shares. This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 29, 2012, a total of 1,003,830 shares remained available for issuance pursuant to the 2009 Plan.

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

For the year ended February 29, 2012, we recognized compensation expense related to the above restricted stock grants of $91,219.  Unamortized compensation expense amounted to $42,054 as of February 29, 2012.

Oil Reserves

Daybreak’s total proved developed and undeveloped oil reserves decreased by 15,120 barrels, or 6.4% to 222,710 barrels for the year ended February 29, 2012 compared to 237,830 barrels of oil for the year ended February 28, 2011. Proved developed reserves decreased by 3,680 barrels, or 4.1%, to 85,160 barrels for the year ended February 29, 2012, compared to 88,840 barrels of oil for the year ended February 28, 2011. Production of 12,571 barrels was offset by an increase of 8,891 barrels in revisions of proved developed reserves.  Proved undeveloped reserves decreased by 11,440 barrels, or 7.7% to 137,550 barrels for the year ended February 29, 2012, compared to 148,990 barrels of oil for the year ended February 28, 2011. A farm-out of 50% of the Company’s leases in the Ball and Dyer Creek Fields resulted in a decrease of 14,565 barrels that was offset by an increase of 3,125 barrels in revisions primarily due to oil sales pricing.  Our reserves were fully engineered by Lonquist & Co. LLC (“Lonquist”) of Austin and Houston, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

Changes in Financial Condition

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $73,392 and $57,380 as of February 29, 2012 and February 28, 2011, respectively.

Operating Expenses

Operating expenses decreased by $36,251 or 1.7% to $2,109,994 for the year ended February 29, 2012.  Exploration and drilling expenses and G&A expenses experienced a combined reduction of $105,001 in aggregate.  This reduction was offset by an increase of $47,758 in production expenses for the year ended February 29, 2012.

Operating Loss

For the year ended February 29, 2012, we reported an operating loss of approximately $795,870 in comparison to an operating loss of approximately $1,066,749 for the year ended February 28, 2011.  This reduction in the operating loss of approximately $270,879 or 25.4% was achieved through increased revenues realized from higher oil sales prices and lowering overall operating expenses primarily G&A expenses.  The average price of oil increased by $29.56 or 39.4% to $104.54 per barrel for the year ended February 29, 2012.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $1,432,584 was reported for the year ended February 29, 2012 in comparison to a net loss of $1,215,747 for the year ended February 28, 2011.  The increase in net loss of $216,837 or 17.8% for the year ended February 29, 2012 was due to an increase of $475,226 in interest expense related to the Well Works Loan.

Selected Financial Information

During the year ended February 29, 2012, we received oil sales revenue from eleven wells in our East Slopes Project in Kern County, California. Our commitment to improving corporate profitability remains unchanged, and we were successful in reducing the operating loss for the year ended February 29, 2012 in comparison to the year ended February 28, 2011.  The decline in our operating loss for the year ended February 29, 2012 in comparison to the year ended February 28, 2011, is a result of both an increase in our oil sales revenue and a decrease in our overall expenses.

Our balance sheet at February 29, 2012 shows total assets of $3,155,469 comprised primarily of $73,392 in cash; accounts receivable (including oil sales, joint interest participants, production revenue and refunds) of $858,609; prepaid expenses $44,777; oil and gas properties (net of Depreciation, Depletion, Amortization (“DD&A”)) of $2,073,185 and Operator Bond of $105,506.  This compares with the February 28, 2011 total assets of $3,294,808 comprised of $57,380 in cash; accounts receivable of $772,647; prepaid expenses $69,876; oil and gas properties of $2,290,001 and Operator Bond of $104,904.  The net decrease in total assets of $139,339 or 4.2% is attributed to changes in oil and gas properties and associated DD&A account balances.

At February 29, 2012, total liabilities of $4,407,178 were comprised of accounts payable (including trade and related parties) of $2,160,618, short-term and long-term notes payable (including related parties) and accrued interest of $1,318,548; credit line of $883,905 and $44,107 in asset retirement obligation (“ARO”), as compared with the February 28, 2011 total liabilities of $3,204,768 comprised of $1,928,380 in accounts payable; $1,221,266 in notes payable and interest; and $55,122 in ARO.  The net increase in total liabilities of $1,202,410 or 37.5% is attributed primarily to the credit line balance of $883,905 and an increase in accounts payable of $232,238.

Our Common Stock issued and outstanding decreased by 3,830 shares to 48,787,769 for the year ended February 29, 2012 in comparison to 47,791,599 for the year ended February 28, 2011. This decrease was due to shares being returned to the 2009 Employee Stock Plan.  Series A Convertible Preferred Stock issued and outstanding remained unchanged for the year ended February 29, 2012 compared to the year ended February 28, 2011.

Accumulated Deficit

Our financial statements for the year ended February 29, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements also state that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.  The increase of $1,432,584 or 6.4% in the accumulated deficit from $22,406,909 as of February 28, 2011, to $23,839,493 as of February 29, 2012 was due to the $1,432,584 net loss from continuing operations.  While the net operating loss for the year ended February 29, 2012 decreased by $270,879 or 25.4% to $795,870, the loss from continuing operations increased by $205,821 or 16.8% to $1,432,584 in comparison to the $1,226,763 loss from the year ended February 28, 2011 primarily due to interest expenses associated with the Well Works loan.  We expect to continue this trend of a decrease in the net operating loss in the current year because of increased oil sales revenue from more wells being in production.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in eleven producing wells in our East Slopes Project located in Kern County, California.  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Our average net revenue interest in these producing wells is 29.85%. Our average working interest in 40.15% for these same wells.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project.  The Company plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

As a result of our successful drilling activity, we believe that our liquidity will continue to improve.  Our sources of funds in the past have included the debt or equity markets and, while the Company does have positive cash flow from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties. These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 29, 2012 and February 28, 2011.

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

Off-Balance Sheet Arrangements

As of February 29, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane, Washington

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 29, 2012  and February 28, 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 25, 2012

DAYBREAK OIL AND GAS, INC.
Balance Sheets
As of February 29, 2012 and February 28, 2011

	February 29,	February 28,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,392	$57,380
Accounts receivable:
Oil and gas sales	192,639	185,836
Joint interest participants, net of allowance for doubtful accounts of $ -0- and $33,346 respectively	92,220	139,234
Loan commitment refund and other receivables	223,750	97,577
Prepaid expenses and other current assets	44,777	69,876
Total current assets	626,778	549,903
OIL AND GAS PROPERTIES, net of accumulated depletion, amortization, and impairment, net of $1,186,212 and $871,658 respectively, successful efforts method
Proved properties	1,634,545	1,837,431
Unproved properties	438,640	452,570
VEHICLES AND EQUIPMENT, net of accumulated depreciation of $31,329	-	-
PRODUCTION REVENUE RECEIVABLE	350,000	350,000
OTHER ASSETS	105,506	104,904
Total assets	$3,155,469	$3,294,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,663,303	$1,772,010
Accounts payable - related parties	497,315	156,370
Accrued interest	418,531	5,477
Notes payable, net of discount of $ -0- and $30,105 respectively	150,000	719,895
Notes payable - related party	235,100	-
Line of credit	883,905	-
Total current liabilities	3,848,154	2,653,752
LONG TERM LIABILITIES:
Notes payable, net of discount of $46,149 and $57,119 respectively	298,851	287,881
Notes payable - related parties, net of discount of $33,934 and $41,987 respectively	216,066	208,013
Asset retirement obligation	44,107	55,122
Total liabilities	4,407,178	3,204,768
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 906,565 shares issued and outstanding	907	907
Common stock- 200,000,000 shares authorized; $0.001 par value, 48,787,769 and 48,791,599 shares issued and outstanding respectively	48,788	48,792
Additional paid-in capital	22,538,089	22,447,250
Accumulated deficit	(23,839,493)	(22,406,909)
Total stockholders’ equity	(1,251,709)	90,040
Total liabilities and stockholders' equity (deficit)	$3,155,469	$3,294,808

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Operations
For the Years Ended February 29, 2012 and February 28, 2011

	Years Ended
	February 29, 2012	February 28, 2011
REVENUE:
Oil and gas sales	$1,314,124	$1,079,496

OPERATING EXPENSES:
Production costs	220,008	172,250
Exploration and drilling	168,177	184,255
Depreciation, depletion, amortization, and impairment	319,905	307,023
Gain on write-off of asset retirement obligation	-	(8,324)
Bad debt expense (recovery)	(4,142)	(3,928)
General and administrative	1,406,046	1,494,969
Total operating expenses	2,109,994	2,146,245
OPERATING LOSS	(795,870)	(1,066,749)

OTHER INCOME (EXPENSE):
Interest income	652	2,126
Interest expense	(637,366)	(162,140)
Total other income (expense)	(636,714)	(160,014)

LOSS FROM CONTINUING OPERATIONS	(1,432,584)	(1,226,763)

DISCONTINUED OPERATIONS
Income from discontinued operations (net of tax of $ -0-)	-	731
Gain from sale of oil and gas properties (net of tax of $ -0-)	-	10,285
INCOME FROM DISCONTINUED OPERATIONS	-	11,016

NET LOSS	(1,432,584)	(1,215,747)

Cumulative convertible preferred stock dividend requirement	(163,624)	(173,707)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,596,208)	$(1,389,454)

NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.03)	$(0.03)
Income from discontinued operations	0.00	0.00
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	48,789,641	48,300,733

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended February 29, 2012 and February 28, 2011

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2010	1,008,565	1,009	47,785,599	47,786	22,255,802	(21,191,162)	1,113,435

Issuance of common stock for:
Company stock plan	-	-	450,000	450	88,058	-	88,508
Conversion of preferred stock	(102,000)	(102)	306,000	306	(204)	-	-
Loan origination fees	-	-	250,000	250	23,500	-	23,750
							-
Debt discount on short term notes payable	-	-	-	-	65,494	-	65,494
							-
Warrants issued in connection with fund raising	-	-	-	-	14,600	-	14,600
							-
Net loss	-	-	-	-	-	(1,215,747)	(1,215,747)

BALANCE, FEBRUARY 28, 2011	906,565	907	48,791,599	48,792	22,447,250	(22,406,909)	90,040

Issuance of common stock for:
Company stock plan	-	-	-	-	91,218	-	91,218
Cancellation of stock plan issuances	-	-	(3,830)	(4)	(379)	-	(383)
							-
Net loss	-	-	-	-	-	(1,432,584)	(1,432,584)

BALANCE, FEBRUARY 29, 2012	906,565	$907	48,787,769	$48,788	$22,538,089	$(23,839,493)	$(1,251,709)

The accompanying notes are an integral part of these financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Cash Flows
For the Years Ended February 29, 2012 and February 28, 2011

	Years Ended
	February 29, 2012	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,432,584)	$(1,215,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	91,218	88,508
Gain on write-off of asset retirement obligation	-	(8,324)
Gain on sale of oil and gas properties	-	(10,285)
Depreciation, depletion, and impairment expense	319,905	307,023
Amortization of debt discount	49,128	46,339
Amortization of loan origination fees	11,875	11,875
Bad debt expense (recovery)	(4,142)	(3,928)
Non cash interest income	(602)	(2,124)
Warrant expense for services	-	14,600
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(6,803)	71,274
Accounts receivable - joint interest participants	51,156	56,025
Accounts receivable - other	73,444	(91,632)
Receivables associated with assets held for sale	-	303,097
Prepaid expenses and other current assets	38,224	(36,266)
Accounts payable and other accrued liabilities	8,577	529,697
Accounts payable - related parties	340,945	124,472
Accrued interest	421,959	69
Net cash provided by (used in) operating activities	(37,700)	184,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposition of other assets	-	299,428
Additions to oil and gas properties	(231,388)	(1,454,672)
Net cash used in investing activities	(231,388)	(1,155,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	235,100	-
Proceeds from credit line	250,000	-
Payment to escrow for loan commitment	(200,000)	-
Proceeds from notes payable	-	780,000
Net cash provided by financing activities	285,100	780,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,012	(190,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,380	247,951

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,392	$57,380

CASH PAID FOR:
Interest	$107,684	$141,357
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Notes payable paid directly from proceeds of line of credit	$600,000	$-
Travel advances paid directly from proceeds of line of credit	$25,000	$-
Accrued interest added to note principal	$8,905	$-
Unpaid additions to oil and gas properties	$62,839	$271,979
Changes in estimates to asset retirement obligation, net	$16,366	$14,561
Discount on notes payable - Long term	$19,023	$5,284
Discount on notes payable - Short term	$-	$60,210
Conversion of preferred stock to common stock	$-	$306
Stock issued for loan origination fees	$-	$23,750
Cancellation of stock plan issuances	$383	$-

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 29, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of $23,839,493 and a working capital deficit of $3,221,376, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in eleven producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 40.15% and the average net revenue interest is 29.85% for these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of February 29, 2012 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

The Company routinely maintains balances in financial institutions where deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of February 29, 2012, the Company had no cash deposits in excess of FDIC insured limits at various financial institutions.

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  As of February 29, 2012 and February 28, 2011 the Company has recognized an allowance for doubtful accounts of $-0- and $33,346, respectively.

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

There were no asset impairments recorded for the years ended February 29, 2012 and February 28, 2011.

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

Fair Value of Financial Instruments

The carrying value of short-term financial instruments including cash, receivables, prepaid expenses, accounts payable, and other accrued liabilities, short-term liabilities and the line of credit approximated their fair values due to the relatively short period to maturity for these instruments.  The long-term notes payable approximate fair value since the related rates of interest approximate current market rates.

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from crude oil and natural gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.  Allowances for doubtful accounts at February 29, 2012 and February 28, 2011 of $-0- and $33,346, respectively relate to amounts due from joint interest owners.

At the Company’s Kern County, California project, there is only one buyer for the purchase of oil production.  At February 29, 2012, one customer represented 100.0% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

The revenue from all customers is set forth in the table below.

		Twelve Months Ended February 29, 2012		Twelve Months Ended February 28, 2011
Project	Customer	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project	Plains Marketing	$1,314,124	100.0%	$975,479	90.4%
Louisiana - Krotz Springs**	J.P. Van Way	-	-	104,017	9.6%
Total Revenues		$1,314,124	100.0%	$1,079,496	100.0%

**During the year ended February 28, 2011, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 29, 2012 and February 28, 2011.

Reclamation Bonds

Included in other assets as of February 29, 2012, are funds which have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or effective that has had, or is expected to have, a material impact on the Company’s financial statements.

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

Oil and gas sales receivables balances at February 29, 2012 and February 28, 2011 represent oil sales that occurred during the months of February 2012 and 2011, respectively.

Joint interest participant receivables balances at February 29, 2012 and February 28, 2011 represent amounts due from working interest partners net of an allowance for doubtful accounts of $-0- and $33,346, respectively.

Production revenue receivable balance of $350,000 represents amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.

The refund and other receivables balance of $223,750 is primarily comprised of a loan commitment refund for future funding and receivables from contract consulting operations.

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

Oil and gas property balances at February 29, 2012 and February 28, 2011 are set forth in the table below:

	February 29, 2012	February 28, 2011
Proved leasehold costs	$2,254	$8,975
Unproved leasehold costs	438,640	452,570
Costs of wells and development	470,653	422,694
Capitalized exploratory well costs	2,316,305	2,229,511
Capitalized asset retirement costs	31,545	47,909
Total cost of oil and gas properties	3,259,397	3,161,659
Accumulated depletion, depreciation amortization and impairment	(1,186,212)	(871,658)
Oil and gas properties, net	$2,073,185	$2,290,001

Asset Retirement Obligation

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 29, 2012 and February 28, 2011, ARO obligations were considered to be long term based on the estimated timing of the anticipated cash flows.  For the years ended February 29, 2012 and February 28, 2011, the Company recognized accretion expense of $5,351 and $5,519, respectively, which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the year ended February 29, 2012 are set forth in the table below..

Asset retirement obligation, beginning of period	$55,122
Accretion expense	5,351
Change in asset retirement estimates	(16,366)
Asset retirement obligation, end of period	$44,107

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $285,343 of the $1.5 million default remains unpaid and is included in the February 29, 2012 accounts payable balance.

NOTE 7 — LINE OF CREDIT:

The Company has an $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”) established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s President and Chief Executive Officer.  At February 29, 2012, the Company had an outstanding balance of $883,905 with an unused borrowing capacity of $6,095 on the line of credit.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

NOTE 8 — SHORT-TERM AND LONG-TERM BORROWING:

Short-Term Notes Payable

On September 17, 2010, the Company exercised a preferential right to acquire an additional 16.67% working interest in its East Slopes Project from another working interest owner.  The Company financed the additional working interest purchase by issuing, to a third party, Well Works, LLC (“Well Works”), a one-year convertible secured promissory note for the principal amount of $750,000 (the “Well Works Loan”), subject to an annual interest rate of 10% per annum, which was prepaid at closing.  Interest expense related to the Well Works Loan for the year ended February 29, 2012 was $37,500.  The interest expense was fully amortized at February 29, 2012.  The Company paid in full all amounts due and payable under the Well Work Loan on May 22, 2012.

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

The Company also issued 250,000 shares of the Company’s Common Stock to Well Works as a loan origination fee.  The fair value of these shares amounted to $23,750 which was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the year ended February 29, 2012 amounted to $11,875.  The loan origination fees were fully amortized as of February 29, 2012.

As additional consideration for the Well Works Loan, the Company executed an Assignment of Net Profits Interest dated September 17, 2010 (the “Assignment of Net Profits Interest”) in favor of Well Works, whereby Daybreak assigned two percent of the net profits realized by the Company on its leases in the East Slopes Project.  The fair value of the two percent net profits interest was determined to be $60,210 and was recognized as a discount to the debt.  The debt discount was deferred and fully amortized over the original term of the Well Works Loan.  Amortization expense for the year ended February 29, 2012 amounted to $30,105.  The debt discount was fully amortized as of February 29, 2012.

The Company analyzed the Well Works Loan for derivative accounting consideration and determined that derivative accounting did not apply to this instrument.

A Loan Extension Agreement (the “Loan Extension Agreement”) between Well Works and the Company was executed on September 19, 2011 extending the Well Works Loan for a period of 30 days.  As compensation for the extension, Daybreak agreed to pay a fee to Well Works of $50,000 and pay interest and legal fees of $16,105 in aggregate.

On October 24, 2011, Well Works and the Company executed a Forbearance Agreement whereby Daybreak requested that Well Works forbear from exercising its rights and remedies under the Well Works Loan and the Loan Extension Agreement from October 19, 2011 to November 10, 2011 (the “Forbearance Period”).  The Company agreed to pay interest and legal fees of $21,253 in aggregate during the Forbearance Period.  In addition, Daybreak assigned to Well Works a 3% overriding royalty interest proportionately reduced to the Company’s working interest in all its leases in the East Slopes Project effective November 1, 2011.  Furthermore, Daybreak and Well Works agreed to cancel, in its entirety, the Assignment of Net Profits Interest.  Finally, the Consulting Services Agreement was extended until November 10, 2012.

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

On November 18, 2011, the Company made a payment to Well Works of $600,000 thereby reducing the outstanding principal balance owed on the Well Works Loan and associated loan interest and fees to $253,581.

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

If the Company is unable to pay on or before the Termination Date all amounts owed under the Forbearance Agreement II, there shall be an additional late fee of $250,000 and an increase in the default interest rate from 18% per annum to 24% per annum (2% per month) until all amounts are repaid.  Since the Company was not able to repay the loan by the Termination Date, the Company recognized a late fee of $250,000 which is included in accrued interest as of February 29, 2012.

The Company and Well Works further agreed that the term of the Consulting Services Agreement be extended until December 20, 2012.

On January 30, 2012, the Company and Well Works executed Forbearance Agreement III extending the Termination Date of the Well Works loan to May 20, 2012.  Along with the late fee of $250,000 under the Forbearance Agreement II, Daybreak agreed to pay a fee of $25,000 to extend the Termination Date of the loan as well as interest of $11,100 and to make monthly interest payments on the outstanding balance of the Well Works Loan through the Termination Date.  Furthermore it was agreed that the Consulting Services Agreement term be extended through May 20, 2013.

At February 29, 2012 the outstanding principal balance of the Well Works Loan was $150,000.

On May 22, 2012, the Company paid off the outstanding principal balance and all interest and fees related to the Well Works Loan.  In connection with the Well Works Payoff, the security interest granted by the Company in favor of Well Works in the Company's Kern County, California leases was terminated.

Short-Term Notes Payable (Related Party)

On June 20, 2011, the Company issued a $200,000 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.

Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

On January 31, 2012, the Company issued a $35,100 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.  Proceeds from the note were used to pay an extension fee related to the Well Works Loan.

Long-Term Notes Payable

12% Subordinated Notes

On January 13, 2010 the Company commenced a private placement of 12% Subordinated Notes (“Notes”).  On March 16, 2010, the Company closed its private placement of Notes to 13 accredited investors resulting in total gross proceeds of $595,000.  Interest on the Notes accrues at 12% per annum, payable semi-annually.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.  A total of $250,000 in Notes was sold to a related party, the Company’s President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the year ended February 29, 2012 amounted to $19,023.  Unamortized debt discount amounted to $80,083 as of February 29, 2012.

The Company analyzed the Notes and warrants for derivative accounting consideration and determined that derivative accounting does not apply to these instruments.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT):

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

At February 29, 2012, there were 906,565 shares issued and outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  During the year ended February 29, 2012, there were no shares of Series A Preferred that were converted to shares of Common Stock.  As of February 29, 2012, there have been 30 accredited investors convert 493,200 Series A Preferred shares into 1,479,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Totals	493,200	1,479,600	30

Holders of Series A Preferred earn a dividend, in the amount of 6% of the original purchase price per year.  Accumulated dividends do not bear interest; and as of February 29, 2012 dividends amounted to $1,134,714.  Dividends can be paid in cash or stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock. No dividends have been declared as of February 29, 2012.

Cumulative dividends earned for each fiscal year since issuance is set forth in the table below.

	Shareholders	Accumulated
Fiscal Year Ended	at Period End	Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
		$1,134,714

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 48,787,769 shares were issued and outstanding as of February 29, 2012. For the year ended February 29, 2012 there were no shares issued.

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

NOTE 10 – WARRANTS:

Common Stock warrants outstanding and exercisable as of February 29, 2012 are set forth in the table below:

Description	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
Placement Agent Warrants - Spring 2006 PP	802,721	$0.75	1.25	802,721
Placement Agent Warrants - Spring 2006 PP	401,361	$2.00	1.25	401,361
Placement Agent Warrants - July 2006 PP	419,930	$1.00	1.50	419,930
12% Subordinated Note Warrants	1,190,000	$0.14	2.75	1,190,000
Warrants Issued for Services	150,000	$0.14	3.25	150,000
	2,964,012			2,964,012

For the year ended February 29, 2012, a total of 6,963,133 warrants expired.  These warrants were issued to private placement subscribers of our Common Stock and Series A Preferred Stock that occurred in the Spring of 2006 and July 2006, respectively. There were no warrants issued or exercised during the year ended February 29, 2012.

As of February 29, 2012 and February 28, 2011, there were 2,964,012 and 9,927,145 warrants issued and outstanding, respectively.

The outstanding warrants as of February 29, 2012, have a weighted average exercise price of $0.68; a weighted average remaining life of 1.99 years; and an intrinsic value of $-0-.

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

During the year ended February 28, 2009, the Compensation Committee of the Board awarded a total of 2,550,000 restricted shares of the Company’s Common Stock to members of the Board of Directors, officers and employees of the Company.  These shares were granted pursuant to the 2009 Plan and fully vest equally over a period ranging from three to four years.

On July 22, 2010, the Compensation Committee of the Board awarded 25,000 restricted shares of its Common Stock to the five non-employee Directors as a part of the director compensation policy.  These shares were granted pursuant to the 2009 Plan and fully vest equally over a period of three years.

On July 22, 2010, the Compensation Committee of the Board awarded 425,000 restricted shares of its Common Stock to five employees of Daybreak.  These shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years.

For the year ended February 29, 2012, an aggregate of 912,499 shares vested and 3,830 shares were cancelled and returned to the 2009 Plan

At February 29, 2012, a total of 1,003,830 shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested	Shares Returned	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,266,665	-0-	633,335
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	312,500	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	106,250	1,915	318,750
	3,000,000		1,710,410	3,830	1,289,590

For the year ended February 29, 2012, the Company recognized compensation expense related to the above restricted stock grants of $91,218.  Unamortized compensation expense amounted to $42,054 as of February 29, 2012.

NOTE 12 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 29, 2012	February 28, 2011
Computed at U.S. and state statutory rates (40%)	$(573,035)	$(486,300)
Permanent differences	37,325	14,731
Changes in valuation allowance	535,710	471,569
Total	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 29, 2012	February 28, 2011
Deferred tax assets:
Net operating loss carryforwards	$6,319,866	$5,900,491
Oil and gas properties	(147,148)	(226,994)
Stock based compensation	71,891	35,403
Less valuation allowance	(6,244,609)	(5,708,900)
Total	$-0-	$-0-

At February 29, 2012, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $15,799,666, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased by approximately $535,709 for the year ended February 28, 2012 and increased $471,569 for the year ended February 28, 2011.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of February 29, 2012.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 14 — SUBSEQUENT EVENTS:

On May 18, 2012, the Company entered into a loan agreement with a third party as lender and another party as co-borrower, pursuant to which the Company and the co-borrower together borrowed a principal amount of $1,500,000.  The Company received $719,062 and the remainder of the loan proceeds were paid to the co-borrower. The loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty.  The loan calls for a minimum interest payment of $150,000.  Either borrowers’ failure to repay the principal at maturity will constitute an event of default.  The loan is a joint and several obligation of the Company and the co-borrower, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of the co-borrower as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member.

On May 22, 2012 the Company paid Well Works $595,744 representing the outstanding principal balance and all interest and fees due in regards to the Well Works Loan that was executed on September 17, 2010.  The security interest granted by Daybreak in favor of Well Works in the Company’s Kern County, California leases was terminated.

NOTE 15 — SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in California.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 29, 2012	As of February 28, 2011
Proved leasehold costs
Mineral Interests	$2,254	$2,254
Wells, equipment and facilities	2,818,503	2,706,835
Total Proved Properties	2,820,757	2,709,089

Unproved properties
Mineral Interests	431,895	431,895
Uncompleted wells, equipment and facilities	6,745	20,675
Total unproved properties	438,640	452,570

Less accumulated depreciation, depletion amortization and impairment	(1,186,212)	(871,658)
Net capitalized costs	$2,073,185	$2,290,001

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2012	February 28, 2011
Acquisition of proved properties	$-	$1,128
Acquisition of unproved properties	6,745	431,337
Development costs	90,993	946,753
Exploration costs	168,177	184,255
Total costs incurred	$259,915	$1,563,473

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2012	February 28, 2011
Oil and gas revenues	$1,314,124	$1,079,496
Production costs	(220,008)	(172,250)
Exploration expenses	(168,177)	(184,255)
Depletion, depreciation, amortization and impairment	(319,905)	(307,023)
Result of oil and gas producing operations before income taxes	607,034	415,968
Provision for income taxes	-0-	-0-
Results of oil and gas producing activities	$607,034	$415,968

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

	Oil (Barrels)	BOE (Barrels)
Proved reserves:
February 28, 2010	62,155	62,155
Revisions(1)	24,890	24,890
Extensions and discoveries	145,648	145,648
Production	(13,009)	(13,009)
Purchases (sales) of minerals-in-place	18,146	18,146
February 28, 2011	237,830	237,830
Revisions(1)	12,016	12,016
Production	(12,571)	(12,571)
Purchases (sales) of minerals-in-place	(14,565)	(14,565)
February 29, 2012	222,710	222,710

(1)

The revisions of previous estimates resulted from a revised increased estimate of reserve value after continued reservoir production and increased hydrocarbon prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2010	38,648	38,648	23,507	23,507	62,155	62,155
February 28, 2011	88,840	88,840	148,990	148,990	237,830	237,830
February 29, 2012	85,160	85,160	137,550	137,550	222,710	222,710

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 29, 2012 and February 28, 2011 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 29, 2012 and February 28, 2011 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 29, 2012	February 28, 2011
Future cash inflows	$23,248,780	$18,138,730
Future production costs (1)	(7,802,160)	(6,896,130)
Future development costs	(1,431,250)	(1,667,310)
Future income tax expenses (2)	-	-
Future net cash flows	14,015,370	9,575,290
10% annual discount for estimated timing of cash flows	(6,757,920)	(4,215,510)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$7,257,450	$5,359,780

(1)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s oil and gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Average oil prices are set forth in the table below.

Average Price
Oil (Barrel)
Year ended February 29, 2012 (1)	$104.39
Year ended February 28, 2011 (1)	$76.27
Year ended February 28, 2010 (1)	$58.86

(1)

Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from March through February during each respective fiscal year.

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

	12 Months Ended
	February 29, 2012	February 28, 2011
Standardized measure of discounted future net cash flows at the beginning of the year	$5,359,780	$1,975,928
Extensions, discoveries and improved recovery, less related costs	-	3,053,440
Revisions of previous quantity estimates	(82,670)	560,714
Purchase of minerals in place	-	513,643
Net changes in prices and production costs	2,644,294	(491,475)
Accretion of discount	535,978	197,593
Sales of oil produced, net of production costs	(1,094,116)	(802,245)
Development costs incurred during the period	238,760	597,796
Changes in future development costs	(1,493)	(256,408)
Changes in timing of future production	(343,083)	10,794
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$7,257,450	$5,359,780

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 29, 2012, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 29, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 29, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	77	2008
Dale B. Lavigne	81	1965
Ronald D. Lavigne	57	1999
Timothy R. Lindsey	60	2007
James F. Meara	59	2008
James F. Westmoreland	56	2008

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

Dale B. Lavigne is Chairman of the Board and has served as a director of the Company since 1965.  Mr. Lavigne served as the Company’s President from 1989 until December 2004.  For the past 53 years, Mr. Lavigne has been the Chairman and a director of the Osburn Drug Company, Inc., a four-store chain of retail pharmacies in North Idaho.  Mr. Lavigne is President and a director of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; former President of the Silver Valley Economic Development Corporation and a former member of the Governor’s Task Force on Rural Idaho.  Mr. Lavigne is the father of Ronald D. Lavigne and the father-in-law of Thomas C. Kilbourne, our Controller and Assistant Corporate Secretary.  Mr. Lavigne graduated from the University of Montana with a Bachelor of Science degree in pharmacy.

Ronald D. Lavigne has served as a member of the Board of Directors since July 1999.  Mr. Lavigne is the President, Chief Executive Officer, and a director of the Lavigne Drug Group, where with his over 30 years of experience in the practice of pharmacy and various capacities in managing the day-to-day operations of the Lavigne Drug Group, he is also responsible for the implementation of all the inventory technology advancements of the business.  Mr. Lavigne also served as former President of the Idaho State Pharmaceutical Association, and currently serves on its Board of Directors.  He also managed several local hospital pharmacies as well as consulted with long-term care facilities.  Additionally, Mr. Lavigne is also a director of various other public non-reporting inactive mineral exploration companies.  He is the son of Dale B. Lavigne and the brother-in-law of Thomas C. Kilbourne, our Controller and Assistant Corporate Secretary.  Mr. Lavigne graduated from the University of Montana with a Bachelor of Science degree in pharmacy.

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007.  He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008.  Mr. Lindsey has over thirty years of technical and executive leadership in global exploration, production, technology, and business development.  From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues.  From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties.  From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27 year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey serves as Chairman of the Board of Directors of Revett Minerals Inc., a publicly-listed Canadian company with mining activities in Montana.  He also formerly served as a director for Challenger Energy Corp., a Calgary-based oil and gas company and Rock Energy Resources, Inc., a Houston-based oil and gas company currently transforming to a mining company.  Mr. Lindsey is also the President and founder of Canadian Sahara Energy Inc., a private company.  Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990.  Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists and the Montana Mining Association; ;and, a Trustee for the Northwest Mining Association.

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

•

Mr. Dale Lavigne’s 50 plus years of serving as Chairman and a director of the Osburn Drug Company, Inc., which contributes to his financial knowledge, experience, management leadership, and risk assessment along with his years of service on many public and private company boards, was a particular focus of the Board.  Mr. Lavigne’s 47 year history with Daybreak, his knowledge, management and leadership expertise regarding the issues affecting the Company have been invaluable to the Board of Directors in overseeing the business affairs of our Company.

•

Mr. Ronald Lavigne’s role as President, Chief Executive Officer and a director of the Lavigne Drug Group, as well as his service on boards of various public non-reporting inactive mineral exploration companies, along with his leadership and management expertise, provide a valuable service to Daybreak’s Board.  His 13 years of service on the Company’s Board and his in depth knowledge of the Company are also invaluable to the Board.

•

Mr. Lindsey’s over 30 year career as a successful senior executive in the energy industry, his extensive knowledge of the industry and his active participation in energy related professional organizations are also valuable assets to the Board.  His knowledge and expertise in the energy business and management leadership regarding the issues affecting our business have been invaluable to the Board of Directors in overseeing the business affairs of our Company.  Further, the Committee believes that his extensive background and service with other  public companies in the energy and mining sectors and his technical expertise provide the Board with superior leadership and decision making skills.

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

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office

James F. Westmoreland	56	2007	President and Chief Executive Officer
Bennett W. Anderson	51	2006	Chief Operating Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of common stock on Forms 3, 4 and 5 with the SEC.  Directors, officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of any forms that they file.  We assist our directors and executive officers in complying with these requirements and are required to disclose in this Annual Report on Form 10-K the failure to file these reports on behalf of any reporting person when due.

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports were timely filed during the fiscal year ended February 29, 2012.

Code of Ethics

Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers

All of our employees, officers and directors are required to comply with our Ethical Business Conduct Policy Statement to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior.  Our Ethical Business Conduct Policy covers all areas of professional conduct including:

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

The full text of our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and are also available upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1017, Spokane, Washington 99201.

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

During the fiscal year ended February 29, 2012, the Audit Committee met seven times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1017, Spokane, Washington 99201.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 29, 2012, and our two most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 29, 2012.  For the fiscal year ended February 29, 2012, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; Robert N. Martin, Former Senior Vice President, Exploration; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 29, 2012.

		Executive
Name	Age	Since	Office

James F. Westmoreland	56	2007	President and Chief Executive Officer
Robert N. Martin*	57	2004	Former Senior Vice President, Exploration
Bennett W. Anderson	51	2006	Chief Operating Officer

*Effective March 15, 2012, the Company eliminated the Company’s position of Senior Vice President, Exploration.  Robert N. Martin, the Company’s Senior Vice President, Exploration prior to such elimination, will continue to provide geological services to the Company as a consultant on an as needed basis.

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 29, 2012.

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

The current and future objectives of Daybreak’s compensation program are to keep compensation aligned with Daybreak’s cost structure, financial position, and strategic business and financial objectives. Daybreak’s financial position and its plans going forward are integral to the design and implementation of officer and employee compensation.  Therefore, the Compensation Committee reviews the Company’s cash flow with the Chief Executive Officer at a minimum, on an annual basis, in order to evaluate the current compensation program and its effects on the financial position of the Company.  In deciding on the type and amount of compensation for each Named Executive Officer, the Compensation Committee focuses on the market value of the role and pay of the individual, along with the Company’s cost structure and financial position.

Larger companies such as NYSE, AMEX or NASDAQ listed companies in the oil and gas industry have well pronounced trends in compensation, including cash and equity components.  Daybreak competes with larger oil and gas companies that have substantially greater resources.

For the fiscal years ended February 29, 2012 and February 28, 2011, compensation to our Named Executive Officers consisted primarily of base salaries.  For the past three years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 78 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 29, 2012 and February 28, 2011.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
James F. Westmoreland(2)	February 29, 2012	150,000(3)	-	-	-	150,000(3)
President and Chief Executive Officer	February 28, 2011	150,000(4)	-	-	-	150,000(4)
Robert N. Martin(5)	February 29, 2012	87,000(6)	-	-	-	87,000(6)
Former Senior Vice President, Exploration	February 28, 2011	87,000	-	-	-	87,000
Bennett W. Anderson	February 29, 2012	89,400	-	-	-	89,400
Chief Operating Officer	February 28, 2011	89,400	-	7,000(7)	-	96,400

(1)

Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures relating to service-based vesting.  The value ultimately realized upon the actual vesting of the award(s) may or may not be equal to the FASB ASC Topic 718 determined value.  The fair value is calculated based on the closing price of our stock on the grant date.  For a discussion of valuation assumptions, see “Note 11 - RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN” of the Notes to Consolidated Financial Statements included in our annual report under Item 8 of this Form 10-K.

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

(3)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until long-term financing is in place.  For the year ended February 29, 2012, Mr. Westmoreland’s full salary of $150,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  For the current fiscal year, Mr. Westmoreland’s salary is also being accrued and will not be paid until long-term financing is obtained.

(4)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until long-term financing is obtained.  For the year ended February 28, 2011, Mr. Westmoreland’s salary consisted of $62,500 paid, and $87,500 accrued.  This liability is recorded on our balance sheet under accrued liabilities.

(5)

Payments for Mr. Martin’s services, which are on a part-time basis, are paid directly to 413294 Alberta Ltd., a private Canadian consulting firm.  Effective March 15, 2012, the Company eliminated the Company’s position of Senior Vice President, Exploration.  Robert N. Martin, the Company’s Senior Vice President, Exploration prior to such elimination, will continue to provide geological services to the Company as a consultant on an as needed basis.

(6)

As a result of the Company’s limited available cash, Mr. Martin deferred payment for his services during the second, third and fourth quarter of the fiscal year ended February 29, 2012.  For the year ended February 29, 2012, Mr. Martin’s was paid $21,750; and $65,250 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.

(7)

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

Narrative Disclosure to Summary Compensation Table

Base Salaries

For the past three years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure; which was established on April 6, 2009.  The Board, with the assistance of the Compensation Committee, after reviewing the Company’s cost structure and financial position, approved a reduction of the base salaries of the Company’s Named Executive Officers.  Effective April 1, 2009, the salary of James F. Westmoreland, President and Chief Executive Officer, was reduced by 25% to $150,000.  The salaries of Robert N. Martin, Former Senior Vice President – Exploration, and Bennett W. Anderson, Chief Operating Officer, were reduced by 50% to $87,000 and $63,000, respectively.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month.

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

Under the 2009 Plan, we may grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee.  The Compensation Committee will have the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards may be in the form of actual shares of restricted common stock or hypothetical restricted common stock units having a value equal to the fair market value of an identical number of shares of common stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.  To date, the Compensation Committee has approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four year vesting period, for Awards granted to non-employee directors.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding our outstanding restricted stock awards held by our Named Executive Officers at the end of the fiscal year ended February 29, 2012.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Stock Awards
Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
James F. Westmoreland	166,667(1)	10,000(2)
President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer
Robert Martin	-	-
Former Senior Vice President, Exploration
Bennett W. Anderson	75,000(3)	4,500(2)
Chief Operating Officer

(1)

On April 6, 2009, the Compensation Committee approved an award to Mr. Westmoreland of 500,000 shares of restricted common stock of the Company, with a grant date of April 7, 2009, as further compensation for his past services, as discussed in detail under the heading “Narrative Disclosure to Summary Compensation Table - Base Salaries; Compensation for Past Services”, beginning on page 80.  These shares of restricted stock were awarded pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3%.  In accordance with the award, on April 7, 2010, 166,666 shares were vested; and 166,667 shares were vested in 2011.  The remaining 166,667 restricted shares were subject to restrictions that expired in April 2012.

(2)

Amount reflects the aggregate value of the shares that have not vested using the closing market price of the Company's stock at the end of the last completed fiscal year.  On February 29, 2012, the closing price of our stock was $0.06.

(3)

The Compensation Committee has awarded restricted shares to four Daybreak employees, including 100,000 restricted shares to Mr. Anderson.  On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share.  The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years at a rate of 25% each year.  In accordance with the award, on July 22, 2011, 25,000 shares were vested.  The remaining 75,000 restricted shares are subject to restrictions that expire as follows: 25,000 in 2012; 25,000 in 2013 and 25,000 in 2014.  The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 78.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 29, 2012.

Stock Compensation Expense

Stock awards are accounted for under FASB ASC 718, “Stock Compensation.”  Under ASC 718, compensation for all share-based payment awards is based on estimated fair value at the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods, if any.

DIRECTOR COMPENSATION

The Board has adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) under which it compensates directors who are not employees of the Company.

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

In addition to cash fees, effective as of April 6, 2009, non-employee directors receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which is typically granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 29, 2012.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

On July 22, 2010, pursuant to our Director Compensation Policy, each non-employee director received 5,000 restricted shares, typically granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share.  The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of three years at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 78 of this Form 10-K.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 29, 2012.(1)

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	20,000	-	-	20,000
Dale B. Lavigne	20,750	-	-	20,750
Ronald D. Lavigne	20,250	-	-	20,250
Timothy R. Lindsey	15,000	-	-	15,000
James F. Meara	21,500	-	-	21,500

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 29, 2012. Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning with the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until long-term financing is in place.  For the year ended February 29, 2012, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until long-term financing is obtained.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 29, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 29, 2012.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,996,170	$0.10	1,003,830(2)
Total	2,996,170	$0.10	1,003,830(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 78.

(2)

Reflects initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the fiscal years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the fiscal years ended February 28, 2011 and 2010 respectively, as described in detail under the heading “Director Compensation”, beginning on page 81.  Also reflects 3,830 shares that were returned to the 2009 Plan.

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

As of May 22, 2012, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 77; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Keith A. Hooper(5) 1529 W. Adams St. Chicago, IL 60607	3,176,077	-	3,176,077	6.5

	Dale B. Lavigne, Chairman of the Board	1,032,555(6)	-	1,032,555	2.1
	Timothy R. Lindsey, Director	910,000(7)	-	910,000	1.9
	Ronald D. Lavigne, Director	855,414(6)	-	855,414	1.8
	Wayne G. Dotson, Director	160,000(8)	-	160,000	*
	James F. Meara, Director	160,000(8)	-	160,000	*
	Robert Martin, Former Senior Vice President, Exploration	1,380,000(9)	-	1,380,000	2.8
	James F. Westmoreland, President and Chief Executive Officer and Director	600,000(10)	500,000(11)	1,100,000	2.2
	Bennett W. Anderson, Chief Operating Officer	400,000(12)	-	400,000	*
	All (8) directors and executive officers as a group	5,497,969	-	5,997,969	12.2

Series A Convertible Preferred Stock(13)	William Hieronymus 15 Reservoir Rd. Wayland, MA 01778	75,000	-	75,000	8.3
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	7.4

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	6.4

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers which have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 22, 2012).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 22, 2012).

(4)

Based upon 48,787,769 shares of common stock outstanding as of May 22, 2012 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 of May 22, 2012.

(5)

Based on the last known information verified by Mr. Hooper, and includes 2,936,077 shares held directly or as a trustee by Mr. Hooper; and 240,000 shares held indirectly by Hooper Group, a company controlled by Mr. Hooper.

(6)

Includes 5,001 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 1,667 shares in 2012; and 3,334 shares in 2013.  In accordance with the award, on April 7, 2012, 66,667 shares were vested.

(7)

Includes 5,001 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 1,667 shares in 2012; and 3,334 shares in 2013.  In accordance with the award, on April 7, 2012, 233,334 shares were vested.

(8)

Includes 5,001 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 1,667 shares in 2012; and 3,334 shares in 2013.  In accordance with the award, on April 7, 2012, 50,000 shares were vested.

(9)

Mr. Martin’s shares are held by 413294 Alberta Ltd., a Canadian Company, that is controlled by Mr. Martin.

(10)

In accordance with the award given on April 7, 2009, on April 7, 2011, the final 166,667 shares were vested.

(11)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(12)

Includes 75,000 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 25,000 shares in 2012; 25,000 shares in 2013; and 25,000 shares in 2014.  In accordance with the award, on July 22, 2011, 25,000 shares were vested.

(13)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 22, 2012, 906,565 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

During the fiscal years ended February 29, 2012, and February 28, 2011, we had the following related party transactions:

On January 31, 2012, the Company issued a $35,100 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.  Proceeds from the note were used to pay an extension fee related to the Well Works Loan.

On June 20, 2011, the Company issued a $200,000 non-interest bearing note from the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.

Proceeds from the note were used to meet the escrow requirement on a loan commitment.  The escrow requirement amount is reflected as an account receivable on the Balance Sheet and will be refunded to the Company upon closing.

On January 13, 2010, we commenced a private placement of 12% Subordinated Notes (the “Notes”).  We sold $595,000 of Notes to 13 accredited investors through the closing date of March 16, 2010.  One of the accredited investors, a related party, is our Company President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of other participants’ Notes and are described more fully under “Liquidity and Capital Resources – Long Term Borrowings.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 29, 2012 and February 28, 2011:

Services Rendered	Fees Billed FY 2012	Fees Billed FY 2011
Audit fees	$84,000	$89,650
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$84,000	$89,650

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

10.25

Asset Sale and Purchase Agreement with Chevron U.S.A. Inc. effective July 1, 2010(19)

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

10.30

Technical and Consulting Services Agreement between Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.31

Assignment of Net Profits Interest from Daybreak Oil & Gas, Inc. to Well Works, LLC (20)

10.32

Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland. (21)

10.33

Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland. (21)

10.34

Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA. (22)

10.35

Loan Extension Agreement, dated September 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.36

Forbearance Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.37

Forbearance Agreement, dated November 11, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.38

Assignment of Net Profits Interest Termination Agreement, effective October 31, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.39

Override Grant Deed, effective November 1, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.40

Forbearance Agreement II, dated November 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (22)

10.41

Forbearance Agreement III, dated January 12, 2012, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (24)

10.42

Participation Agreement, dated January 26, 2012, by and between Daybreak Oil and Gas, Inc, and AC Exploration, LLC. (24)

10.43

Loan Agreement dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC, as borrowers, and Luberski, Inc., as lender. (23)

10.44

Promissory Note dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC in favor of Luberski, Inc., as lender. (23)

10.45

Borrower Sharing Agreement dated as of May 18, 2012, between Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC. (23)

10.46

Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of May 18, 2012, executed by Daybreak Oil and Gas, Inc., in favor of Luberski, Inc. (23)

23.1

Consent of Lonquist & Co. LLC. (24)

23.2

Consent of MaloneBailey, LLP (24)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

99.1

Reserves Report of Lonquist & Co. LLC, independent petroleum engineering consulting firm, as of March 1, 2012. (24)

-----------------------

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

(21)

Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.

(22)

Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.

(23)

Previously filed as exhibit to Form 8-K on May 23, 2012, and incorporated by reference herein.

(24)

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

API.  American Petroleum Institute, a petroleum induction association that sets standards for oil field equipment and operations.  Also see Oil Gravity.

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

Oil.  Crude oil or condensate.

Oil Gravity.  The density of liquid hydrocarbons generally measured in degrees API.  The lighter the oil, the higher the API gravity.  Heavy oil has an API gravity of 20° API or less.  For example, motor lubricating oil is about 26° API; while gasoline is about 55° API.

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
Date: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ DALE B. LAVIGNE
	James F. Westmoreland		Dale B. Lavigne
	Director / President and Chief Executive Officer		Director / Chairman
	Date: May 25, 2012		Date: May 25, 2012

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ WAYNE G. DOTSON
	Timothy R. Lindsey		Wayne G. Dotson
	Director		Director
	Date: May 25, 2012		Date: May 25, 2012

By:	/s/ RONALD D. LAVIGNE	By:	/s/ JAMES F. MEARA
	Ronald D. Lavigne		James F. Meara
	Director		Director
	Date: May 25, 2012		Date: May 25, 2012