Form 10-Q
period 2012-05-31
DAYBREAK OIL & GAS INC
filed 2012-07-12
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  _______________

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

At July 11, 2012 the registrant had 48,787,769 outstanding shares of $0.001 par value common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.
Balance Sheets - Unaudited
	As of May 31, 2012	As of February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,245	$73,392
Accounts receivable:
Oil and gas sales	143,109	192,639
Joint interest participants	54,887	92,220
Loan commitment refund and other receivables	243,346	223,750
Prepaid expenses and other current assets	173,635	44,777
Total current assets	625,222	626,778
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment net of $1,244,107 and $1,186,212 respectively, successful efforts method
Proved properties	1,580,414	1,634,545
Unproved properties	471,269	438,640
PRODUCTION REVENUE RECEIVABLE	350,000	350,000
OTHER ASSETS	105,610	105,506
Total assets	$3,132,515	$3,155,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,683,924	$1,663,303
Accounts payable - related parties	552,978	497,315
Accrued interest	23,670	418,531
Notes payable	719,062	150,000
Notes payable - related party	235,100	235,100
Line of credit	891,919	883,905
Total current liabilities	4,106,653	3,848,154
LONG TERM LIABILITIES:
Notes payable, net of discount of $43,143 and $46,149 respectively	301,857	298,851
Notes payable - related parties, net of discount of $31,725 and $33,934 respectively	218,275	216,066
Asset retirement obligation	45,178	44,107
Total liabilities	4,671,963	4,407,178
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 906,565 shares issued and outstanding	907	907
Common stock - 200,000,000 shares authorized; $0.001 par value 48,787,769 issued and outstanding	48,788	48,788
Additional paid-in capital	22,545,060	22,538,089
Accumulated deficit	(24,134,203)	(23,839,493)
Total stockholders’ equity (deficit)	(1,539,448)	(1,251,709)
Total liabilities and stockholders' equity (deficit)	$3,132,515	$3,155,469

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Operations - Unaudited
	For the Three Months Ended
	May 31,
	2012	2011
REVENUE:
Oil and gas sales	$262,973	$380,357

OPERATING EXPENSES:
Production expenses	41,693	34,328
Exploration and drilling	15,743	25,802
Depreciation, depletion, amortization, and impairment	58,966	79,571
General and administrative	352,194	336,576
Total operating expenses	468,596	476,277
OPERATING LOSS	(205,623)	(95,920)

OTHER INCOME (EXPENSE):
Interest income	104	169
Interest expense	(89,191)	(58,695)
Total other income (expense)	(89,087)	(58,526)

LOSS FROM CONTINUING OPERATIONS	(294,710)	(154,446)

NET LOSS	(294,710)	(154,446)

Cumulative convertible preferred stock dividend requirement	(41,130)	(41,139)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(335,840)	$(195,585)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	48,787,769	48,791,599

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.
Statements of Cash Flows - Unaudited
	Three Months Ended
	May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,710)	$(154,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,971	22,805
Depreciation, depletion, and impairment expense	58,966	79,571
Amortization of debt discount	5,215	19,400
Amortization of loan origination fees	-	5,938
Non-cash interest income	(104)	(159)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	49,530	(80,505)
Accounts receivable - joint interest participants	37,333	67,348
Accounts receivable - other	(19,596)	91,632
Prepaid expenses and other current assets	(5,540)	16,476
Accounts payable and other accrued liabilities	98,433	(91,412)
Accounts payable - related parties	55,663	63,590
Accrued interest	58,897	17,997
Net cash provided by operating activities	51,058	58,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(114,205)	(84,669)
Net cash used in investing activities	(114,205)	(84,669)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,147)	(26,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,392	57,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,245	$30,946

CASH PAID FOR:
Interest	$470,822	$2,548
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$4,637	$9,952
Addition to asset retirement obligation	$-	$605
Discount on notes payable - Short term	$-	$15,052
Discount on notes payable - Long term	$-	$4,348
Note paid directly from proceeds of note	$150,000	$-
Note paid directly to accrued interest and fees	$445,744	$-
Note paid directly to pre-paid loan fees	$123,318	$-
Interest converted to principal	$8,014	$-

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) under the laws of the State of Washington on March 11, 1955, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States.  In March 2005, management of the Company decided to enter the oil and gas exploration and production industry.  On October 25, 2005, the Company shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2013.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of May 31, 2012 has an accumulated deficit of $24,134,203 and a working capital deficit of $3,481,431 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 11 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Daybreak’s average working interest in these wells is 40.15% and the average net revenue interest is 29.85% for these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in the East Slopes Project.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

In the last few years, the Company has disposed of properties in Alabama, Louisiana and Texas that impeded cash flow and growth in the East Slopes Project.  These actions have allowed the Company to move forward with a drilling and exploration program in Kern County.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its oil properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However the Company cannot offer any assurance that the Company will be successful in executing the aforementioned plans to continue as a going concern.

The Company’s financial statements as of May 31, 2012 do not include any adjustments that might result from the Company’s inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or is expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.  Allowances for doubtful accounts at May 31, 2012 and February 29, 2012 relate to amounts due from joint interest owners.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At May 31, 2012, this one customer represented 100% of crude oil sales receivable.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at May 31, 2012 and February 29, 2012 are set forth in the table below.

	May 31, 2012	February 29, 2012
Proved leasehold costs	$2,254	$2,254
Unproved leasehold costs	471,269	438,640
Costs of wells and development	474,385	470,653
Capitalized exploratory well costs	2,316,337	2,316,305
Capitalized asset retirement costs	31,545	31,545
Total cost of oil and gas properties	3,295,790	3,259,397
Accumulated depletion, depreciation, amortization and impairment	(1,244,107)	(1,186,212)
Net Oil and Gas Properties	$2,051,683	$2,073,185

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $285,343 remains unpaid and is included in the May 31, 2012 accounts payable balance.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWING:

Short-Term Notes Payable

On May 18, 2012, the Company entered into a loan agreement with a third party as lender and another party as co-borrower, pursuant to which the Company and the co-borrower together borrowed a principal amount of $1,500,000.  The Company received $719,062 with the remainder of the loan proceeds paid to the co-borrower.  The loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty.  The loan calls for a minimum interest payment of $150,000.  The Company recognized $123,318 in deferred financing fees associated with this loan.  Either the Company’s or the co-borrower’s failure to repay the principal at maturity will constitute an event of default.  The loan is a joint and several obligation of the Company and the co-borrower, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of the co-borrower as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member.

On May 22, 2012 the Company paid Well Works, LLC, a Utah Limited Liability Company, $595,744 representing the outstanding principal balance and all interest and fees due in regards to the secured convertible promissory Note between the Company and Well Works (the “Well Works Loan”) that was executed on September 17, 2010.  The security interest granted by Daybreak in favor of Well Works in the Company’s Kern County, California leases was terminated in connection with the payoff.

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

Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011. The escrow requirement amount of $200,000 is reflected as an account receivable on the Company’s Balance Sheets and will be refunded to the Company upon closing of funding from the third party.

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

Long-Term Notes Payable

12% Subordinated Notes

On January 13, 2010, the Company commenced a private placement of 12% Subordinated Notes (“Notes”).  On March 16, 2010, the Company closed its private placement of Notes to 13 accredited investors resulting in total gross proceeds of $595,000.  Interest on the Notes accrues at 12% per annum, payable semi-annually.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.  A $250,000 Note was sold to a related party, the Company’s President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the three months ended May 31, 2012 amounted to $5,215.  Unamortized debt discount amounted to $74,868 as of May 31, 2012.

NOTE 8 — LINE OF CREDIT:

The Company has an $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”) established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s President and Chief Executive Officer.  At May 31, 2012, the Line of Credit had an outstanding balance of $891,919.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

NOTE 9 — STOCKHOLDERS’ EQUITY (DEFICIT):

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the three months ended May 31, 2012, there were no conversions of Series A Preferred to the Company’s Common Stock.

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of May 31, 2012, the accumulated and unpaid dividends amounted to $1,175,844.  Dividends may be paid in cash or common stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of May 31, 2012.

Dividends earned since issuance of the Series A Preferred for each fiscal year and the three months ended May 31, 2012 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Three Months Ended May 31, 2012	70	41,130
Total Accumulated Dividends		$1,175,844

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

NOTE 10 — WARRANTS:

Warrants outstanding and exercisable as of May 31, 2012 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
Placement Agent Warrants Spring 2006	802,721	$0.75	1.00	802,721
Placement Agent Warrants Spring 2006	401,361	$2.00	1.00	401,361
Placement Agent Warrants July 2006	419,930	$1.00	1.25	419,930
12% Subordinated Notes	1,190,000	$0.14	2.50	1,190,000
Warrants Issued for Services	150,000	$0.14	3.00	150,000
	2,964,012			2,964,012

There were no warrants issued or exercised during the three months ended May 31, 2012. Additionally, there were no warrants that expired during the three months ended May 31, 2012. The outstanding warrants as of May 31, 2012, have a weighted average exercise price of $0.68, a weighted average remaining life of 1.74 years, and an intrinsic value of $-0-.

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

At May 31, 2012, a total of 2,996,170 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,339,915 of the shares had fully vested.  A total of 1,003,830 Common Stock shares remained available at May 31, 2012 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000(3)	-0-	-0-
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	310,585	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	104,335	1,915	318,750
	3,000,000		2,339,915	3,830	656,255

(1)  Does not include shares that were withheld to satisfy such tax liability upon vesting of a restricted award by a Plan Participant, and subsequently returned to the 2009 Plan.

(2)  Reflects the number of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

(3)  In accordance with the award, on April 7, 2012, 633,335 shares were vested.

For the three months ended May 31, 2012, the Company recognized compensation expense related to the above restricted stock grants in the amount of $6,971.  Unamortized compensation expense amounted to $35,100 as of May 31, 2012.

NOTE 12 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2012	February 29, 2012
Computed at U.S. and state statutory rates (40%)	$(117,885)	$(573,035)
Permanent differences	2,785	37,325
Changes in valuation allowance	115,100	535,710
Total	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2012	February 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$6,431,170	$6,319,866
Oil and gas properties	(146,139)	(147,148)
Stock based compensation	74,679	71,891
Less valuation allowance	(6,359,710)	(6,244,609)
Total	$-0-	$-0-

At May 31, 2012, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of $16,077,925 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $115,100 for the three months ended May 31, 2012 and increased $535,709 for the year ended February 29, 2012. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (“NOL”) carryforward.

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

The Company is not aware of any environmental claims existing as of May 31, 2012.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three month periods ended May 31, 2012 and May 31, 2011 and of our financial condition as of May 31, 2012, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited Annual Report on Form 10-K for the year ended February 29, 2012.  Unless otherwise noted, all of our discussion refers to continuing operations at our East Slopes Project in Kern County, California.

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

We have a limited operating history of oil and gas production and minimal proven reserves, production and cash flow.  To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis.  Our management cannot provide any assurances that Daybreak will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

Kern County, California (East Slopes Project)

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

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday and Bear properties each have four producing wells.  The Black property is the smallest of all currently producing reservoirs, and we will most likely drill only one or two development wells at this property.  The Ball and Dyer Creek properties were put on production in late October 2010.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $1,500,000 in new capital investments within the East Slopes Project area in the current fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least three more development wells to be drilled in the future.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% net revenue interest (“NRI”) in the Sunday #1 well.  We continue to have a 37.5% working interest with a 27% NRI in each of the Sunday #2 and #3 wells.  We also have a 37.5% working interest with a 30.1% NRI in the Sunday #4H well.  We expect to drill at least one development well at this property during 2012.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least five more development wells to be drilled in the future.  With the acquisition of an additional 16.67% working interest in the East Slopes Project in September 2010, we have a 41.67% working interest with a 29.0% NRI in each of the Bear wells in this property.  Effective April 24, 2012, the royalty interest on this property was reduced to encourage more drilling.  While our NRI on currently producing wells will remain unchanged, our new NRI for the next four wells drilled on this property will increase to 34.7%.  We expect to drill at least three development wells at this property during 2012.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at 2,150 feet.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for one or two development wells to be drilled in the future.  We have a 37.5% working interest with a 29.8% NRI in this property.  We expect to drill at least one development well at this property during 2012.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API gravity.  All of the oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In January 2012, we farmed out to a third party 50% of our working interest covering the Ball and Dyer Creek Fields. In return, the third party will pay Daybreak’s share of the completed well cost on the next Ball well to be drilled.  We have a 41.67% working interest with a 34.69% NRI in the Ball #1-11 well. For wells in this field other than the Ball 1-#11, we will have a 20.84% working interest with a 17.35% net revenue interest.  We anticipate drilling at least one development well at this property during 2012.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  The Dyer Creek property has the potential for at least one development well in the future.  Production from the DC67X well is also being processed at the Dyer Creek production facility.  We have a 41.67% working interest with a 34.69% net revenue interest in the DC67X well.  For wells other than the DC67X, we will have a 20.84% working interest with a 17.35% NRI.

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

Centralized Oil Processing and Storage Facilities

By utilizing the Sunday and Dyer Creek centralized production facilities our average operating costs have been reduced from over $40 per barrel to a monthly average of approximately $17 per barrel of oil for the three months ended May 31, 2012.  With these centralized facilities and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We drilled an exploratory well on this prospect in December 2011 that was determined to be not viable for commercial production and the well was plugged and abandoned.  Utilizing the data received from this well, we expect to drill another exploratory well on this prospect during 2012.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size with a gross recoverable reserve potential of 873,000 barrels of oil.  We have a 41.67% working interest in this prospect.

Glide-Kendall Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in the fall of 2012.  We estimate that the Glide Kendall prospect is 200 acres in size with a gross recoverable reserve potential of 1.8 million barrels of oil.  We have a 41.67% working interest in this prospect.

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

Breckenridge-Chimney Prospect

This prospect is located in the central portion of our acreage position. The drilling targets are the Vedder and Eocene sands between 2,000 and 2,500 feet deep.  We estimate that the Breckenridge-Chimney prospect is 60 acres in size with a gross recoverable reserve potential of 1.5 million barrels of oil.  We have a 41.67% working interest in this prospect.  We expect to drill at least one exploratory well at this property during 2012.

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

Production, Revenue and LOE

Our net sales volume, revenue and lease operating expenses (“LOE”) by quarter for all California properties during the year ended February 29, 2012 by quarter and the three month period ended May 31, 2012 are set forth in the following table:

	Three Months Ended May 31, 2012	Three Months Ended February 29, 2012	Three Months Ended November 30, 2011	Three Months Ended August 31, 2011	Three Months Ended May 31, 2011
Sales (Barrels)	2,438	3,009	2,699	3,362	3,502
Revenue	$262,973	$311,171	$290,912	$331,684	$380,357
LOE	$41,693	$74,076	$59,138	$52,466	$34,328

Average Sales Price	$107.88	$103.43	$107.79	$98.66	$108.61

Average LOE	$17.10	$25.36	$24.62	$17.57	$11.64

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Luberski, Inc., a California corporation, as lender, and the Company and RTG Steel Company, LLC, an Arizona limited liability company, as co-borrowers, are secured by mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Short-Term Borrowings” in this MD&A.

Results of Operations – Three Months Ended May 31, 2012 compared to the Three Months Ended May 31, 2011

The following discussion compares our operating results for the three month periods ended May 31, 2012 and May 31, 2011 at our East Slopes Project.

Revenues are derived entirely from the sale of our share of oil production.  We realized the first revenue from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less deductions that vary by grade of crude oil sold. Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price.  However, since March of 2011, we have been receiving a premium for our California oil in comparison to the WTI price.  For the three months ended May 31, 2012, the average monthly WTI price was $101.38 and the average monthly sale price was $107.88, resulting in a premium that was 6.4% higher than the average monthly WTI price.  This compares to the three months ended May 31, 2011 when the average monthly WTI price was $104.43 and the average monthly sale price was $108.61, resulting in a premium that was 4.0% higher than the average monthly WTI pricing.  We are unable to forecast how long we will continue to receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our heavy oil in California.

Revenues for the three months ended May 31, 2012 decreased $117,384 or 30.9% to $262,973 in comparison to revenue of $380,357 for the three months ended May 31, 2011.  This revenue represented an average net revenue interest of 29.85% in 11 producing wells.  The average sales price of a barrel of oil for the three months ended May 31, 2012 was $107.88 in comparison to $108.61 for the three months ended May 31, 2011. The decrease of $0.72 or 0.7% in the average sales price of a barrel of oil accounted for $2,537 or 2.2% of the revenue decrease from the comparative three months ended May 31, 2011.

Total daily production was 1,001 well days for the three months ended May 31, 2012 in comparison to 995 well days for the three months ended May 31, 2011.  Our net sales volume for the three months ended May 31, 2012 was 2,438 barrels of oil in comparison to 3,502 barrels for the three months ended May 31, 2011.  This decrease in oil sales of 1,065 barrels or 30.4% was due to the natural production decline in our oil wells.

The East Slopes Project represented 100% of total revenue for the three months ended May 31, 2012 and May 31, 2011, as set forth in the table below:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011
California - East Slopes Project	$262,973	$380,357
Total Revenues	$262,973	$380,357

Operating Expenses.  Total operating expenses for the three months ended May 31, 2012 decreased by $7,681 or 1.6% to $468,596, compared to the three months ended May 31, 2011.  Significant decreases in exploration and drilling ($10,059) and depreciation, depletion and amortization (“DD&A”) ($20,605) for the three months ended May 31, 2012 compared to the three months ended May 31, 2011 were offset by an increase in production expenses ($7,365) and general and administrative (“G&A”) expenses ($15,618) over the same period.

Operating expenses for the three months ended May 31, 2012 and May 31, 2011 are set forth in the table below:

	May 31, 2012	May 31, 2011
Production expenses	$41,693	$34,328
Exploration and drilling	15,743	25,802
DD&A	58,966	79,571
G&A	352,194	336,576
Total operating expenses	$468,596	$476,277

Production expenses include expenses directly associated with the generation of oil and gas revenues, road maintenance, control of well insurance and well workover costs.  For the three months ended May 31, 2012, these expenses increased by $7,365 or 21.5% in comparison to the three months ended May 31, 2011.  This increase in production expenses is primarily due to increases in power expenses and property taxes.  Production expenses represented 8.9% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance expenses and dry hole expenses.  These expenses decreased $10,059 or 39.0%, for the three months ended May 31, 2012 in comparison to the three months ended May 31, 2011.  Exploration expenses decreased primarily because of fewer lease rentals due to expiration of certain leases.  For the three months ended May 31, 2012, we did not drill any dry hole or non-commercial wells.  Exploration and drilling expenses represented 3.4% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property expenses, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2012, DD&A expenses decreased $20,605 or 25.9% in comparison to the three months ended May 31, 2011 primarily due to lower amortization rates based on our proved producing reserves base.  DD&A represented 12.6% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended May 31, 2012, these expenses increased $15,618 or 4.6% to $352,194 in comparison to $336,576 for the three months ended May 31, 2011.  Accounting and legal expenses increased $42,091 in aggregate for the three months ended May 31, 2012 and were primarily responsible for the overall increase in G&A expenses. The increase in accounting and legal expenses was due to timing differences on services and financing projects.  Management and employee salaries were relatively unchanged for the three months ended May 31, 2012 in comparison to the three months ended May 31, 2011.  Stock compensation for executive officers and directors declined by $15,834 due to certain stock awards being fully vested.  For the three months ended May 31, 2012, we received, as Operator, administrative overhead reimbursement of $9,681 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 75.2% of total operating expenses for the three months ended May 31, 2012.

Interest income for the three months ended May 31, 2012 decreased $65 or 38.5% in comparison to the three months ended May 31, 2011 due to lower average cash balances.

Interest expense for the three months ended May 31, 2012 increased $30,496 or 52.0% in comparison to the three months ended May 31, 2011. The increase in interest expense was primarily due to additional expenses associated with the Well Works short-term note payable that was paid in full on May 22, 2012.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Production expenses and revenues will fluctuate according to the number and percentage ownership of producing wells as well as the amount of revenues.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as on the success or failure of such projects.  Likewise, the amount of DD&A expense and impairment costs will primarily depend upon the number of producing wells and the size of our proven reserves base. G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Liquidity, and Capital Resources and Financial Condition

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

Major sources of funds in the past for us have included the debt or equity markets.  While we have experienced revenue growth from operations in Kern County, California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which will require us to continue to raise equity or debt capital from outside sources.

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

We have repositioned Daybreak to better meet our corporate goals and objectives by disposing of assets that impeded our cash flow and growth in the East Slopes Project. In the last few years, we have disposed of properties in Alabama, Louisiana and Texas.  These actions have allowed us to move forward with our drilling and exploration program in Kern County.

The Company’s financial statements for the three months ended May 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of May 31, 2012 have an accumulated deficit of $24,134,203 and a working capital deficit of $3,481,431, which raises substantial doubt about our ability to continue as a going concern.

Changes in our capital resources at May 31, 2012 in comparison with February 29, 2012 are set forth in the table below:

	May 31, 2012	February 29, 2012	Increase (Decrease)	Percentage Change
Cash	$10,245	$73,392	(63,147)	(86.0%)
Current Assets	$625,222	$626,778	(1,556)	(0.2%)
Total Assets	$3,132,515	$3,155,469	(22,954)	(0.7%)
Current Liabilities	$4,106,653	$3,848,154	258,499	6.7%
Total Liabilities	$4,671,963	$4,407,178	264,785	6.0%
Working Capital	$(3,481,431)	$(3,221,376)	(260,055)	8.1%

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and financing.  Our cash balances were $10,245 and $73,392 as of May 31, 2012 and February 29, 2012, respectively. The decrease of $63,147 was due to meeting financial commitments from ongoing operations as well as G&A expenses.

Our working capital deficit increased $260,055 or 8.1% to ($3,481,431) at May 31, 2012 in comparison to ($3,221,376) at February 29, 2012. We have not yet been able to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expenses. This is the primary factor for the increase in our working capital deficit. We anticipate an increase in our cash flow from our East Slope operations in Kern County, California during the current fiscal year.

During the three months ended May 31, 2012, we reported an operating loss of $205,623 in comparison to an operating loss of $95,920 for the three months ended May 31, 2011.  This increase in the operating loss of $109,703, or 114.4%, for the three months ended May 31, 2012 was primarily due to a decrease in revenue from oil sales of $117,384 that occurred because of both lower realized oil prices and lower production volume due to the natural decline in our oil wells offset by a decrease of $7,681 in operating expenses.

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $294,710 was reported for the three months ended May 31, 2012 in comparison to a net loss of $154,446 for the three months ended May 31, 2011.  The increase in the net loss of $140,264 for the three months ended May 31, 2012 was primarily due to a decrease of $117,384 in revenue generated from oil sales and an increase in interest expense of $30,496 related to the Well Works Loan.

The increase of $294,710 or 1.2% in the accumulated deficit from $23,839,493 as of February 29, 2012 to $24,134,203 as of May 31, 2012 was due to the $294,710 net loss for the three months ended May 31, 2012.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months May 31, 2012	Three Months May 31, 2011	Increase (Decrease)	Percentage Change
Net cash provided by operating activities	$51,058	$58,235	$(7,177)	(12.3%)
Net cash (used in) investing activities	$(114,205)	$(84,669)	$(29,536)	34.9%
Net cash provided by financing activities	$-0-	$-0-	$-0-	N/A

Cash Flow Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-oil property asset account balances.  For the three months ended May 31, 2012, we had a positive cash flow from operating activities of $51,058, in comparison to a positive cash flow of $58,235 for the three months ended May 31, 2011.  This decrease of $7,177, or 12.3% was primarily due to a larger net loss for the three months ended May 31, 2012 in comparison to the three months ended May 31, 2011.  The larger net loss was caused by a decline in revenues ($117,384) in comparison to the three months ended May 31, 2011. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property and Other Assets account balances.  Cash used in investing activities for the three months ended May 31, 2012 was $114,205; an increase of $29,536 or 34.9% from the $84,669 used in investing activities for the three months ended May 31, 2011.  This increase was primarily due to infrastructure improvements at the Sunday production facility and the Ball and Dyer Creek wells that occurred during the three months ended May 31, 2012.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  For the three months ended May 31, 2012 and May 31, 2011, we had no net change in financing activities.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities during the three months ended May 31, 2012.

Short-Term Borrowings

On May 18, 2012, the Company entered into a Loan Agreement (the “Loan”) with Luberski, Inc., a California corporation, as lender, and RTG Steel Company, LLC, an Arizona limited liability company, as co-borrower (“RTG”), pursuant to which the Company and RTG together borrowed a principal amount of $1,500,000. Daybreak received $719,062 and the remainder of the Loan proceeds were paid to RTG. The Loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty. The Loan calls for a minimum interest payment of $150,000.00.  Either the Company’s or the co-borrowers’ failure to repay the principal at maturity will constitute an event of default.  The Loan is a joint and several obligation of Daybreak and RTG, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of RTG as well as a personal unconditional guarantee of the loan by RTG’s sole managing member.  The proceeds of the Loan were used to repay in full, effective May 22, 2012, all amounts outstanding and owed in regards to the Secured Convertible Promissory Note between the Company and Well Works, LLC that was executed on September 17, 2010.

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At May 31, 2012, the Line of Credit had an outstanding balance of $891,919.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $8,014 for the three months ended May 31, 2012.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the three months ended May 31, 2012 amounted to $5,215.  Unamortized debt discount amounted to $74,868 as of May 31, 2012.

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

At May 31, 2012, a total of 2,996,170 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,339,915 of the shares had fully vested.  A total of 1,003,830 Common Stock shares remained available at May 31, 2012 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000(3)	-0-	-0-
7/16/2009	25,000	3 Years	16,665	-0-	8,335
7/16/2009	625,000	4 Years	310,585	1,915	312,500
7/22/2010	25,000	3 Years	8,330	-0-	16,670
7/22/2010	425,000	4 Years	104,335	1,915	318,750
	3,000,000		2,339,915	3,830	656,255

(1)  Does not include shares that were withheld to satisfy such tax liability upon vesting of a restricted award by a Plan Participant, and subsequently returned to the 2009 Plan.

(2)  Reflects the number of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

(3)  In accordance with the award, on April 7, 2012, 633,335 shares were vested.

For the three months ended May 31, 2012, the Company recognized compensation expense related to these restricted stock grants in the amount of $6,971.  Unamortized compensation expense amounted to $35,100 as of May 31, 2012.

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

We have repositioned Daybreak to better meet our corporate goals and objectives by disposing of assets that impeded our cash flow and growth in the East Slopes Project.  In the last few years, we have disposed of properties in Alabama, Louisiana and Texas.  These actions have allowed us to move forward with our drilling and exploration program in Kern County.

As a result of our successful drilling activity, we believe that our liquidity and cash flow will continue to improve.  Our sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its oil properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  These sources of funds may include issuing debt securities, equity securities, bank debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Off-Balance Sheet Arrangements

As of May 31, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2012, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 of the Notes to the Unaudited Financial Statements.

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” described in Part 1, Item 1A, of the Form 10-K for the year ended February 29, 2012.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.1(1)

Loan Agreement dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC, as borrowers, and Luberski, Inc., as lender

10.2(1)

Promissory Note dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC in favor of Luberski, Inc., as lender

10.3(1)

Borrower Sharing Agreement dated as of May 18, 2012, between Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC

10.4(1)

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

Date: July 11, 2012