Form 10-Q
period 2012-08-31
Daybreak Oil & Gas, Inc.
filed 2012-10-11
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer ☐		Accelerated filer☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

At October 11, 2012 the registrant had 48,807,939 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets - Unaudited

	As of	As of
	August 31, 2012	February 29, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,787	$73,392
Accounts receivable:
Oil and gas sales	159,081	192,639
Joint interest participants	114,414	92,220
Loan commitment refund and other receivables	233,035	223,750
Prepaid expenses and other current assets	70,868	44,777
Total current assets	582,185	626,778
OIL AND GAS PROPERTIES, net of accumulated depletion, depreciation, amortization, and impairment, net of $1,303,164 and $1,186,212, respectively, successful efforts method
Proved properties	1,554,083	1,634,545
Unproved properties	485,451	438,640
PRODUCTION REVENUE RECEIVABLE -LONG TERM	350,000	350,000
OTHER ASSETS	105,729	105,506
Total assets	$3,077,448	$3,155,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,774,034	$1,663,303
Accounts payable - related parties	661,260	497,315
Accrued interest	6,260	418,531
Notes payable	719,062	150,000
Notes payable - related party	250,100	235,100
Line of credit	885,189	883,905
Total current liabilities	4,295,905	3,848,154
LONG TERM LIABILITIES:
Notes payable, net of discount of $39,997 and $46,149, respectively	305,003	298,851
Notes payable - related party, net of discount of $29,414 and $33,934, respectively	220,586	216,066
Asset retirement obligation	46,275	44,107
Total liabilities	4,867,769	4,407,178
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends, 898,565 and 906,565 shares issued and outstanding, respectively	899	907
Common stock - 200,000,000 shares authorized, $0.001 par value, 48,807,939 and 48,787,769 shares issued and outstanding, respectively	48,808	48,788
Additional paid-in capital	22,551,597	22,538,089
Accumulated deficit	(24,391,625)	(23,839,493)
Total stockholders’ deficit	(1,790,321)	(1,251,709)
Total liabilities and stockholders' deficit	$3,077,448	$3,155,469

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

Statements of Operations - Unaudited

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
REVENUE:
Oil and gas sales	$249,149	$331,684	$512,122	$712,041

OPERATING EXPENSES:
Production expenses	1,939	59,071	43,632	99,843
Exploration and drilling	20,807	29,986	36,550	55,788
Depreciation, depletion, amortization, and impairment	60,154	75,337	119,120	154,908
General and administrative	281,797	368,184	633,991	698,316
Total operating expenses	364,697	532,578	833,293	1,008,855
OPERATING LOSS	(115,548)	(200,894)	(321,171)	(296,814)

OTHER INCOME (EXPENSE):
Interest income	119	159	223	328
Interest expense	(141,993)	(58,747)	(231,184)	(117,442)
Total other income (expense)	(141,874)	(58,588)	(230,961)	(117,114)

NET LOSS	(257,422)	(259,482)	(552,132)	(413,928)

Cumulative convertible preferred stock dividend requirement	(40,983)	(41,139)	(82,113)	(82,278)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(298,405)	$(300,621)	$(634,245)	$(496,206)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
Basic and diluted	48,796,680	48,791,516	48,792,224	48,791,557

The accompanying notes are an integral part of these unaudited financial statements.

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows - Unaudited

	Six Months Ended
	August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,132)	$(413,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	13,693	45,610
Depreciation, depletion, and impairment expense	119,120	154,908
Amortization of debt discount	10,672	39,003
Amortization of loan origination fees	-	11,875
Non-cash interest income	(223)	(318)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	33,558	(28,808)
Accounts receivable - joint interest participants	(22,194)	44,022
Accounts receivable – other	(9,285)	79,067
Prepaid expenses and other current assets	97,227	39,441
Accounts payable and other accrued liabilities	158,391	(25,758)
Accounts payable - related parties	163,945	143,618
Accrued interest	49,757	587
Net cash provided by operating activities	62,529	89,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(131,134)	(128,258)
Net cash used in investing activities	(131,134)	(128,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable - related party	-	200,000
Payment to escrow for loan commitment	-	(200,000)
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,605)	(38,939)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,392	57,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,787	$18,441

CASH PAID FOR:
Interest	$509,010	$40,353
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$49,365	$5,314
Interest converted to principal	$16,285	$-
Note paid directly from proceeds of note	$150,000	$-
Note paid directly to accrued interest and fees	$445,744	$-
Note paid directly to pre-paid loan fees	$123,318	$-
Related party note paid directly to line of credit	$15,000	$-
Changes to estimates to asset retirement obligation	$-	$605
Conversion of preferred stock to common stock	$24	$-
Repurchase of stock through payment of payroll taxes	$173	$383

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2013.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of August 31,  2012 has an accumulated deficit of $24,391,625 and a working capital deficit of $3,713,720 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in 11 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Daybreak’s average working interest in these wells is 40.15% and the average net revenue interest is 29.85% in these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in the East Slopes Project.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

In the last few years, the Company has disposed of properties in Alabama, Louisiana and Texas that impeded cash flow and growth in the East Slopes Project.  These actions have allowed the Company to move forward with a drilling and exploration program in Kern County, California.

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

The Company’s financial statements as of August 31, 2012 do not include any adjustments that might result from the Company’s inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts at August 31, 2012 and February 29, 2012 as all joint interest owners have a history of paying their obligations.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At August 31, 2012, this one customer represented 100% of crude oil sales receivable.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at August 31, 2012 and February 29, 2012 are set forth in the table below.

	August 31, 2012	February 29, 2012
Proved leasehold costs	$2,254	$2,254
Unproved leasehold costs	485,451	438,640
Costs of wells and development	507,099	470,653
Capitalized exploratory well costs	2,316,349	2,316,305
Capitalized asset retirement costs	31,545	31,545
Total cost of oil and gas properties	3,342,698	3,259,397
Accumulated depletion, depreciation, amortization and impairment	(1,303,164)	(1,186,212)
Net Oil and Gas Properties	$2,039,534	$2,073,185

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project’s four earning wells.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $283,343 remains unpaid and is included in the August 31, 2012 accounts payable balance.

NOTE 7 —  SHORT-TERM AND LONG-TERM BORROWINGS:

Short-Term Notes Payable

On May 18, 2012, the Company entered into a loan agreement with Luberski, Inc. (“Luberski“) as lender and another party as co-borrower, pursuant to which the Company and the co-borrower together borrowed a principal amount of $1,500,000.  The Company received $719,062 with the remainder of the loan proceeds paid to the co-borrower.  The loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty.  The loan calls for a minimum interest payment of $150,000.  The Company recognized $123,318 in deferred financing fees associated with this loan.  The loan is a joint and several obligation of the Company and the co-borrower, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of the co-borrower as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member.  Either the Company’s or the co-borrower’s failure to repay the principal at maturity constitute an event of default.  Upon maturity of the loan, the Company and the co-borrower did not repay the loan in full.  The Company is currently in discussions with the lender regarding an extension and/or repayment of the loan in full.

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

Short-Term (Related Party)

On June 20, 2011, the Company issued a $200,000 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing for the Company.  Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011. The escrow requirement amount of $200,000 is reflected as an account receivable on the Company’s Balance Sheets and will be refunded to the Company upon closing of funding from the third party.

On January 31, 2012, the Company issued a $35,100 non-interest bearing note to the Company’s President and Chief Executive Officer.  The term of the note provided for repayment on such date as may be agreed to by the Company and its President.  The Company and its President have agreed that repayment will be made upon the successful completion of long-term financing.  Proceeds from the note were used to pay an extension fee related to the Well Works Loan.

On August 21, 2012, the Company’s President and Chief Executive Officer loaned the Company $15,000 to reduce the outstanding balance on the Line of Credit with UBS Bank.  The loan is a non-interest bearing loan.  Repayment will be made upon the successful completion of long-term financing.

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

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the six months ended August 31, 2012 amounted to $10,673.  Unamortized debt discount amounted to $69,411 as of August 31, 2012.

NOTE 8 — LINE OF CREDIT:

The Company has an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”) established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s President and Chief Executive Officer.  At August 31, 2012, the Line of Credit had an outstanding balance of $885,189.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

NOTE 9 — STOCKHOLDERS DEFICIT:

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as “Series A Convertible Preferred Stock” (“Series A Preferred”), with a $0.001 par value.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the six months ended August 31, 2012, there were 8,000 shares of Series A Preferred converted into 24,000 shares of the Company’s Common Stock by one shareholder.  At August 31, 2012, there were 898,565 shares of Series A Preferred issued and outstanding.

Holders of Series A Preferred shares earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of August 31, 2012, accumulated and unpaid dividends amounted to $1,216,827.  Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Company’s Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of August 31, 2012.

Dividends earned on the Series A Preferred for each fiscal year since issuance and the six months ended August 31, 2012 are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
Six Months Ended August 31, 2012	69	82,113
Total Accumulated Dividends		$1,216,827

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock, of which 48,807,939 shares were issued and outstanding as of August 31, 2012.  For the six months ended August 31, 2012, there were 24,000 shares of the Company’s Common Stock issued due to the conversion of Series A Preferred Stock.  However, 3,830 shares of the Company’s Common Stock relating to the Company’s 2009 Restricted Stock and Restricted Stock Unit  Plan were returned to the Company during the six months ended August 31, 2012 as discussed in Note 11 below.

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

NOTE 10 — WARRANTS:

Warrants outstanding and exercisable as of August 31, 2012 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Placement agent warrants - Spring 2006 Private Placement	802,721	$0.75	0.75	802,721
Placement agent warrants - Spring 2006 Private Placement	401,361	$2.00	0.75	401,361
Placement agent warrants - July 2006 Private Placement	419,930	$1.00	1.00	419,930
12% Subordinated Note warrants	1,190,000	$0.14	2.25	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	2.75	150,000
	2,964,012			2,964,012

There were no warrants issued or exercised during the six months ended August 31, 2012.  Additionally, there were no warrants that expired during the six months ended August 31, 2012.  The outstanding warrants as of August 31, 2012, have a weighted average exercise price of $0.68, a weighted average remaining life of 1.5 years, and an intrinsic value of $-0-.

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

At August 31, 2012, a total of 2,992,340 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,615,255 of the shares had fully vested.  A total of 1,007,660 Common Stock shares remained available at August 31, 2012 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	(3)	-0-	-0-
7/16/2009	25,000	3 Years	25,000	(4)	-0-	-0-
7/16/2009	625,000	4 Years	464,920	(5)	3,830	156,250
7/22/2010	25,000	3 Years	16,665	(6)	-0-	8,335
7/22/2010	425,000	4 Years	208,670	(7)	3,830	212,500
	3,000,000		2,615,255	(1)	7,660	377,085

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

(4)

In accordance with the award, on July 16, 2012, 8,335 shares were vested.

(5)

In accordance with the award, on July 16, 2012, 154,335 shares were vested and 1,915 shares were returned to the 2009 Plan.

(6)

In accordance with the award, on July 22, 2012, 8,335 shares were vested.

(7)

In accordance with the award, on July 22, 2012, 104,335 shares were vested and 1,915 shares were returned to the 2009 Plan.

For the six months ended August 31, 2012, the Company recognized compensation expense related to the above restricted stock grants of $13,693.  Unamortized compensation expense amounted to $28,378 as of August 31, 2012.

NOTE 12 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is as follows:

	August 31, 2012	February 29, 2012
Computed at U.S. and state statutory rates (40%)	$(220,854)	$(573,035)
Permanent differences	3,349	37,325
Changes in valuation allowance	217,505	535,710
Total	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2012	February 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$6,526,733	$6,319,866
Oil and gas properties	(141,986)	(147,148)
Stock based compensation	77,368	71,891
Less valuation allowance	(6,462,115)	(6,244,609)
Total	$-0-	$-0-

At August 31, 2012, Daybreak had estimated net operating loss carryforwards for federal and state income tax purposes of $16,316,832, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $217,504 for the six months ended August 31, 2012 and increased $535,710 for the year ended February 29, 2012.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss carryforward.

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

The Company received notice on July 16, 2012, that it was named as a defendant along with several other parties and up to 100 unnamed John Does in a civil lawsuit for damages for wrongful death, negligence, negligent entrustment, permissive use liability, negligent hiring and premises liability in the death of woman in rural California. The civil suit, case S-1500-CV-276772 SPC, was filed on May 30, 2012 with a summons issued on June 25, 2012, in Kern County, in the State of California, in the Superior Court of the State of California. While the outcome of this lawsuit cannot be predicted with certainty, management feels the lawsuit is totally without merit and expects to be eventually dismissed as a defendant from this lawsuit. Management does not expect this lawsuit to have a material adverse impact on our financial condition or results of operation.

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

The Company is not aware of any environmental claims existing as of August 31, 2012.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 14 — SUBSEQUENT EVENTS:

As discussed in more detail in Note 7 of these Notes to the Unaudited Financial Statements, on May 18, 2012, the Company entered into a loan agreement with Luberski (“Luberski”) as lender and another party as co-borrower, pursuant to which the Company received $719,062 of the total principal amount of the loan of $1,500,000.  The loan is a joint and several obligation of the Company and the co-borrower, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of the co-borrower, as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member. The loan has a term of 120 days and matured subsequent to the end of the quarterly period ended August 31, 2012. Upon maturity, the Company and the co-borrower did not repay the loan in full.  The Company is currently in discussions with the lender regarding an extension and/or repayment of the loan in full.  There can be no assurances that the Company and/or the co-borrower will be able to repay this loan, or that the lender will not institute foreclosure proceedings on the collateral securing the loan, which includes the Company’s currently producing leases.

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three and six month periods ended August 31, 2012 and August 31, 2011 and of our financial condition as of August 31, 2012, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.  Unless otherwise noted, all of our discussion refers to continuing operations at our East Slopes Project in Kern County, California.

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

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales price for oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities.  We are currently in the process of developing a multi-well oilfield project in Kern County, California.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of 14 wells in this project.  Eleven of those wells have been successful and have been placed on production.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 3,000 feet.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday and Bear properties each have four producing wells.  The Black property is the smallest of all currently producing reservoirs, and we will most likely drill only one or two development wells at this property.  The Ball and Dyer Creek properties were put on production in late October 2010.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $1,500,000 in new capital investments within the East Slopes Project area in the next 12 months.

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

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In January 2012, we farmed out to a third party 50% of our working interest covering the Ball and Dyer Creek Fields.  In return, the third party will pay Daybreak’s share of the completed well cost on the next Ball well to be drilled.  We have a 41.67% working interest with a 34.69% NRI in the Ball #1-11 well. For wells in this field other than the Ball #1-11, we will have a 20.84% working interest with a 17.35% NRI.  We anticipate drilling at least one development well at this property after the permitting process has been completed, probably in 2013.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  The Dyer Creek property has the potential for at least one development well in the future.  Production from the DC67X well is also being processed at the Dyer Creek production facility.  We have a 41.67% working interest with a 34.69% NRI in this property.  For wells other than the DC67X, we will have a 20.84% working interest with a 17.35% NRI.  We anticipate drilling at least one development well at this property probably in 2013.

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

Centralized Oil Processing and Storage Facilities

By utilizing the Sunday and Dyer Creek centralized production facilities our average operating costs have been reduced from over $40 per barrel to under $10 per barrel of oil for the six months ended August 31, 2012, partially due to certain credits that we received. Without these credits, our average operating costs were approximately $15 per barrel for the six months ended August 31, 2012. With these centralized facilities and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We drilled an exploratory well on this prospect in December 2011 that was determined to be not viable for commercial production and the well was plugged and abandoned.  Utilizing the data received from this well, we expect to drill another exploratory well on this prospect during 2013.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size with a gross recoverable reserve potential of 873,000 barrels of oil.  We have a 41.67% working interest in this prospect.

Glide-Kendall Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well during 2013.  We estimate that the Glide Kendall prospect is 200 acres in size with a gross recoverable reserve potential of 1.8 million barrels of oil.  We have a 41.67% working interest in this prospect.

Sherman Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Etchegoin sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in 2014.  We estimate that the Sherman Prospect is 100 acres in size with a gross recoverable reserve potential of 300,000 barrels of oil.  We have a 41.67% working interest in this prospect.

Tobias Prospect

This prospect is also located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,000 and 2,500 feet deep.  We plan to drill an exploratory well in 2013.  We estimate that the Tobias prospect is 60 acres in size with a gross recoverable reserve potential of 700,000 barrels of oil.  We have a 41.67% working interest in this prospect.

Production, Revenue and LOE

Our net sales volume, revenue and lease operating expenses (“LOE”) by quarter for the East Slopes Project for the last five quarters ended August 31, 2012 are set forth in the following table:

	Three Months Ended
	August 31, 2012		May 31, 2012	February 29, 2012	November 30, 2011	August 31, 2011
Sales (Barrels)	2,669		2,438	3,009	2,699	3,362
Revenue	$249,149		$262,973	$311,171	$290,912	$331,684
LOE	$1,939	*	$41,693	$74,076	$59,138	$52,466

Average Sales Price	$93.34		$107.88	$103.43	$107.79	$98.66

Average LOE	$0.73		$17.10	$25.36	$24.62	$17.57

* During the three months ended August 31, 2012, the Company received certain credits on production expenses related to dehydration expense and property taxes on mineral valuations totaling $38,537, that resulted in lower than normal production expenses for the quarter.

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

Results of Operations – Three Months Ended August 31, 2012 compared to the Three Months Ended August 31, 2011

Revenues.  Monthly revenues are derived entirely from the sale of our share of oil production.  We realized the first revenue from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, OK contracts, less deductions that vary by grade of crude oil sold. Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  However, since March of 2011, we have been receiving a premium for our California oil in comparison to the WTI price.  For the three months ended August 31, 2012 the average monthly WTI price was $88.11 and the average monthly sale price was $93.34, resulting in a premium that was 5.9% higher than the average monthly WTI price.  For the three months ended August 31, 2011, the average monthly WTI price was $93.30 and the average monthly sale price was $98.69 resulting in a premium that was 5.8% higher than the average monthly WTI price.

For the three months ended August 31, 2012, revenues decreased $82,535 or 24.9% to $249,149 in comparison to revenues of $331,684 for the three months ended August 31, 2011.  The average monthly sale price of a barrel of oil for the three months ended August 31, 2012 was $93.34 in comparison to $98.69 for the three months ended August 31, 2011.  The decrease of $5.35 or 5.3% in the average monthly sale price of a barrel of oil accounted for $17,918 or 21.7% of the revenue decrease for the three months ended August 31, 2012.

Production for the three months ended August 31, 2012 was from 11 wells for a total of 906 well days in comparison to production from 11 wells with a total of 1,005 well days for the three months ended August 31, 2011.  Due to repair and maintenance issues on the Bear #1 and Bear #3 wells, these wells only produced for 82 and 6 days, respectively, during the three months ended August 31, 2012.

Our net share of production for the three months ended August 31, 2012 was 2,669 barrels of oil in comparison to 3,362 barrels for the three months ended August 31, 2011.  The decrease in production of 692 barrels or 20.6% for the three months ended August 31, 2012 in comparison to the three months ended August 31, 2011 was due to repair and maintenance issues on the two wells referenced above in addition to the normal production decline in our oil wells.  The decline in production accounted for $64,617 or 78.3% of the decrease in revenues for the three months ended August 31, 2012.  A table of our revenues for the three months ended August 31, 2012 and 2011 is set forth below:

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011
California – East Slopes Project	$249,149	$331,684
Total Revenue	$249,149	$331,684

Operating Expenses.  Total operating expenses for the three months ended August 31, 2012 decreased by $167,882 or 31.5% to $364,696 in comparison to $532,578 for the three months ended August 31, 2011.  Decreases occurred in all expense categories including production expenses; exploration and drilling; depreciation, depletion and amortization (“DD&A”) and general and administrative (“G&A”) expenses. Operating expenses for the three months ended August 31, 2012 and 2011 are set forth in the table below:

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011
Production expenses	$1,939	$59,071
Exploration and drilling	20,807	29,986
DD&A	60,154	75,337
G&A	281,797	368,184
Total operating expenses	$364,697	$532,578

Production expenses include expenses directly associated with the generation of oil and gas revenues, road maintenance and well workover expenses.  For the three months ended August 31, 2012, these expenses decreased by $57,132 or 96.7% to $1,939 in comparison to $59,071 for the three months ended August 31, 2011.  Approximately $38,537 of the decrease in production expenses is directly related to recognition of certain credits we received relating to dehydration expenses and property taxes on minerals valuation during the three months ended August 31, 2012. Production expenses are directly related to the number of wells that were producing during the three months ended August 31, 2012 and 2011, our percentage of working interest ownership in those wells.  Production expenses represented approximately 0.5% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  For the three months ended August 30, 2012 these expenses decreased $9,179 or 30.6%, to $20,807 in comparison to $29,986 for the three months ended August 31, 2011.  Exploration and drilling expenses for the three months ended August 31, 2012, decreased primarily as a result of the expiration of certain leases that were not renewed.  Exploration and drilling expenses represented approximately 5.7% of total operating expenses.

DD&A expense relating to equipment, proven reserves and property costs, along with impairment are another component of operating expenses.  DD&A expense decreased $15,183 or 20.2% to $60,154 for the three months ended August 31, 2012 in comparison to $75,337 for the three months ended August 31, 2011 primarily due to a larger proven reserve base used in the DD&A calculation and lower production levels. DD&A expense represented approximately 16.5% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as in running a public company.  For the three months ended August 31, 2012, G&A expenses decreased $86,387 or 23.5% to $281,797 in comparison to $368,184 for the three months ended August 31, 2011.  Significant decreases were realized in accounting and legal ($38,220) and management and employee salaries.  Management and employee salaries, which comprised 59.3% of our G&A expense and stock compensation decreased $45,234 or 21.3% for the three months ended August 31, 2012 in comparison to the three months ended August 31, 2011.  These categories were responsible for $83,454 in aggregate of the decrease in G&A expenses in comparison to the three months ended August 31, 2011.  For the three months ended August 31, 2012 and 2011, we received, as Operator, administrative overhead reimbursement of $9,628 and $16,436, respectively, for the East Slopes Project, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented 77.3% of total operating expenses for the three months ended August 31, 2012.

Interest income for the three months ended August 31, 2012 decreased $40 to $119 compared to $159 for the three months ended August 31, 2011, due to lower average cash balances.

Interest expense for the three months ended August 31, 2012 increased $83,246 to $141,993 in comparison to $58,747 for the three months ended August 31, 2011.  This increase was primarily from the amortization of loan origination fees related to the Luberski loan.

Due to the nature of our business, as well as the relative immaturity of the Company, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Production expenses will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense and impairment expense will depend upon the factors cited above and the size of our reserve base.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.

Results of Operations – Six Months Ended August 31, 2012 compared to the Six Months Ended August 31, 2011

Revenues.  For the six months ended August 31, 2012, the average monthly WTI price was $94.74 and the average monthly sale price was $100.27 resulting in a premium that was 5.5% higher than the average monthly WTI price.  For the six months ended August 31, 2011, the average monthly WTI price was $98.86 and the average monthly sale price was $103.74 resulting in a premium that was 4.9% higher than the average monthly WTI price.

Total revenues for the six months ended August 31, 2012 decreased $199,919 or 28.1% to $512,122 in comparison to revenues of $712,041 for the six months ended August 31, 2011.  The average monthly sale price of a barrel of oil for the six months ended August 31, 2012 was $100.27 in comparison to $103.74 for the six months ended August 31, 2011.  The decrease of $3.47 or 3.5% in the average sale price of a barrel of oil accounted for $23,743 or 11.9% of the revenue decrease for the six months ended August 31, 2012.

Production for the six months ended August 31, 2012 was from 11 wells for a total of 1,907 well days in comparison to production from 11 wells with a total of 2,000 well days for the six months ended August 31, 2011.  Our net share of production for the six months ended August 31, 2012 was 5,107 barrels of oil in comparison to 6,864 barrels for the six months ended August 31, 2011.  The decrease in production of 1,757 barrels or 25.6% was due to repair and maintenance issues on the two wells referenced above and the normal production decline in our wells. The decline in production accounted for $176,177 or 88.1% of the revenue decrease for the six months ended August 31, 2012.  A table of our revenues for the six months ended August 31, 2012 and 2011 is set forth below:

	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011
California – East Slopes Project	$512,122	$712,041
Total Revenues	$512,122	$712,041

Operating Expenses.  Total operating expenses for the six months ended August 31, 2012 decreased by $175,562 or 17.4% in comparison to the six months ended August 31, 2011.  Decreases occurred in all expense categories including production expenses; exploration and drilling; DD&A; and G&A.  Operating expenses for the six months ended August 31, 2012 and 2011 are set forth in the table below:

	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011
Production expenses	$43,632	$99,843
Exploration and drilling	36,550	55,788
DD&A	119,120	154,908
G&A	633,991	698,316
Total operating expenses	$833,293	$1,008,855

Production expenses for the six months ended August 31, 2012 decreased by $56,211 or 56.3% to $43,632 in comparison to $99,843 for the six months ended August 31, 2011.  Approximately $38,537 of the decrease in production expenses is directly related to recognition of certain credits we received relating to dehydration expenses and property taxes on minerals valuation during the six months ended August 31, 2012. Production expenses are directly related to the number of wells that were producing during the six months ended August 31, 2012 and 2011, our percentage of working interest ownership in those wells.  Production expenses represented approximately 5.2% of total operating expenses.

Exploration and drilling expenses decreased by $19,238 or 34.5% to $36,550 for the six months ended August 31, 2012 in comparison to $55,788 for the six months ended August 31, 2011.  Exploration and drilling expenses for the six months ended August 31, 2012, decreased primarily as a result of the expiration of certain leases that were not renewed.  Exploration and drilling expenses represented approximately 4.4% of total operating expenses.

DD&A and impairment expenses for the six months ended August 31, 2012 decreased $35,788 or 23.1% to $119,120 in comparison to $154,908 for the six months ended August 31, 2011, primarily due to a larger proven reserve base used in the DD&A calculation and lower production levels.  DD&A expenses represented approximately 14.3% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, SOX compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as well as in running a public company.  G&A expense decreased $64,325, or 9.2% to $633,991 for the six months ended August 31, 2012 in comparison to $698,316 for the six months ended August 31, 2011.  A significant decrease of $75,217 was realized in management and employee salaries for the six months ended August 31, 2012. Management and employee salaries, which comprised 53.8% of our G&A expense and stock compensation decreased due to the elimination of the Sr. Vice President – Exploration position and also certain stock grants being fully amortized during the six months ended August 31, 2012.  For the six months ended August 31, 2012 and 2011, we received, as Operator, administrative overhead reimbursement of $19,309 and $32,486, respectively, for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A costs represented 76.1% of total operating expenses for the six months ended August 31, 2012.

Interest income for the six months ended August 31, 2012 decreased $105 or 32.0% to $223 in comparison to $328 for the six months ended August 31, 2011 due to lower average cash balances.

Interest expense increased $113,742 to $231,184 for the six months ended August 31, 2012 compared to $117,442 for the six months ended August 31, 2011, primarily due amortization of loan origination fees related to the Luberski loan.

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

Liquidity and Capital Resources

Our primary financial resource is our oil reserves base.  Our ability to fund a future capital expenditure program is dependent upon the level of prices we receive from oil sales, the success of our exploration and development program in Kern County, California, and the availability of capital resource financing.  We plan to spend approximately $1,500,000 in new capital investment within the East Slopes Project area in the current fiscal year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

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

The Company’s financial statements for the six months ended August 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of August 31, 2012 have an accumulated deficit of $24,391,625 and a working capital deficit of $3,713,720, which raises substantial doubt about our ability to continue as a going concern.

Changes in our capital resources at August 31, 2012 in comparison to February 29, 2012 are set forth in the table below:

	August 31, 2012	February 29, 2012	Increase (Decrease)	Percentage Change
Cash	$4,787	$73,392	$(68,605)	(93.5%)
Current Assets	$582,185	$626,778	$(44,593)	(7.1%)
Total Assets	$3,077,448	$3,155,469	$(78,021)	(2.5%)
Current Liabilities	$4,295,905	$3,848,154	$447,751	11.6%
Total Liabilities	$4,867,769	$4,407,178	$460,591	10.5%
Working Capital	$(3,713,720)	$(3,221,376)	$(492,344)	15.3%

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and financing.  Our cash balances were $4,787 and $73,392 as of August 31, 2012 and February 29, 2012, respectively. The decrease of $68,605 was due to meeting financial commitments from ongoing operations as well as G&A expenses.

Our working capital deficit increased $492,344 to $3,713,720 at August 31, 2012 in comparison to a deficit of $3,221,376 at February 29, 2012. We have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expenses.  This is the primary factor for the increase in our working capital deficit. We anticipate an increase in our cash flow from our East Slope operations in Kern County, California during the current fiscal year due to additional drilling that is scheduled to occur.

During the six months ended August 31, 2012, we reported an operating loss of $321,171 in comparison to an operating loss of $296,814 for the six months ended August 31, 2011.  This increase in the operating loss of $24,357 or 8.2% from the comparative six months ended August 31, 2011 was due to lower revenues resulting from lower prices for oil sold and a decrease in production due to the natural decline in our wells.

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of 552,132 was reported for the six months ended August 31, 2012 in comparison to a net loss of $413,928 for the six months ended August 31, 2011.  The increase in the net loss of $138,204 for the six months ended August 31, 2012 was primarily due to a decrease of $199,919 in revenue generated from oil sales.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months August 31, 2012	Six Months August 31, 2011	Increase (Decrease)	Percentage Change
Net cash provided by operating activities	$62,529	$89,319	$(26,790)	(30.0%)
Net cash (used in) investing activities	$(131,134)	$(128,258)	$(2,876)	2.2%
Net cash provided by financing activities	$-0-	$-0-	$-0-	N/A

Cash Flow Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-oil property asset account balances.  For the six months ended August 31, 2012, we had a positive cash flow from operating activities of $62,529, in comparison to a positive cash flow of $89,319 for the six months ended August 31, 2011.  This decrease in positive cash flow of $26,790 or 30.0% was primarily the result of a decrease of $199,919 in our revenue for the six months ended August 31, 2012.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property and Other Assets account balances.  Cash used in investing activities for the six months ended August 31, 2012 was $131,134, in comparison to $128,258 for the six months ended August 31, 2011.  This increase of $2,876 or 2.2% in cash used in investing activities was primarily a result of ongoing infrastructure improvements that occurred during the six months ended August 31, 2012.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term account balances or in equity account balances excluding retained earnings.  For the six months ended August 31, 2012 and August 31, 2011, we had no net change in financing activities.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities.

Short-Term Borrowings

On May 18, 2012, the Company entered into a Loan Agreement (the “Loan”) with Luberski, Inc., a California corporation, as lender, and RTG Steel Company, LLC, an Arizona limited liability company, as co-borrower (“RTG”), pursuant to which the Company and RTG together borrowed a principal amount of $1,500,000. Daybreak received $719,062 with the remainder of the Loan proceeds paid to RTG. The Loan bears interest at a rate of 5% per month, has a term of 120 days, and may be prepaid at any time in part or in full without premium or penalty.  The Loan calls for a minimum interest payment of $150,000.00.  The Loan is a joint and several obligation of Daybreak and RTG, and is secured by the Company’s currently producing leases in Kern Country, California and certain personal property, accounts receivable and net profits of RTG as well as a personal unconditional guarantee of the loan by RTG’s sole managing member.  The proceeds of the Loan were used to repay in full, effective May 22, 2012, all amounts outstanding and owed in regards to the Secured Convertible Promissory Note between the Company and Well Works, LLC that was executed on September 17, 2010.  Either the Company’s or the co-borrowers’ failure to repay the principal at maturity will constitute an event of default.  Upon maturity of the loan, the Company and the co-borrower did not repay the loan in full.  The Company is currently in discussions with the lender regarding an extension and/or repayment of the loan in full.  There can be no assurances that the Company or the co-borrower will be able to repay the loan, or that the lender will not institute foreclosure proceedings on our currently producing leases.

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

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2012, the Line of Credit had an outstanding balance of $885,189.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $16,285 for the six months ended August 31, 2012.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Short-Term Borrowings (Related Party)

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

On August 21, 2012, the Company’s President and Chief Executive Officer loaned the Company $15,000 to reduce the outstanding balance on the Line of Credit with UBS Bank.  The loan is a non-interest bearing loan.  Repayment will be made upon the successful completion of long-term financing.

Long-Term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the six months ended August 31, 2012 amounted to $10,673.  Unamortized debt discount amounted to $69,411 as of August 31, 2012.

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

At August 31, 2012, a total of 2,992,340 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,615,255 of the shares had fully vested.  A total of 1,007,660 Common Stock shares remained available at August 31, 2012 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	(3)	-0-	-0-
7/16/2009	25,000	3 Years	25,000	(4)	-0-	-0-
7/16/2009	625,000	4 Years	464,920	(5)	3,830	156,250
7/22/2010	25,000	3 Years	16,665	(6)	-0-	8,335
7/22/2010	425,000	4 Years	208,670	(7)	3,830	212,500
	3,000,000		2,615,255	(1)	7,660	377,085

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

(4)

In accordance with the award, on July 16, 2012, 8,335 shares were vested.

(5)

In accordance with the award, on July 16, 2012, 154,335 shares were vested and 1,915 shares were returned to the 2009 Plan.

(6)

In accordance with the award, on July 22, 2012, 8,335 shares were vested.

(7)

In accordance with the award, on July 22, 2012, 104,335 shares were vested and 1,915 shares were returned to the 2009 Plan.

For the six months ended August 31, 2012, the Company recognized compensation expense related to the above restricted stock grants of $13,693.  Unamortized compensation expense amounted to $28,378 as of August 31, 2012.

Summary

We are continuing to execute the Company’s business plan of developing Daybreak’s acreage position in Kern County, California.  The Company will continue to focus our efforts on drilling both development and exploration wells in the current fiscal year as cash flow and funding allow. Along with stable oil prices, the increase in production from new wells will increase our net cash flow from operations.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

Off-Balance Sheet Arrangements

As of August 31, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2012, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 of the Notes to the Unaudited Financial Statements.

ITEM 1A.  RISK FACTORS

The following risk factors could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements and update the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.  In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Except as set forth below, there have been no material changes to the risks previously disclosed in our “Risk Factors” described in Part 1, Item 1A, of the Annual report on Form 10-K for the year ended February 29, 2012, as filed with the U.S. Securities and Exchange Commission on May 25, 2012, and available at www.sec.gov.

The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at August 31, 2012 was approximately $4,870,000, which was comprised of a variety of short term notes payable and related party notes payable; a line of credit, trade payables and 12% Subordinated Notes.  The level of indebtedness affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

The Luberski Loan referenced in the MD&A under the “Cash Flow from Financing Activities” section of this 10-Q report is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement on the Sunday and Bear leases in the Company’s East Slopes Project.  If the lender were to institute foreclosure proceedings upon our leases securing this loan, the Company would lose two of its primary leases.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2012, the Company issued 24,000 shares of Common Stock to an accredited investor pursuant to the terms of a Daybreak private placement offering held in July 2006, during which the accredited investor received shares of Daybreak Series A Convertible Preferred Stock, the terms of which are disclosed in the Company’s Amended and Restated Articles of Incorporation.  Each share of Series A Convertible Preferred Stock can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Pursuant to the terms of the Series A Convertible Preferred Stock, the Common Stock was issued to the accredited investor upon the conversion of 8,000 shares of Series A Convertible Preferred Stock by the accredited investor, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of August 31, 2012, 31 accredited investors have converted 501,200 Series A Convertible Preferred shares into 1,503,600 shares of Daybreak Common Stock.  At August 31, 2012, there were 898,565 Series A Convertible Preferred shares outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  The table below shows the conversions of Series A Convertible Preferred that have occurred since the Series A Convertible Preferred was first issued in July 2006.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-0-	-0-	-0-
Six Months Ended August 31, 2012	8,000	24,000	1
Totals	501,200	1,503,600	31

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

Date: October 11, 2012