Form 10-K
period 2013-02-28
Daybreak Oil & Gas, Inc.
filed 2013-05-28
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.05 on August 31, 2012, as reported by the Over-the-Counter Market was $2,234,499.

At May 24, 2013, the registrant had 48,861,939 outstanding shares of $0.001 par value common stock.

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

PART I

ITEM 1.  BUSINESS

Historical Background

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” “us,” “Daybreak” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc.  The Company was established for the purpose of mineral exploration and development on claims or leased lands throughout the Western United States. In August 1955, we acquired the assets of Morning Sun Uranium, Inc.  By the late 1950’s, we ceased to be a producing mining company and thereafter engaged in mineral exploration only. In May 1964, to reflect the diversity of our mineral holdings, we changed our name to Daybreak Mines, Inc.  By February 1967, we had ceased all exploration operations. After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions.  In November 2004, we sold our last remaining mineral rights covering approximately 340 acres in Shoshone County, Idaho.

Effective March 1, 2005, we undertook a new business direction for the Company; that of an exploration and development company in the oil and gas industry.  In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc.  Our Common Stock is quoted on the over-the-counter (“OTC”) market under the symbol DBRM.

Our corporate office is located at 601 W. Main Ave., Suite 1017, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.  Our regional operations office is located at 1414 S. Friendswood Dr., Suite 212, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

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

Competition

We compete with other independent oil and gas companies for exploration prospects, property acquisitions and for the equipment and labor required to operate and develop these properties.  Many of our competitors have substantially greater financial and other resources than we have.  These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

We conduct all of our drilling, exploration and production activities onshore in the United States.  All of our oil and gas assets are located in the United States and all of our revenues are from sales to customers within the United States.

Significant Customers

At our East Slopes Project, located in Kern County, California, there is only one buyer available for the purchase of our oil production.  At February 28, 2013, this one customer represented 100% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas.

The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.  Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  However, since March of 2011, we have been receiving a premium for our California oil in comparison to the WTI price.  For the year ended February 28, 2013, the average monthly WTI price was $93.08, and the average monthly sale price was $99.09, which was a premium of 6.5% above the average monthly WTI price.  In comparison, for the year ended February 29, 2012, the average monthly WTI price was $96.96 and the average monthly sale price we received was $104.54 resulting in a premium that was a premium of 7.8% above the average monthly WTI price.  We are unable to forecast how long the trend of receiving a premium for our California oil sales in comparison to the WTI price will continue.

The revenue from all customers is set forth in the table below.

		Twelve Months Ended February 28, 2013		Twelve Months Ended February 29, 2012
Project	Customer	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project	Plains Marketing	$974,680	100.0%	$1,314,124	100.0%

Title to Properties

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them.  However, before drilling operations commence, we search the title, and remedy material defects, if any, before we actually begin drilling the well.  To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense.  If we are unable to remedy or cure any title defects, so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property.  Except for encumbrances we have granted as described below under “Encumbrances,” we believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial easements, and restrictions.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into between Maximilian Investors LLC, a Delaware limited liability company (“Maximilian”), as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” found in the MD&A section of this Form 10-K.

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

Employees and Consultants

At February 28, 2013, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the next fiscal year as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key man” life insurance on any of our officers or directors.

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

ITEM 1A.  RISK FACTORS

The following risk factors together with other information set forth in this Annual Report on Form 10-K, should be carefully considered by current and future investors in our securities.  An investment in our securities involves substantial risks.  There are many factors that affect our business, a number of which are beyond our control.  Our business, financial condition and results of operations could be materially adversely affected by any of these factors.  The nature of our business activities further subjects us to certain hazards and risks.  The risks described below are a summary of the known material risks relating to our business.  Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial individually or in aggregate may also impair our business operations.  If any of these risks actually occur, it could harm our business, financial condition or results of operations and impair our ability to implement our business plan or complete development projects as scheduled.  In any such case, the trading price of our Common Stock could decline, and you could lose all, or a part, of your investment.

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

We have reported a net loss of $2,234,728 for the year ended February 28, 2013, and we have an accumulated deficit through February 28, 2013 of $26,074,221.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at February 28, 2013 was $5,981,244, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

In December 2009, the Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States including petroleum refineries, as well as certain onshore oil and natural gas production facilities.

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

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures, and operating costs which could be significant.

On April 17, 2012, the EPA approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities.  The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  For well completion operations occurring at such well sites before January 1, 2015, the final regulation allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions.  These regulations also establish specific new requirements regarding emissions from hydrators, storage tanks and other production equipment.  While we do not currently have any natural gas production operations, this new rule and compliance with its requirements could increase our costs of development and productions, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund.

Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.  We to rely on external sources of financing to meet the capital requirements associated with these activities.  We plan to obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

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

Drilling is a high risk activity and, as a result, we may not be able to adhere to our proposed drilling schedule, or our drilling program may not result in commercially productive reserves.

Our future success will partly depend on the success of our drilling program. The future cost or timing of drilling, completing, and producing wells is inherently uncertain.  Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

•

unexpected drilling conditions;

•

well integrity issues and surface expressions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

compliance with landowner requirements;

•

availability, costs and terms of contractual arrangements with respect to pipelines and related facilities to gather, process, transport and market oil and natural gas; and

•

shortages or delays in the availability of drilling rigs and the delivery of equipment and/or services, including experienced labor.

Shortages of oilfield equipment, services and qualified personnel could delay our drilling program and increase the prices we pay to obtain such equipment, services and personnel.

The demand for qualified and experienced field personnel to drill wells and conduct field operations in the oil and gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  Historically, there have been shortages of drilling and workover rigs, pipe and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews, and associated supplies, equipment and services.  It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be.

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

We anticipate that we, or the person or company acting as operator on the properties that we lease, will examine title prior to any well being drilled.  Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise.  Such deficiencies may render some leases worthless, negatively impacting our financial condition.

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

Our President and Chief Executive Officer, who is also acting as our interim principal finance and accounting officer, our Director of Field Operations, and two of our directors each have substantial experience in the oil and gas business.  The loss of any of these individuals could adversely affect our business.  If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended February 28, 2013 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures. If a material weakness reoccurs, this could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, February 28, 2013, an evaluation was conducted by Daybreak management, including our Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of February 28, 2013.

However, if we were to fail to comply with rules regarding internal controls and procedures such failure may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

The market price of our Common Stock could be volatile, which may cause the investment value of our stock to decline.

Our Common Stock is quoted on the over-the-counter (“OTC”) market under the symbol DBRM.

The OTC market is characterized by low trading volume.  Because of this limited liquidity, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 28, 2013, there were 48,837,939 shares of Common Stock and 888,565 shares of Series A Convertible Preferred stock outstanding.

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

ITEM 2.   PROPERTIES

During the years ended February 28, 2013 and February 29, 2012, we have been involved in an onshore oil project in Kern County, California.  Throughout the year ended February 28, 2011, we received revenue from onshore oil and gas projects in California and Louisiana.  Our involvement in the Louisiana project has ended and information presented on this project is intended to meet disclosure requirements for comparative purposes only.  We have not filed any estimates of total, proved net oil or gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2013.  Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”), and natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of 14 oil wells in this project.  During the year ended February 28, 2013, we had production from 11 wells.  In the first quarter of the 2013 – 2014 fiscal year, we have successfully drilled an additional five development wells that are in the process of being put on production.  Drilling targets are porous and permeable sandstone reservoirs, which exist at depths of 1,200 feet to 4,500 feet.

Our 11 producing wells draw from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday and Bear properties each have four producing wells.  The Black property is the smallest of our currently producing reservoirs, and we will most likely drill only one or two more development wells at this property.  The Ball and Dyer Creek properties were put on production in late October 2010.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory oil prospects that have been identified from seismic data, which we plan to drill in the future.  We plan to spend approximately $1,350,000 in new capital investments within the East Slopes Project area in the 2013 – 2014 fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells, including one horizontal well.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least three more development wells to be drilled in the future.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For both the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  We also have a 33.8% working interest with a 27.1% net revenue interest in the Sunday #4H well.  Two additional wells, the Sunday #5 and Sunday #6, have been drilled on this property during the first quarter of the 2013 – 2014 fiscal year and are in the process of being put on production.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least six more development wells to be drilled in the future.  We have a 37.5% working interest with a 26.1% NRI in each of the Bear wells in this property.  Effective June 19, 2012, the royalty owner agreed to a reduced royalty interest on future wells for this property to encourage more drilling.  Our new NRI for the next four wells drilled on this property will increase to 31.3%.  Two additional wells, the Bear #5 and Bear #6, have been drilled on this property during the first quarter of the current fiscal year and have been put on production and are in the process of being tested.  We expect to drill at least four more development wells on this property during the 2013 – 2014 fiscal year.

Black Property

Our third oil discovery, which was on the Black property, was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at 2,150 feet.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for up to two more development wells.  We have a 33.8% working interest with a 26.8% NRI in this property.  One additional well, the Black #2, has been drilled on this property during the first quarter of the 2013 – 2014 fiscal year and is in the process of being put on production.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API (American Petroleum Institute) gravity.  All of our oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size.  Oil production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In January 2012, we farmed out to a third party, 50% of our working interest covering the Ball and Dyer Creek Fields.  In return, the third party will pay Daybreak’s share of the completed well cost on the next Ball well to be drilled.  We have a 37.5% working interest with a 31.2% NRI in the Ball #1-11 well. For other wells on the Ball property, excluding the Ball #1-11, we will have an 18.8% working interest with a 15.6% net revenue interest in this property.  We expect to drill at least two additional development wells on this property during the 2013 – 2014 fiscal year.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This oil well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  The Dyer Creek property has the potential for at least one development well in the future.  Production from the DC67X well is also being processed at the Dyer Creek production facility.  We have a 37.5% working interest with a 31.2% NRI in the DC67X well. For other wells on the Dyer Creek property, excluding the DC67X, we will have an 18.8% working interest with a 15.6% NRI.

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

Centralized Oil Processing and Storage Facilities

By utilizing the Sunday and Dyer Creek centralized production facilities our average operating costs have been reduced from over $40 per barrel to under $14 per barrel of oil for the year ended February 28, 2013, partially due to certain credits that we received.  Without these credits, our average operating costs were approximately $17 per barrel for the year ended February 28, 2013.  With these centralized facilities and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Exploration Properties

Breckenridge-Chimney Prospect

This prospect is located in the central portion of our acreage position in Kern County, California.  The drilling targets are the Vedder and Eocene sands between 2,500 and 4,500 feet deep.  We estimate the Breckenridge-Chimney prospect is 60 acres in size with a gross recoverable reserve potential of 1.5 million barrels of oil.  We plan to drill an exploratory well during the second quarter of the 2013 – 2014 fiscal year.  We have a 37.5% working interest in this prospect.

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We drilled an exploratory well on this prospect in December 2011 that was determined to be not viable for commercial production and the well was plugged and abandoned.  Utilizing the data received from the first Bull Run well, we expect to drill another exploratory well on this prospect after receiving the necessary regulatory approvals.  We estimate this prospect is 70 acres in size with a gross recoverable reserve potential of 873,000 barrels of oil.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We have a 37.5% working interest in this prospect.

Glide-Kendall Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We estimate the Glide Kendall prospect is 200 acres in size with a gross recoverable reserve potential of 1.8 million barrels of oil.  We plan to drill an exploratory well on this prospect during the 2013 – 2014 fiscal year.  We have a 37.5% working interest in this prospect.

Sherman Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Etchegoin sands between 1,000 and 2,000 feet deep.  We estimate the Sherman prospect is 100 acres in size with a gross recoverable reserve potential of 300,000 barrels of oil.  We plan to drill an exploratory well on this prospect during the 2014 – 2015 fiscal year.  We have a 37.5% working interest in this prospect.

Tobias Prospect

This prospect is located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,500 and 4,500 feet deep.  We estimate the Tobias prospect is 60 acres in size with a gross recoverable reserve potential of 700,000 barrels of oil.  We plan to drill an exploratory well on this prospect during the 2014 – 2015 fiscal year.  We have a 37.5% working interest in this prospect.

Encumbrances

The Company’s debt obligations pursuant to a loan agreement entered into between Maximilian Investors LLC, a Delaware limited liability company (“Maximilian”), as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” found in the MD&A section of this Form 10-K.

Reserves

All of our estimated proved reserves of 279,310 barrels of oil at March 1, 2013 were derived from engineering reports prepared by Lonquist & Co. LLC (“Lonquist”) of Austin and Houston, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

Lonquist is an independent petroleum engineering consulting firm registered in the State of Texas, and G. Tyson McClead, a Petroleum Engineer, is the technical person at Lonquist primarily responsible for evaluating the proved reserves covered by their report.  Mr. McClead graduated from the Texas Tech University with a degree in Petroleum Engineering.  He is a member in good standing of the Society of Petroleum Engineers and has been employed by Lonquist as a reservoir engineer since 2011.  The services provided by Lonquist are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by Lonquist, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K.

Our internal controls over the reserve reporting process are designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance.  Internal reserve preparation is performed by Bobby Ray Greer, Director of Field Operations.  Mr. Greer is a 1984 graduate of University of Southern Mississippi in Hattiesburg, Mississippi with a Bachelor of Science Degree in Geology and is a certified Petroleum Geologist and a member, in good standing, of the American Association of Professional Geologists.  Mr. Greer has over 30 years of experience in petroleum exploration, reservoir analysis, drilling rig construction, oilfield operations and management.

Although we believe that the estimates of reserves prepared by Mr. Greer have been prepared in accordance with professional engineering standards consistent with SEC and FASB guidelines, we engage an independent petroleum engineering consultant to prepare an annual evaluation of our estimated proved reserves.  We provide to Lonquist for their analysis all pertinent data needed to properly evaluate our reserves.  We consult regularly with Lonquist during the reserve estimation process to review properties, assumptions, and any new data available.  Additionally, the Company’s senior management reviewed and approved all Daybreak reserve report information contained in this Annual Report on Form 10-K.

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

Our estimated quantities of proved oil reserves as of February 28, 2013 are set forth in the table below.  All of our proved reserves are located in Kern County, California.

Reserve Category	Oil (Bbls)

Developed	72,320
Undeveloped	206,990
Total Proved	279,310

We had a net increase of 56,600 barrels of proved developed and undeveloped oil reserves for the year ended February 28, 2013 in comparison to the year ended February 29, 2012.

Changes in our estimated proved developed oil reserves for the year ended February 28, 2013 are set forth in the table below.

Proved Reserves (Bbls)

Balance as of February 29, 2012	85,160
Extensions	-
Production	(9,837)
Revisions	4,896
Sales	(7,899)
Balance as of February 28, 2013	72,320

Revisions. Net Upward revisions of 4,896 barrels of oil resulted from new information derived from production history.

Sales of minerals-in-place.  In October 2012, we assigned to a third party 10% of our working interest in leases covering the East Slopes Project in Kern County, California.  This assignment resulted in a 7,899 barrel decrease in our proved developed oil reserves.

The following table summarizes changes in our estimated proved undeveloped reserves for the year ended February 28, 2013.

Proved Undeveloped Reserves (Bbls)

Balance as of February 29, 2012	137,550
Revisions	20,075
Additions of minerals-in-place	63,120
Sales	(13,755)
Balance as of February 28, 2013	206,990

Revisions. Net upward revisions of 20,075 barrels of oil resulted from new information derived from changes in economic factors primarily due to reservoir performance.

Additions.  Net upward additions of 63,120 barrels to minerals-in-place resulted from additional locations on the Bear Property being included in our proved undeveloped reserves.  Proved undeveloped reserves accounted for 100.0% of the total proved reserve additions.

Sales of minerals-in-place.  In October 2012, we assigned to a third party 10% of our working interest in leases covering the East Slopes Project in Kern County, California.  This assignment resulted in a 13,755 barrel decrease in our proved undeveloped oil reserves.

There are no proved undeveloped reserves that have remained undeveloped for a period greater than five years.

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), totaled $13.3 million at February 28, 2013.  The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2013 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March 2012 through February 2013.  The benchmark average for the year ended February 28, 2013 was $97.56 per barrel of oil.

The benchmark average price is further adjusted for quality, transportation fees and other price differentials.  Adverse changes in any price differential could reduce our cash flow from operations and the PV-10 of our proved reserves. Operating costs were not escalated.

PV-10 is not a generally accepted accounting principal (“GAAP”) financial measure, but we believe it is useful as a supplemental disclosure to the standardized measure of discounted future net cash flows presented in our financial statements.  The PV-10 of proved reserves is based on prices and discount factors that are consistent for all companies and can be used within the industry and by securities analysts to evaluate proved reserves on a comparable basis.

Summary Operating Data

The production volume shown in the following table is our net share of annual production in each project for the past three fiscal years.  One barrel of oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.  Our involvement in the Louisiana project has ended and information presented on this discontinued project is intended to only meet disclosure requirements.  We do not have any fixed delivery commitments for oil or gas in any project area.

	For the Year Ended February 28/29,
	2013	2012	2011
Oil Production Data:
Oil (Bbls)
California	9,837	12,571	13,009
Total	9,837	12,571	13,009

The oil and gas sales revenue shown in the table below is our net share of annual revenue in each project for the past three fiscal years.

	For the Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Oil and Gas Revenue:
California	$974,680	$1,314,124	$975,479
Louisiana*	-	-	104,017
Total	$974,680	$1,314,124	$1,079,496

*During the year ended February 28, 2011, the Company received approximately $104,017 in revenue related to the Krotz Springs Field in Louisiana as a one-time adjustment to gas revenue earned in calendar years 2007, 2008 and 2009 due to well production revenue misallocation by the unitized field operator.

The table below shows the average sales price we received for oil and natural gas in aggregate from each project area on a BOE basis for the past three fiscal years.

	For the Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Average Price:
Oil (BOE)
California	$99.09	$104.54	$74.98

The table below shows the average cost of production for the past three fiscal years on a BOE basis.

	For the Year Ended
	February 28, 2013	February 29, 2012	February 28, 2011
Average Production Costs (BOE):
California	$13.55	$17.50	$13.21

The table below shows the developed and undeveloped oil and gas lease acreage held by us as of February 28, 2013. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.  Gross acres are the total number of acres in which we have an interest.  Net acres are the sum of our fractional interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

California	440	185	12,318	4,619	12,758	4,804

The table below summarizes our productive oil and gas wells as of February 28, 2013.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Property Location	Gross	Net
Kern County, California	11	4.0
Total	11	4.0

The table below shows our exploratory and development well drilling activity for the past three fiscal years.  We had no drilling activity in our Louisiana project during this time.

	For the Year Ended		For the Year Ended		For the Year Ended
	February 28, 2013		February 29, 2012		February 28, 2011
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
Kern County, California
Exploratory	-	-	-	1	2	-
Developmental	-	-	-	-	2	-
Total	-	-	-	1	4	-

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted in the over-the-counter market (“OTC”) under the symbol “DBRM”.  The following table shows the high and low closing sales prices for our Common Stock for the two most recent fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The information is derived from information received from online stock quotation services.

	Year Ended February 28, 2013		Year Ended February 29, 2012
	High	Low	High	Low
First Quarter	0.06	0.03	0.12	0.08
Second Quarter	0.06	0.03	0.12	0.07
Third Quarter	0.10	0.01	0.08	0.04
Fourth Quarter	0.10	0.05	0.10	0.05

As of May 24, 2013, the Company had 2,041 shareholders of record.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

On July 25, 2012 and December 7, 2012, the Company issued 24,000 and 30,000 shares of Common Stock, respectively, to accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006, during which the accredited investors received shares of Daybreak Series A Convertible Preferred Stock, the terms of which are disclosed in the Company’s Amended and Restated Articles of Incorporation.  The Series A Convertible Preferred Stock can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Pursuant to the terms of the Series A Convertible Preferred Stock, the Common Stock was issued to the accredited investors upon the conversion of 8,000 and 10,000 shares of Series A Convertible Preferred Stock by the accredited investors, respectively, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of February 28, 2013, 32 accredited investors have converted 511,200 Series A Preferred shares into 1,533,600 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Totals	511,200	1,533,600	32

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the fiscal year ended February 28, 2013.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,615,255	$0.10	1,007,660(2)
Total	2,615,255	$0.10	1,007,660(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan, as described in detail below, under the heading “2009 Restricted Stock and Restricted Stock Unit Plan.”

(2)

Reflects initial 4,000,000 shares in the 2009 Restricted Stock and Restricted Stock Unit Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the year ended February 28, 2009; (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers during the year ended February 28, 2009; (iii)  425,000 and 625,000 shares of restricted stock awarded to employees during the years ended February 28, 2011 and 2010 respectively; (iv) 25,000 shares of restricted stock awarded to non-employee directors under our director compensation policy for the years ended February 28, 2011 and 2010 respectively; and (v) 3,830 shares were returned to the 2009 Plan during each year ended February 28, 2013 and February 29, 2012, respectively.

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

At February 28, 2013, a total of 1,007,660 shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000(3)	-0-	-0-
7/16/2009	25,000	3 Years	25,000(4)	-0-	-0-
7/16/2009	625,000	4 Years	464,920(5)	3,830	156,250
7/22/2010	25,000	3 Years	16,665(6)	-0-	8,335
7/22/2010	425,000	4 Years	208,670(7)	3,830	212,500
	3,000,000		2,615,255(1)	7,660	377,085

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

For the year ended February 28, 2013, the Company recognized compensation expense related to the above restricted stock grants of $27,134.  Unamortized compensation expense amounted to $14,941 as of February 28, 2013.

Common Stock

The Company has 200,000,000 authorized shares of Common Stock with a par value of $0.001 of which 48,837,939 shares were issued and outstanding as of February 28, 2013.  In comparison, at February 29, 2012, a total of 48,787,769 shares were issued and outstanding.  This increase of 50,170 shares was attributable to the conversion of 18,000 shares of Series A Convertible Preferred Stock into 54,000 shares of Common Stock offset by the return in aggregate of 3,830 common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.  All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights.  Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders’ meeting.  Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

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

On June 30, 2006, the Board of Directors designated 2,400,000 of these Preferred Stock shares as Series A Convertible Preferred Stock (“Series A Preferred”).  In July 2006, we completed a private placement of the Series A Preferred that resulted in the issuance of 1,399,765 shares to 100 accredited investors.  At February 28, 2013, there were 888,565 shares issued and outstanding, that had not been converted into our Common Stock.  During the year ended February 28, 2013, two conversions of 18,000 shares of Series A Preferred occurred resulting in 54,000 shares of our Common Stock being issued.

As of February 28, 2013, 32 accredited investors have converted 511,200 Series A Preferred shares into 1,533,600 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Totals	511,200	1,533,600	32

Series A Convertible Preferred Stock

The following is a summary of the rights and preferences of the Series A Preferred.

Conversion:

The preferred shareholder shall have the right to convert the Series A Preferred into the Company’s Common Stock at any time.  Each share of Series A Preferred is convertible into three shares of Common Stock.

Automatic Conversion:

The Series A Preferred shall be automatically converted into Common Stock if the Common Stock into which the Series A Preferred are convertible are registered with the SEC and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for 20 out of 30 trading days.

Dividend:

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends may be paid in cash or Common Stock at the discretion of the Company. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  Accumulations of dividends on shares of Series A Preferred do not bear interest.  Dividends are payable upon declaration by the Board of Directors.

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below.

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends

February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
		$1,296,620

Voting Rights:

The holders of the Series A Preferred will vote together with the Common Stock and not as a separate class except as specifically provided or as otherwise required by law.  Each share of the Series A Preferred shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such shares of Series A Preferred.

Warrants

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”).  In connection with this loan, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a deferred financing cost and is being amortized over the term of the loan.  Amortization expense for the year ended February 28, 2013 was $8,174.  Unamortized deferred financing costs amounted to $89,910 as of February 28, 2013.  Refer to the discussion in the MD&A under the caption “Long-Term Borrowings” for further information on the Maximilian loan.

Warrants outstanding and exercisable as of February 28, 2013 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining

Placement agent warrants - Spring 2006 Private Placement	802,721	$0.75	0.20	802,721
Placement agent warrants - Spring 2006 Private Placement	401,361	$2.00	0.20	401,361
Placement agent warrants - July 2006 Private Placement	419,930	$1.00	0.50	419,930
12% Subordinated Note warrants	1,190,000	$0.14	1.75	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	2.25	150,000
Warrants issued in 2012 for services	2,435,517	$0.044	4.75	2,435,517
	5,399,529			5,399,529

There were no warrants exercised or that expired during the year ended February 28, 2013.  The outstanding warrants as of February 28, 2013, have a weighted average exercise price of $0.39, a weighted average remaining life of 2.69 years, and an intrinsic value of $73,006.

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

We have a limited operating history of oil and gas production and minimal proven reserves, production and cash flow.  To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis.  Our management cannot provide any assurances that Daybreak will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of 14 wells in this project.  During the year ended February 28, 2013, we had production from 11 wells.  In the first quarter of the 2013 – 2014 fiscal year, we have successfully drilled an additional five development wells that are in the process of being put on production.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.  Refer to our discussion in Item 2.  Properties, in this Annual Report on Form 10-K for more information on our East Slopes Project.

Monthly revenues are derived entirely from the sale of our share of oil production.  We realized the first revenue from producing wells in our East Slopes Project during February 2009.  The price we receive for oil sales is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.  Historically, the sale price we receive for California oil sales has been less than the quoted WTI price.  However, since March of 2011, we have been receiving a premium for our California oil in comparison to the WTI price.  For the year ended February 28, 2013 the average monthly WTI price was $93.08 and the average monthly sale price was $99.09, resulting in a premium that was 6.4% higher than the average monthly WTI pricing.  In comparison, for the year ended February 29, 2012, the average monthly WTI price was $96.96 and the average monthly sale price we received was $104.54, resulting in a premium that was 7.8% higher than the average monthly WTI pricing.  We are unable to forecast how long the trend of receiving a premium for our California oil sales in comparison to the WTI price will continue.

Results of Operations - Fiscal Year 2013 Compared to Fiscal Year 2012

Total revenues from our East Slopes Project in Kern County, California for the year ended February 28, 2013 decreased $339,444, or 25.8%, to $974,680 in comparison to revenues of $1,314,124 for the year ended February 29, 2012.  This revenue represented an average net revenue interest of 26.9% in eleven producing wells at February 28, 2013.  The average sales price of a barrel of oil for the year ended February 28, 2013 was $99.09 in comparison to $104.54 for the year ended February 29, 2012.  The decrease of $5.45 in the average price of a barrel of oil accounted for $68,526 or 20.2% of the revenue decrease for the year ended February 28, 2013.

Our net sales volume for the year ended February 28, 2013 was 9,837 barrels of oil in comparison to 12,571 barrels for the year ended February 29, 2012.  This decrease in production of 2,734 barrels or 21.8% was due to the natural production decline in our oil wells.  For the year ended February 28, 2013 we had production from eleven wells with a total of 3,861 well days in comparison to production for 3,916 well days for the year ended February 29, 2012.  The decrease of 55 days or 1.4% in well days of production was primarily due routine maintenance and repair activities as well as sporadic power outages.  The decline in our net share of production accounted for $270,918 or 79.8% of the revenue decrease for the year ended February 28, 2013.

For the year ended February 28, 2013, the East Slopes Project represented 100% of total revenues.  The table below shows the revenues derived entirely from the sale of our share of oil and gas production from our continuing operations for the years ended February 28, 2013 compared to the year ended February 29, 2012.

	2013	2012
California – East Slopes	$974,680	$1,314,124

Operating Expenses. Total operating expenses declined $232,555 or 11.0% to $1,877,439 for the year ended February 28, 2013 as compared to $2,109,994 for the year ended February 29, 2012.  Significant decreases ranging from $59,945 to $202,000 were experienced in all categories of operating expenses except for the increase in bad debt expense.  The table set forth below details our expenses for the year ended February 28, 2013 in comparison to the year ended February 29, 2012:

	For Year Ended	For Year Ended
	February 28, 2013	February 29, 2012
Production expenses	$133,278	$220,008
Exploration and drilling	41,891	168,177
Depreciation, Depletion, Amortization (“DD&A”)	259,960	319,905
Bad debt expense (recovery)	239,000	(4,142)
G&A	1,203,310	1,406,046
Total operating expenses	$1,877,439	$2,109,994

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, property taxes and well workover expenses and directly relate to the number of wells that were producing during the year.  These expenses decreased $86,730, or 39.4%, for the year ended February 28, 2013.  Approximately $41,752 of the decrease in production expenses is directly related to recognition of certain credits from prior years that we received relating to dehydration expenses and property taxes on minerals valuation.  Additionally, a significant one-time reduction in our water disposal expenses was achieved during the year ended February 28, 2013.  Production expenses represented 7.1% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $126,286 or 75.1%, for the year ended February 28, 2013 primarily due to the dry hole expense related to the Bull Run 13X-23 well in the comparative year ended February 29, 2012.  For the year ended February 28, 2013, we did not have drilling activity.  Exploration and drilling expenses represented 2.2% of total operating expenses.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  These expenses decreased $59,945 or 18.7%, for the year ended February 28, 2013 primarily due to lower amortization rates because of an increase in our proved producing reserve base.  DD&A expenses represented 13.8% of total operating expenses.

Bad debt expense (recovery) increased by $243,142 for the year ended February 28, 2013 due to the write-off of certain receivables related to fundraising activities.  Bad debt expense represented 12.7% of total operating expense.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $202,736 or 14.4% for the year ended February 28, 2013.  This decrease was due to expanded efforts to limit our overall administrative costs. Significant reductions were achieved in consulting fees ($84,500) and stock compensation expense for executive officers and directors ($64,083) due to certain stock awards being fully vested in the prior year ended February 29, 2012.  Additionally, director fees were reduced $25,000 and accounting and legal fees were reduced by $9,764 for the year ended February 28, 2013.  G&A expenses represented approximately 64.1% of total operating expenses for the year ended February 28, 2013.

Interest income decreased $234 or 35.9%, for the year ended February 28, 2013 due to lower average cash balances.

Interest expense increased $85,917 or 13.5% to $551,449 for the year ended February 28, 2013 primarily due to interest expense associated with the financing received during the year and discussed further in the MD&A under the caption Long-Term Borrowings.

For the year ended February 28, 2013, we recognized a loss on the settlement of debt related to a multi-party financing transaction that is further discussed in the MD&A under the caption Short-Term Borrowings.  The recognition of this loss on debt settlement was responsible for $780,938 of our total net loss of $2,234,728 for the year ended February 28, 2013.

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

Liquidity and Capital Resources

Our primary financial resource is our base of oil reserves. Our ability to fund our capital expenditure program is dependent upon the price levels we receive from our oil sales; the success of our exploration and development program in Kern County, California; and the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $1,350,000 in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at February 28, 2013 compared with February 29, 2012 are:

	February 28, 2013	February 29, 2012	Increase (Decrease)	Percentage Change
Cash	$79,996	$73,392	$6,604	9.0%
Current Assets	$376,996	$626,778	$(249,782)	(39.9%)
Total Assets	$2,619,854	$3,155,469	$(535,615)	(17.0%)
Current Liabilities	$4,152,656	$3,848,154	$304,502	7.9%
Total Liabilities	$5,981,245	$4,407,178	$1,574,067	35.7%
Working Capital	$(3,775,660)	$(3,221,376)	$(554,284)	(17.2%)

Our working capital deficit increased by $554,284 or 17.2% from ($3,221,376) at February 29, 2012 to ($3,775,660) at February 28, 2013.  While we have ongoing positive cash flow from our operations in California we have not yet been able to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expenses.  This is the primary factor for the increase in our working capital deficit.  We anticipate an increase in our cash flow from our East Slope operations in Kern County, California during the next fiscal year due to an increase in the number of wells in production.

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

In the current fiscal year, we have adequate financing to carryout our planned exploration and development activities, however; we may seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Year Ended February 28, 2013	Year Ended February 29, 2012	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$51,377	$(37,700)	$89,077	236.3%
Net cash (used in) investing activities	$(154,181)	$(231,388)	$(72,207)	33.4%
Net cash provided by financing activities	$109,408	$285,100	$(175,692)	(61.6%)

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our oil reserves and changes in the balances of receivables, payables, or other non-oil property asset account balances.  For the year ended February 28, 2013, we had an increase of $89,077 or 236.3% to $51,377 in comparison to a deficit of $37,700 for the year ended February 29, 2012.  This increase in cash flow was primarily the result of a reduction in our receivables and prepaid expenses balances in aggregate of $113,000 and an increase in our payables balances in aggregate of $48,000 for the year ended February 28, 2013 in comparison to the year ended February 29, 2012.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures consist primarily of exploration and drilling costs; production costs; geological, geophysical and engineering services and acquisition of mineral leases.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses which we have incurred in order to address normal and necessary business activities.

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances.  Cash flow used in investing activities for the year ended February 28, 2013 was $154,181 a decrease of $77,207 from the $231,388 used in investing activities for the year ended February 29, 2012.  This change primarily reflects the preparations to undertake our drilling program during the first quarter of the 2013-2014 fiscal year and infrastructure improvements that occurred during the year ended February 28, 2013.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by financing activities was $109,408 in comparison to $285,100 for the year ended February 29, 2012.  We anticipate it will be necessary to rely on additional funding from the capital markets in the current fiscal year to maintain our current drilling program.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities for the year ended February 28, 2013.

Short-Term Borrowings

On May 18, 2012, the Company entered into a loan agreement with Luberski, Inc. (“Luberski“) as lender and another party as co-borrower, pursuant to which the Company and the co-borrower together borrowed a principal amount of $1,500,000.  The Company’s share of the loan amounted to $719,062 with the remainder of the loan proceeds paid to the co-borrower.  The loan bore interest at a rate of 5% per month, which interest was to be paid by the co-borrower, had a term of 120 days, and was eligible to be prepaid at any time in part or in full without premium or penalty.  The loan called for a minimum interest payment of $150,000.  The Company recognized $123,318 in deferred financing fees associated with this loan.  Either the Company’s or the co-borrower’s failure to repay the principal at maturity would constitute an event of default and give the lender the right to call the loan due.  The loan was a joint and several obligation of the Company and the co-borrower, and was secured by the Company’s producing leases in Kern County, California and certain personal property, accounts receivable and net profits of the co-borrower as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member.

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

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 28, 2013, the Line of Credit had an outstanding balance of $886,458.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $32,553 for the year ended February 28, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Related Party Borrowings

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

On June 20, 2011, we issued a $200,000 non-interest bearing note to our President and Chief Executive Officer.  The term of the note provided for repayment on or before June 30, 2011, or such other date as may be agreed to by Daybreak and our President.  Proceeds from the note were used to meet the escrow requirement on a loan commitment from a third party that was announced in June 2011.  The escrow requirement amount of $200,000 was reflected as an account receivable and as of February 28, 2013 an allowance for doubtful accounts was recorded against this balance.

Long-Term Borrowings

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”) which provides for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan bears annual interest of 18% and a monthly commitment fee of 0.5%.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a discount to debt and is being amortized over the term of the loan. Amortization expense for the year ended February 28, 2013 amounted to $40,622.  Unamortized debt discount amounted to $475,016 as of February 28, 2013.

The Company borrowed an initial amount from the credit facility of $1,650,691 of which $1,500,000 was used to settle the loan with Luberski and the remaining amount was used to pay for the related loan fees and closing costs.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.  In January 2013, the Company received an additional advance of $175,366 through the credit facility.  The Company has recognized $325,241 in deferred financing costs associated with this loan.  The deferred financing costs are being amortized over the term of the loan.  Accretion expense for the year ended February 28, 2013 amounted to $27,190. Unamortized deferred financing costs amounted to $298,051 as of February 28, 2013.

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

The Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a deferred financing cost and is being amortized over the term of the loan.  Amortization expense for the year ended February 28, 2013 was $8,174.  Unamortized deferred financing costs amounted to $89,910 as of February 28, 2013.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the year ended February 28, 2013 amounted to $22,934.  Unamortized debt discount amounted to $57,149 as of February 28, 2013.

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

For the year ended February 28, 2013, the number of common shares available for issuance under the Plan increased by 3,830 shares.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 28, 2013, a total of 2,992,340 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,615,255 of the shares had fully vested.  A total of 1,007,660 Common Stock shares remained available at February 28, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000(3)	-0-	-0-
7/16/2009	25,000	3 Years	25,000(4)	-0-	-0-
7/16/2009	625,000	4 Years	464,920(5)	3,830	156,250
7/22/2010	25,000	3 Years	16,665(6)	-0-	8,335
7/22/2010	425,000	4 Years	208,670(7)	3,830	212,500
	3,000,000		2,615,255(1)	7,660	377,085

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

For the year ended February 28, 2013, the Company recognized compensation expense related to the above restricted stock grants of $27,134.  Unamortized compensation expense amounted to $14,941 as of February 28, 2013.

Oil Reserves

Daybreak’s total proved developed and undeveloped oil reserves increased by 56,600 barrels, or 25.4% to 279,310 barrels for the year ended February 28, 2013 compared to 222,710 barrels of oil for the year ended February 29, 2012.  Proved developed reserves decreased by 12,840 barrels, or 15.1%, to 72,320 barrels for the year ended February 28, 2013, compared to 85,160 barrels of oil for the year ended February 29, 2012.  The decrease of 12,840 was comprised of production of 9,837 barrels; upward revisions of proved developed reserves of 4,896 and sales of minerals in place 7,899 barrels.  Proved undeveloped reserves increased by 69,440 barrels, or 50.5% to 206,990 barrels for the year ended February 28, 2013, compared to 137,550 barrels of oil for the year ended February 29, 2012.  The increase was comprised of upward revisions of 20,075 barrels and additions of 63,120 barrels offset by sales of minerals in place of 13,755 barrels.  Our reserves were fully engineered by Lonquist & Co. LLC (“Lonquist”) of Austin and Houston, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2013, we received oil sales revenue from 11 wells in our East Slopes Project in Kern County, California.  Our commitment to improving corporate profitability remains unchanged, and we were successful in reducing the operating expenses by $232,555 or 11.0% for the year ended February 28, 2013 in comparison to the year ended February 29, 2012.

Our balance sheet at February 28, 2013 shows total assets of $2,619,854 comprised primarily of $79,996 in cash; accounts receivable (including oil sales, joint interest participants, production revenue and refunds) of $617,825; prepaid expenses $29,175; oil and gas properties (net of Depreciation, Depletion, Amortization (“DD&A”)) of $1,488,883 and Other Assets of $403,975.  This compares with the February 29, 2012 total assets of $3,155,469 comprised of $73,392 in cash; accounts receivable of $858,609; prepaid expenses $44,777; oil and gas properties of $2,073,185 and Other Assets of $105,506.  The net decrease in total assets of $535,615 or 17.0% is primarily attributed to changes in oil and gas properties from the assignment of 10% of the Company’s working interest to a third party in a financing transaction referenced under “Long-Term Borrowings” in this MD&A.

At February 28, 2013, total liabilities of $5,981,245 were comprised of accounts payable (including trade and related parties) of $2,855,959, short-term and long-term borrowings (including related parties) and accrued interest of $2,183,654; credit line of $886,458 and $55,174 in asset retirement obligation (“ARO”), as compared with the February 29, 2012 total liabilities of $4,407,178 comprised of $2,160,618 in accounts payable; $1,318,548 in borrowings and interest; and $44,107 in ARO.  The net increase in total liabilities of $1,574,067 or 35.7% is attributed primarily to the increase in long-term borrowings of $865,106 and in accounts payable of $695,341.

Our Common Stock issued and outstanding increased by 50,170 shares to 48,837,939 for the year ended February 28, 2013 in comparison to 48,787,769 for the year ended February 29, 2012.  This increase of 50,170 shares was due to the conversion of 18,000 shares of Series A Preferred to 54,000 shares of our Common Stock reduced by 3,830 shares of our Common Stock being returned to the 2009 Employee Stock Plan.  Series A Convertible Preferred Stock issued and outstanding was 888,565 and 906,565 shares for the years ended February 28, 2013 and February 29, 2012, respectively.

Accumulated Deficit

Our financial statements for the year ended February 28, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase of $2,234,728 or 9.4% in the accumulated deficit from $23,839,493 as of February 29, 2012 to $26,074,221 as of February 28, 2013 was due to the $2,234,728 net loss from continuing operations for the year.  Approximately $1,019,938 of the net loss can be attributed to non-recurring charges related to loss on debt settlement ($780,938) and the creation of an allowance ($239,000) dealing with the collectability of certain receivables related to unresolved financing transactions.  We expect to be able to lower our net operating loss in the current year because of increased oil sales revenue from more wells being in production.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $79,996 and $73,392 as of February 28, 2013 and February 29, 2012, respectively.

Oil revenues

Oil revenues decreased $339,444 or 25.8% to $974,680 for the year ended February 28, 2013 in comparison to $1,314,124 for the year ended February 29, 2012.  A decline in the average price of oil accounted for $68,526 or 20.2% of the decrease while a reduction in production volume accounted for the remaining 79.8% of the decrease.

Operating Expenses

Operating expenses decreased by $232,555 or 11.0% to $1,877,439 for the year ended February 28, 2013.  Production expenses, exploration and drilling expenses, DD&A and G&A expenses combined reduction was $475,697 in aggregate.  This reduction was offset by an increase of $243,142 in bad debt expense for the year ended February 28, 2013.

Operating Loss

For the year ended February 28, 2013, we reported an operating loss of $902,759 in comparison to an operating loss of $795,870 for the year ended February 29, 2012.  This increase in the operating loss of $106,889 or 13.4% was due to the increase in bad debt expense referenced above.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $2,234,728 was reported for the year ended February 28, 2013 in comparison to a net loss of $1,432,584 for the year ended February 29, 2012.  The increase in net loss of $802,144 or 56.0% for the year ended February 28, 2013 was due to the recognition of loss on debt settlement of $780,938 and the bad debt expense of $239,000 receivables related to previous financing transactions.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in eleven producing wells in our East Slopes Project located in Kern County, California.  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Our average net revenue interest in these producing wells is 26.9%.  Our average working interest is 36.1% for these same wells.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project.  The Company plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.  In the first quarter of the 2013 – 2014 fiscal year, we have successfully drilled five additional development wells on the Sunday, Bear and Black locations.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 28, 2013 and February 29, 2012.

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

Off-Balance Sheet Arrangements

As of February 28, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane, Washington

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 28, 2013

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2013 and February 29, 2012

	As of February 28,	As of February 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,996	$73,392
Accounts receivable:
Oil and gas sales	167,925	192,639
Joint interest participants	83,585	92,220
Loan commitment refund and other receivables, net of allowance for doubtful accounts of $239,000 and $-0-, respectively	16,315	223,750
Prepaid expenses and other current assets	29,175	44,777
Total current assets	376,996	626,778
OIL AND GAS PROPERTIES, net, successful efforts method
Proved properties	1,126,783	1,634,545
Unproved properties	362,100	438,640
PRODUCTION REVENUE RECEIVABLE	350,000	350,000
DEFERRED FINANCING COSTS, net	298,051	-
OTHER ASSETS	105,924	105,506
Total assets	$2,619,854	$3,155,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,061,756	$1,663,303
Accounts payable - related parties	794,203	497,315
Accrued interest	44,662	418,531
Note payable – short-term	-	150,000
Notes payable - related party	250,100	235,100
Current portion – long-term debt, net of discount of $131,009 and $0, respectively	115,477	-
Line of Credit	886,458	883,905
Total current liabilities	4,152,656	3,848,154
LONG TERM LIABILITIES:
Notes payable, net of discount of $32,928 and $46,149 respectively	312,072	298,851
Note payable - related party, net of discount of $24,221 and $33,934 respectively	225,779	216,066
Long term debt, net of discount of $344,007 and $0, respectively	1,235,564	-
Asset retirement obligation	55,174	44,107
Total liabilities	5,981,245	4,407,178
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 888,565 and 906,565 shares issued and outstanding, respectively	889	907
Common stock- 200,000,000 shares authorized; $0.001 par value, 48,837,939 and 48,787,769 shares issued and outstanding, respectively	48,838	48,788
Additional paid-in capital	22,663,103	22,538,089
Accumulated deficit	(26,074,221)	(23,839,493)
Total stockholders’ deficit	(3,361,391)	(1,251,709)
Total liabilities and stockholders' deficit	$2,619,854	$3,155,469

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Years Ended February 28, 2013 and February 29, 2012

	Year Ended February 28,	Year Ended February 29,
	2013	2012

REVENUE:
	$974,680	$1,314,124
OPERATING EXPENSES:
Production	133,278	220,008
Exploration and drilling	41,891	168,177
Depreciation, depletion, amortization and impairment	259,960	319,905
Bad debt expense (recovery)	239,000	(4,142)
General and administrative	1,203,310	1,406,046
Total operating expenses	1,877,439	2,109,994
OPERATING LOSS	(902,759)	(795,870)

OTHER INCOME (EXPENSE):
Interest income	418	652
Interest expense	(551,449)	(637,366)
Loss on settlement of debt	(780,938)	-
Total other income (expense)	(1,331,969)	(636,714)

NET LOSS	(2,234,728)	(1,432,584)

Cumulative convertible preferred stock dividend requirement	(161,906)	(163,624)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,396,634)	$(1,596,208)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	48,801,920	48,789,641

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Years Ended February 28, 2013 and February 29, 2012

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2011	906,565	907	48,791,599	48,792	22,447,250	(22,406,909)	90,040

Issuance of common stock for:
Company stock plan	-	-	-	-	91,218	-	91,218
Cancellation of stock plan issuances	-	-	(3,830)	(4)	(379)	-	(383)
							-
Net loss	-	-	-	-	-	(1,432,584)	(1,432,584)

BALANCE, FEBRUARY 29, 2012	906,565	$907	48,787,769	$48,788	$22,538,089	$(23,839,493)	$(1,251,709)

Issuance of common stock for:
Company stock plan	-	-	-	-	27,134	-	27,134
Cancellation of stock plan issuances	-	-	(3,830)	(4)	(168)	-	(172)
Conversion of preferred stock	(18,000)	(18)	54,000	54	(36)	-	-

Warrants issued in connection with debt financing					98,084		98,084
							-
Net loss	-	-	-	-	-	(2,234,728)	(2,234,728)

BALANCE, FEBRUARY 28, 2013	888,565	$889	48,837,939	$48,838	$22,663,103	$(26,074,221)	$(3,361,391)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Years Ended February 28, 2013 and February 29, 2012

	Years Ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,234,728)	$(1,432,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	780,938	-
Bad debt expense (recovery)	239,000	(4,142)
Stock compensation	27,134	91,218
Depreciation, depletion and impairment expense	259,960	319,905
Amortization of warrants and debt discount	63,556	49,128
Amortization of loan origination fees	-	11,875
Amortization of deferred financing costs	150,508	-
Non-cash interest income	(418)	(602)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	24,714	(6,803)
Accounts receivable - joint interest participants	8,635	51,156
Accounts receivable - other	(31,565)	73,444
Prepaid expenses and other current assets	40,602	38,224
Accounts payable and other accrued liabilities	321,723	8,577
Accounts payable - related parties	296,890	340,945
Accrued interest	104,428	421,959
Net cash provided by (used in) operating activities	51,377	(37,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(154,181)	(231,388)
Net cash used in investing activities	(154,181)	(231,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	175,366	-
Proceeds from issuance of notes payable - related party	-	235,100
Payment of deferred financing fees	(50,958)	-
Proceeds from (payments to) line of credit	(15,000)	250,000
Payment to escrow for loan commitment	-	(200,000)
Net cash provided by financing activities	109,408	285,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,604	16,012
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	73,392	57,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,996	$73,392

CASH PAID FOR:
Interest	$678,700	$137,684
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$26,050	$62,839
Interest converted to principal	$32,553	$8,905
Note paid directly from proceeds of note	$150,000	$600,000
Travel advances paid directly from proceeds of line of credit	$-	$25,000
Note paid directly to accrued interest and fees	$445,744	$-
Note paid directly to pre-paid loan fees	$123,318	$-
Debt discount for assignment of working interest	$515,638	$-
Related party note paid directly to line of credit	$15,000	$-
ARO asset and liability reduction due to assignment of working interest	$6,807	$16,366
Deferred financing fees paid directly from proceeds of long-term debt	$150,691	$-
Warrants issued for deferred financing fees	$98,084	$-
Unpaid deferred financing fees	$50,507	$-
Repurchase of stock through payment of payroll taxes	$172	$383
Discount on notes payable - long term	$-	$19,023

The accompanying notes are an integral part of these financial statements

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 28, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of $26,074,221 and a working capital deficit of $3,775,660, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in eleven producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.1% and the average net revenue interest is 26.9% for these same wells.  In the first quarter of the 2013 – 2014 fiscal year, the Company has successfully drilled five additional development wells on its Sunday, Bear and Black locations.

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

Daybreak’s financial statements as of February 28, 2013 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

The Company routinely maintains balances in financial institutions where deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of February 28, 2013, the Company had no cash deposits in excess of FDIC insured limits at various financial institutions.

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil sales or joint interest billings to its working interest partners. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2013 and February 29, 2012 as all joint interest owners have a history of paying their obligations.  At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  As of February 28, 2013, this one customer represented 100% of crude oil sales receivable.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  As of February 28, 2013 and February 29, 2012 the Company had recognized an allowance for doubtful accounts of $239,000 and $-0-, respectively.

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

There were no asset impairments recorded for the years ended February 28, 2013 and February 29, 2012.

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

Fair Value of Financial Instruments

The carrying value of short-term financial instruments including cash, receivables, prepaid expenses, accounts payable, and other accrued liabilities, short-term liabilities and the line of credit approximated their fair values due to the relatively short period to maturity for these instruments.  The long-term notes payable approximates fair value since the related rates of interest approximate current market rates.

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

At the Company’s Kern County, California project, there is only one buyer for the purchase of oil production.  At February 28, 2013 and February 29, 2012, one customer represented 100.0% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

The revenue from all customers is set forth in the table below.

		Twelve Months Ended February 28, 2013		Twelve Months Ended February 29, 2012
Project	Customer	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project	Plains Marketing	$974,680	100.0%	$1,314,124	100.0%

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 28, 2013 and February 29, 2012.

Reclamation Bonds

Included in other assets as of February 28, 2013, are funds which have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates.

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

Oil and gas sales receivables balances at February 28, 2013 and February 29, 2012 represent oil sales that occurred during the months of February 2013 and 2012, respectively.

Joint interest participant receivables balances at February 28, 2013 and February 29, 2012 represent amounts due from working interest partners.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2013 and February 29, 2012 as all joint interest owners have a history of paying their obligations.

Production revenue receivable balance of $350,000 represents amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Management believes this receivable is fully collectible and is currently in discussions to establish a specific timeline for payment.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  As of February 28, 2013 and February 29, 2012 the Company has recognized an allowance for doubtful accounts of $239,000 and $-0-, respectively.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at February 28, 2013 and February 29, 2012 are set forth in the table below:

	February 28, 2013	February 29, 2012
Proved leasehold costs	$2,236	$2,254
Unproved leasehold costs	362,100	438,640
Costs of wells and development	357,507	470,653
Capitalized exploratory well costs	2,170,600	2,316,305
Capitalized asset retirement costs	38,352	31,545
Total cost of oil and gas properties	2,930,795	3,259,397
Accumulated depletion, depreciation amortization and impairment	(1,441,912)	(1,186,212)
Oil and gas properties, net	$1,488,883	$2,073,185

Asset Retirement Obligation

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 28, 2013 and February 29, 2012, ARO obligations were considered to be long term based on the estimated timing of the anticipated cash flows.  For the years ended February 28, 2013 and February 29, 2012, the Company recognized accretion expense of $4,260 and $5,351, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the years ended February 28, 2013 and February 29, 2012 are set forth in the table below.

	February 28, 2013	February 29, 2012
Asset retirement obligation, beginning of period	$44,107	$55,122
Accretion expense	4,260	5,351
Recognition of working interest assignment	(4,701)	-
Change in asset retirement estimates	11,508	(16,366)
Asset retirement obligation, end of period	$55,174	$44,107

NOTE 6 — DEFERRED FINANCING COSTS:

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”) and incurred financing costs of $227,157 associated with funding received through February 28, 2013. Additionally, the Company issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084.  Refer to Note 9 – Short-Term and Long-Term Borrowings for further discussion of the Maximilian loan. The financing costs and the fair value of the warrants are being amortized over the term of the loan.  Amortization expense of deferred financing costs for the year ended February 28, 2013 was $27,190.  Unamortized deferred financing costs amounted to $298,051 as of February 28, 2013.

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $278,683 of the $1.5 million default remains unpaid and is included in the February 28, 2013 accounts payable balance.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2013 and February 29, 2012 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest to the Company’s President and CEO on the 12% Notes. Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

On May 18, 2012, the Company entered into a loan agreement with Luberski, Inc. (“Luberski“) as lender and another party as co-borrower, pursuant to which the Company and the co-borrower together borrowed a principal amount of $1,500,000.  The Company’s share in the loan amounted to $719,062 with the remainder of the loan proceeds paid to the co-borrower.  The loan bore interest at a rate of 5% per month, which interest was to be paid by the co-borrower, had a term of 120 days, and was eligible to be prepaid at any time in part or in full without premium or penalty.  The loan called for a minimum interest payment of $150,000.  The Company recognized $123,318 in deferred financing fees associated with this loan.  Either the Company’s or the co-borrower’s failure to repay the principal at maturity would constitute an event of default and give the lender the right to call the loan due.  The loan was a joint and several obligation of the Company and the co-borrower, and was secured by the Company’s currently producing leases in Kern County, California and certain personal property, accounts receivable and net profits of the co-borrower as well as a personal unconditional guarantee of the loan by the co-borrower’s sole managing member.

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

Related Party

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

Long-Term Debt

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian which provides for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan bears annual interest of 18% and a monthly commitment fee of 0.5%.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the year ended February 28, 2013 amounted to $40,622.  Unamortized debt discount amounted to $475,016 as of February 28, 2013.

The Company borrowed an initial amount from the credit facility of $1,650,691 in which $1,500,000 was used to settle the loan with Luberski and the remaining amount was used to pay for the related loan fees and closing costs.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.   In January 2013, the Company received an additional advance of $175,366 through the credit facility.  The Company has recognized $325,241 in deferred financing costs associated with this loan.  The deferred financing costs are being amortized over the term of the loan.  Accretion expense for the year ended February 28, 2013 amounted to $27,190. Unamortized deferred financing costs amounted to $298,051 as of February 28, 2013.

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

The Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.

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

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the year ended February 28, 2013 amounted to $22,934.  Unamortized debt discount amounted to $57,149 as of February 28, 2013.

NOTE 10 — LINE OF CREDIT:

The Company has an $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”) established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s President and Chief Executive Officer.  At February 28, 2013, the Company had an outstanding balance of $886,458 with an unused borrowing capacity of $3,542 on the line of credit.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

NOTE 11 — STOCKHOLDERS’ DEFICIT:

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

At February 28, 2013, there were 888,565 shares issued and outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  During the year ended February 28, 2013, there were two shareholders that converted 18,000 Series A Preferred shares to 54,000 shares of Common Stock.  As of February 28, 2013, there have been 32 accredited investors who have converted 511,200 Series A Preferred shares into 1,533,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Totals	511,200	1,533,600	32

Holders of Series A Preferred earn a dividend, in the amount of 6% of the original purchase price per year.  Accumulated dividends do not bear interest; and as of February 28, 2013 dividends amounted to $1,296,620.  Dividends can be paid in cash or stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No dividends have been declared as of February 28, 2013.

Cumulative dividends earned for each fiscal year since issuance is set forth in the table below.

	Shareholders	Accumulated
Fiscal Year Ended	at Period End	Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
		$1,296,620

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 48,837,939 shares were issued and outstanding as of February 28, 2013.  For the year ended February 28, 2013 there were 54,000 shares issued through conversion of Series A Preferred stock.  Additionally 3,830 shares were returned to the 2009 Restricted Stock Plan.

Common Stock Issued through Restricted Stock and Restricted Stock Unit Plan

On April 6, 2009, the Board approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”) allowing the executive officers, directors, consultants and employees of the Company and its affiliates to be eligible to receive restricted stock and restricted stock unit awards.  Refer to the discussion in Note 13 for the issuances made under the 2009 Plan.

NOTE 12 — WARRANTS:

Common stock warrants outstanding and exercisable as of February 28, 2013 are set forth in the table below:

Description	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
Placement agent warrants - Spring 2006 Private Placement	802,721	$0.75	0.25	802,721
Placement agent warrants - Spring 2006 Private Placement	401,361	$2.00	0.25	401,361
Placement agent warrants - July 2006 Private Placement	419,930	$1.00	0.50	419,930
12% Subordinated Note warrants	1,190,000	$0.14	1.75	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	2.25	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	4.75	2,435,517
	5,399,529			5,399,529

There were no warrants exercised or that expired during the year ended February 28, 2013.  The outstanding warrants as of February 28, 2013, have a weighted average exercise price of $0.39; a weighted average remaining life of 2.69 years; and an intrinsic value of $73,066.

NOTE 13 — RESTRICTED STOCK and RESTRICTED STOCK UNIT PLAN:

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

For the year ended February 28, 2013, an aggregate of 904,845 shares vested and 3,830 shares were cancelled and returned to the 2009 Plan.  At February 28, 2013, a total of 1,007,660 shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000(3)	-0-	-0-
7/16/2009	25,000	3 Years	25,000(4)	-0-	-0-
7/16/2009	625,000	4 Years	464,920(5)	3,830	156,250
7/22/2010	25,000	3 Years	16,665(6)	-0-	8,335
7/22/2010	425,000	4 Years	208,670(7)	3,830	212,500
	3,000,000		2,615,255(1)	7,660	377,085

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

For the year ended February 28, 2013, the Company recognized compensation expense related to the above restricted stock grants of $27,134.  Unamortized compensation expense amounted to $14,941 as of February 28, 2013.

NOTE 14 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2013	February 29, 2012
Computed at U.S. and state statutory rates (40%)	$(893,890)	$(573,035)
Permanent differences	14,631	37,325
Changes in valuation allowance	879,259	535,710
Total	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2013	February 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$7,230,280	$6,319,866
Oil and gas properties	(189,156)	(147,148)
Stock based compensation	82,744	71,891
Less valuation allowance	(7,123,868)	(6,244,609)
Total	$-0-	$-0-

At February 28, 2013, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,075,700, which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased by $879,259 for the year ended February 28, 2013 and increased $535,709 for the year ended February 29, 2012.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 15 — COMMITMENTS AND CONTINGENCIES:

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities.  While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

On July 16, 2012, the Company received notice that it was named as a defendant along with several other parties and up to 100 unnamed John Does in a civil lawsuit for damages for wrongful death, negligence, negligent entrustment, permissive use liability, negligent hiring and premises liability in the death of woman in rural California.  The civil suit, case S-1500-CV-276772 SPC, was filed on May 30, 2012 with a summons issued on June 25, 2012, in Kern County, in the State of California, in the Superior Court of the State of California.  On January 22, 2013, the Company received notice that its request for dismissal without prejudice from the above referenced wrongful death lawsuit had been agreed to by the plaintiff and granted by the Superior Court of California.

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

The Company is not aware of any environmental claims existing as of February 28, 2013.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 16 — SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in California.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 28, 2013	As of February 29, 2012
Proved leasehold costs
Mineral Interests	$2,236	$2,254
Wells, equipment and facilities	2,566,459	2,818,503
Total Proved Properties	2,568,695	2,820,757

Unproved properties
Mineral Interests	307,531	431,895
Uncompleted wells, equipment and facilities	54,569	6,745
Total unproved properties	362,100	438,640

Less accumulated depreciation, depletion amortization and impairment	(1,441,912)	(1,186,212)
Net capitalized costs	$1,488,883	$2,073,185

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2013	February 29, 2012
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	54,569	6,745
Development costs	112,938	90,993
Exploration costs	41,891	168,177
Total costs incurred	$209,398	$265,915

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2013	February 29, 2012
Oil and gas revenues	$974,680	$1,314,124
Production costs	(133,278)	(220,008)
Exploration expenses	(41,891)	(168,177)
Depletion, depreciation, amortization and impairment	(259,960)	(319,905)
Result of oil and gas producing operations before income taxes	539,551	606,034
Provision for income taxes	-0-	-0-
Results of oil and gas producing activities	$539,551	$606,034

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

	Oil (Barrels)	BOE (Barrels)
Proved reserves:
February 28, 2011	237,830	237,830
Revisions(1)	12,016	12,016
Extensions and discoveries	-	-
Production	(12,571)	(12,571)
Purchases (sales) of minerals-in-place	(14,565)	(14,565)
February 29, 2012	222,710	222,710
Revisions(1)	24,971	24,969
Extensions and discoveries	63,120	63,120
Production	(9,837)	(9,837)
Purchases (sales) of minerals-in-place	(21,654)	(21,654)
February 28, 2013	279,310	279,310

(1)

The revisions of previous estimates resulted from a revised increased estimate of reserve value after continued reservoir production and increased hydrocarbon prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2011	88,840	88,840	148,990	148,990	237,830	237,830
February 29, 2012	85,160	85,160	137,550	137,550	222,710	222,710
February 28, 2013	72,320	72,320	206,990	206,990	279,310	279,310

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2013 and February 29, 2012 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2013 and February 29, 2012 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2013	February 29, 2012
Future cash inflows	$28,167,460	$23,248,780
Future production costs (1)	(5,287,790)	(7,802,160)
Future development costs	(1,044,380)	(1,431,250)
Future income tax expenses (2)	-	-
Future net cash flows	21,835,290	14,015,370
10% annual discount for estimated timing of cash flows	(8,550,150)	(6,757,920)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$13,285,140	$7,257,450

(1)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s oil and gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Average oil prices are set forth in the table below.

Average Price
Oil (Barrel)
Year ended February 28, 2013 (1)	$94.25
Year ended February 29, 2012 (1)	$104.39
Year ended February 28, 2011 (1)	$76.27

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

	12 Months Ended
	February 28, 2013	February 29, 2012
Standardized measure of discounted future net cash flows at the beginning of the year	$7,257,450	$5,359,780
Extensions, discoveries and improved recovery, less related costs	3,212,230	-
Revisions of previous quantity estimates	1,187,616	(82,670)
Sales of minerals in place	(696,475)	-
Net changes in prices and production costs	2,359,037	2,644,294
Accretion of discount	725,745	535,978
Sales of oil produced, net of production costs	(841,402)	(1,094,116)
Development costs incurred during the period	112,697	238,760
Changes in future development costs	459,939	(1,493)
Changes in timing of future production	(491,703)	(343,083)
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$13,285,134	$7,257,450

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2013, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013. In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	78	2008
Dale B. Lavigne	82	1965
Ronald D. Lavigne	58	1999
Timothy R. Lindsey	61	2007
James F. Meara	60	2008
James F. Westmoreland	57	2008

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

Dale B. Lavigne is Chairman of the Board and has served as a director of the Company since 1965.  Mr. Lavigne served as the Company’s President from 1989 until December 2004.  For the past 54 years, Mr. Lavigne has been the Chairman and a director of the Osburn Drug Company, Inc., a four-store chain of retail pharmacies in North Idaho.  Mr. Lavigne is President and a director of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; former President of the Silver Valley Economic Development Corporation and a former member of the Governor’s Task Force on Rural Idaho.  Mr. Lavigne is the father of Ronald D. Lavigne and the father-in-law of Thomas C. Kilbourne, our Controller and Assistant Corporate Secretary.  Mr. Lavigne graduated from the University of Montana with a Bachelor of Science degree in pharmacy.

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

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007.  He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008.  Mr. Lindsey has over thirty years of energy and mineral exploration, technical and executive leadership in global exploration, production, technology, and business development.  From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues.  From May 2008 to the present, Mr. Lindsey has also been the President and a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties.  From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27 year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey serves as a director and Chairman of the Board of Directors of Revett Minerals Inc., a publicly-listed Canadian company with mining activities in Montana.  He also formerly served as a director for Challenger Energy Corp., a Calgary-based oil and gas company and Rock Energy Resources, Inc., a Houston-based oil and gas company currently transforming to a mining company.  Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990.  Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists and the Montana Mining Association; and, a Trustee for the Northwest Mining Association.

James F. Meara has served as a member of the Board of Directors since March 2008.  From 1980 through December 2007, Mr. Meara was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27 year tenure with Marathon, Mr. Meara moved through a series of posts in the tax department, becoming manager of Tax Audit Systems and Planning in 1988, and in 1995 he was named Commercial Director of Sakhalin Energy in Moscow, Russia.  In 2000, Mr. Meara served as Controller and was appointed to Vice President of Tax in January 2002, serving until his retirement in December 2007.  He also serves as a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  Mr. Meara holds a bachelor’s degree in accounting from the University of Kentucky and a master’s degree in business administration from Bowling Green State University, and is a member of the American Institute of Certified Public Accountants.

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

•

Mr. Dale Lavigne’s 50 plus years of serving as Chairman and a director of the Osburn Drug Company, Inc., which contributes to his financial knowledge, experience, management leadership, and risk assessment along with his years of service on many public and private company boards, was a particular focus of the Board.  Mr. Lavigne’s 48 year history with Daybreak, his knowledge, management and leadership expertise regarding the issues affecting the Company have been invaluable to the Board of Directors in overseeing the business affairs of our Company.

•

Mr. Ronald Lavigne’s role as President, Chief Executive Officer and a director of the Lavigne Drug Group, as well as his service on boards of various public non-reporting inactive mineral exploration companies, along with his leadership and management expertise, provide a valuable service to Daybreak’s Board.  His 14 years of service on the Company’s Board and his in depth knowledge of the Company are also invaluable to the Board.

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

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office

James F. Westmoreland	57	2007	President and Chief Executive Officer
Bennett W. Anderson	52	2006	Chief Operating Officer

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

Legal Proceedings

On October 15, 2010, Canadian Sahara Energy Inc (“Sahara”), a private Canadian oil and gas firm of which Mr. Lindsey is an executive officer and director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada) (“BIA”) in order to obtain a stay of proceedings for a disputed oil and gas asset located in north Africa. A Proposal was filed within 30 days as required under the BIA.  The sole creditor under the Proposal did not accept the Proposal, but was otherwise satisfied by the lifting of the stay.  Although no funds were owing, Sahara was deemed to be in bankruptcy, as a technical matter under the BIA.  A second Proposal will result in Sahara emerging from bankruptcy with a certification of full performance when accepted and approved by creditors and the Courts. Sahara has advised that it anticipates that its sole creditor will accept the second Proposal.

As of the date hereof, it is the opinion of management that there is no other material proceeding to which any other director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party adverse to the registrant or any of its subsidiaries or has a material interest adverse to the registrant or any of its subsidiaries.

None of Daybreak’s other current directors or Executive Officers has, during the past ten years:

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

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports were timely filed during the fiscal year ended February 28, 2013

Code of Ethics

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

During the fiscal year ended February 28, 2013, the Audit Committee met four times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1017, Spokane, Washington 99201.

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

Wayne G. Dotson, Dale B. Lavigne, Ronald D. Lavigne and James F. Meara serve on the Audit Committee.  All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC, NYSE MKT LLC, formerly known as the NYSE AMEX LLC, requirements for Audit Committee service.  The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2013, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2013.  For the fiscal year ended February 28, 2013, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2013.

		Executive
Name	Age	Since	Office

James F. Westmoreland	57	2007	President and Chief Executive Officer
Bennett W. Anderson	52	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2013.

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

Larger companies such as NYSE or NASDAQ listed companies in the oil and gas industry have well pronounced trends in compensation, including cash and equity components.  Daybreak competes with larger oil and gas companies that have substantially greater resources.

For the fiscal years ended February 28, 2013 and February 29, 2012, compensation to our Named Executive Officers consisted primarily of base salaries.  For the past four years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 74 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2013 and February 29, 2012.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2013	150,000(2)	-	-	-	150,000(2)
President and Chief Executive Officer	February 29, 2012	150,000(2)	-	-	-	150,000(2)
Bennett W. Anderson	February 28, 2013	89,400(3)	-	-	-	89,400(3)
Chief Operating Officer	February 29, 2012	89,400	-	-	-	89,400

(1)

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

(2)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until long-term financing and cash flow allow.  For the years ended February 28, 2013, and February 29, 2012, Mr. Westmoreland’s full annual salary of $150,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  For the current fiscal year, Mr. Westmoreland’s salary is also being accrued and will not be paid until cash flow allows.

(3)

As a result of the Company’s limited available cash, Mr. Anderson deferred salary payment during the fourth quarter of the fiscal year ended February 28, 2013.  For the year ended February 28, 2013, Mr. Anderson was paid $74,500; and $14,900 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  Mr. Anderson’s base salary is $63,000.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month.

Narrative Disclosure to Summary Compensation Table

Base Salaries

For the past four years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure; which was established on April 6, 2009.

Equity Compensation Plan Information

Although no equity compensation was grantd to our Named Executive Officers during the fiscal year ended February 28, 2013 and February 29, 2012, effective April 6, 2009, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding our outstanding restricted stock awards held by our Named Executive Officers at the end of the fiscal year ended February 28, 2013.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Stock Awards
Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
James F. Westmoreland	-	-
President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer
Bennett W. Anderson	50,000(1)	3,000(1)
Chief Operating Officer

(1)

The Compensation Committee has awarded 100,000 restricted shares to Mr. Anderson. On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share. The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years at a rate of 25% each year. In accordance with the award, on July 22, 2011, 25,000 shares vested, and on July 22, 2012, 25,000 were vested. The remaining 50,000 restricted shares are subject to restrictions that expire as follows: 25,000 in 2013 and 25,000 in 2014. The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 75.

Compensation for Past Services

On October 20, 2008, the Board appointed James F. Westmoreland to the position of President and Chief Executive Officer of the Company.  Mr. Westmoreland stepped down from his role as Executive Vice President and Chief Financial Officer of the Company, but continues to serve as the interim principal finance and accounting officer of the Company.  In connection with Mr. Westmoreland’s appointment as President and Chief Executive Officer, the Compensation Committee approved an annual salary payable to him of $200,000, retroactive to October 1, 2008.  As Mr. Westmoreland previously served as an officer of the Company without compensation, the Compensation Committee also awarded a cash bonus of $150,000 to Mr. Westmoreland in recognition of his past services.  As further compensation for his services during the fiscal year ended February 28, 2009, the Compensation Committee agreed to award Mr. Westmoreland shares of common stock of the Company, in an amount to be determined.  Subsequently, on April 6, 2009, the Compensation Committee approved an award to Mr. Westmoreland of 500,000 shares of restricted common stock of the Company, with a grant date of April 7, 2009.  These shares are fully vested.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2013.

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

In addition to cash fees, effective as of April 6, 2009, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 28, 2013, and February 29, 2012.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 75 of this Form 10-K.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2013.(1).

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	14,000	-	-	14,000
Dale B. Lavigne	15,250	-	-	15,250
Ronald D. Lavigne	14,750	-	-	14,750
Timothy R. Lindsey	12,500	-	-	12,500
James F. Meara	16,000	-	-	16,000

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2013. Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning with the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until long-term financing is in place and cash flow allows.  For the year ended February 28, 2013, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until long-term financing and cash flow allows.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 28, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 28, 2013.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,615,255	$0.10	1,007,660(2)
Total	2,615,255	$0.10	1,007,660(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 75.

(2)

Reflects initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the fiscal years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the fiscal years ended February 28, 2011 and 2010 respectively, as described in detail under the heading “Director Compensation”, beginning on page 77.  Also reflects 3,830 shares were returned to the 2009 Plan during each year ended February 28, 2013 and February 29, 2012, respectively.

Security Ownership of Certain Beneficial Owners and Management

Our largest principal beneficial shareholder, and seven directors and officers of the Company, together own and control about 16% percent of our outstanding common stock.

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

As of May 24, 2012, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 74; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Keith A. Hooper(5) 1529 W. Adams St. Chicago, IL 60607	3,176,077	-	3,176,077	6.5

	Dale B. Lavigne, Chairman of the Board	1,032,555(6)	-	1,032,555	2.1

	Timothy R. Lindsey, Director	910,000(6)	-	910,000	1.9

	Ronald D. Lavigne, Director	855,414(6)	-	855,414	1.8

	Wayne G. Dotson, Director	160,000(6)	-	160,000	*

	James F. Meara, Director	160,000(6)	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000(6)	500,000(7)	1,100,000	2.3

	Bennett W. Anderson, Chief Operating Officer	400,000(8)	-	400,000	*

	All (7) directors and executive officers as a group	4,117,969	-	5,997,969	9.5

Series A Convertible Preferred Stock(9)	William Hieronymus 15 Reservoir Rd. Wayland, MA 01778	75,000	-	75,000	8.5
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	7.6

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	6.6

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers which have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 24, 2013).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 24, 2013).

(4)

Based upon 48,861,939 shares of common stock outstanding as of May 24, 2013 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 of May 24, 2013.

(5)

Based on the last known information verified by Mr. Hooper, and includes 2,936,077 shares held directly or as a trustee by Mr. Hooper; and 240,000 shares held indirectly by Hooper Group, a company controlled by Mr. Hooper.

(6)

Includes 1,667 shares of restricted stock (with sole voting power) subject to restrictions expiring on July 22, 2013.

(7)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(8)

Includes 50,000 shares of restricted stock (with sole voting power) subject to restrictions expiring as follows: 25,000 shares in 2013; and 25,000 shares in 2014.

(9)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 24, 2013, 880,565 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

The Related Party Transactions Policy covers any related person transaction that involves amounts exceeding $50,000 in which a related person has a direct or indirect material interest.  In addition, the new Related Party Transactions Policy applies specifically to transactions involving Daybreak and any of the following:

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

During the fiscal years ended February 28, 2013, and February 29, 2012, we had the following related party transactions:

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

The Company has adopted the standards of NYSE MKT LLC (formerly known as NYSE AMEX LLC) for determining the independence of its directors.  The Company is not listed on NYSE MKT LLC and is not subject to the rules of NYSE MKT LLC but applies the rules established by NYSE MKT LLC to establish director independence.

These independence standards specify the relationships deemed sufficiently material to create the presumption that a director is not independent.  No director qualifies as independent unless the Company’s Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In addition, Section 803A of the NYSE MKT LLC Company Guide (and related commentary) sets forth the following non-exclusive list of persons who shall not be considered independent:

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

Directors serving on the Company’s audit committee must also comply with the additional, more stringent requirements set forth in Section 803B of the NYSE MKT LLC Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that five of the current directors, Messrs. Wayne G. Dotson, Dale B. Lavigne, Ronald D. Lavigne, Timothy R. Lindsey, and James F. Meara are independent.  Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.  Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements set forth in Section 805(c) of the NYSE MKT LLL Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2013 and February 29, 2012:

Services Rendered	Fees Billed FY 2013	Fees Billed FY 2012
Audit fees	$86,000	$84,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$86,000	$84,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01

Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 17, 2009 (11)

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

4.09

Form of Restricted Stock Award Agreement (6)*

4.10

Form of Restricted Stock Unit Award Agreement (6)*

4.11

Form of 12% Subordinated Note due 2015 (10)

4.12

Form of Warrant in connection with 12% Subordinated Notes (10)

10.01

Prospect review and non-competition agreement for California project (7)

10.02

Prospect review agreement for California project (7)

10.03

Subscription agreement and letter of investment intent, March 2006 private placement (4)

10.04

Subscription agreement and letter of investment intent, July 2006 private placement (5)

10.05

Exchange Option Agreement with O&G Energy Partners and San Joaquin Investments, Inc. (9)

10.06

Form of Subscription Agreement (11)

10.07

Assignment of Oil and Gas Leases and Agreements Among Chevron U.S.A. Inc., San Joaquin Investments, Inc. and Daybreak Oil & Gas, Inc. (12)

10.08

Bill of Sale among Chevron U.S.A. Inc., San Joaquin Investments, Inc. and Daybreak Oil & Gas, Inc. (12)

10.09

Technical and Consulting Services Agreement between Daybreak Oil & Gas, Inc. to Well Works, LLC (13)

10.10

Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (14)

10.11

Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland. (15)

10.12

Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA. (15)

10.13

Loan Extension Agreement, dated September 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.14

Forbearance Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.15

Forbearance Agreement, dated November 11, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.16

Assignment of Net Profits Interest Termination Agreement, effective October 31, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.17

Override Grant Deed, effective November 1, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.18

Forbearance Agreement II, dated November 19, 2011, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (15)

10.19

Forbearance Agreement III, dated January 12, 2012, by and between Daybreak Oil and Gas, Inc. and Well Works, LLC. (17)

10.20

Participation Agreement, dated January 26, 2012, by and between Daybreak Oil and Gas, Inc, and AC Exploration, LLC. (17)

10.21

Loan Agreement dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC, as borrowers, and Luberski, Inc., as lender. (16)

10.22

Promissory Note dated as of May 18, 2012, by and among Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC in favor of Luberski, Inc., as lender. (16)

10.23

Borrower Sharing Agreement dated as of May 18, 2012, between Daybreak Oil and Gas, Inc. and RTG Steel Company, LLC. (16)

10.24

Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of May 18, 2012, executed by Daybreak Oil and Gas, Inc., in favor of Luberski, Inc. (16)

10.25

Loan and Security Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc., as borrower, and Maximilian Investors LLC, as lender (17)

10.26

Promissory Note dated as of October 31, 2012, by Daybreak Oil and Gas, Inc. in favor of Maximilian Investors LLC (17)

10.27

Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of October 31, 2012, executed by Daybreak Oil and Gas, Inc., in favor of Maximilian Investors LLC (17)

10.28

Assignment and Assumption Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc., as assignor, and Maximilian Investors LLC, as assignee (17)

10.29

Settlement and Release Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc. and Luberski Inc. (18)

10.30

Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (18)

23.1

Consent of Lonquist & Co. LLC. (19)

23.2

Consent of MaloneBailey, LLP (19)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

99.1

Reserve Report of Lonquist & Co. LLC, independent petroleum engineering consulting firm, as of March 1, 2013. (19)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 8-K on May 2, 2008, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 8-K on June 16, 2009, and incorporated by reference herein.
(10)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 10-K on May 28, 2010, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 10-Q on October 15, 2010, and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 8-K on September 23, 2010, and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(16)	Previously filed as exhibit to Form 8-K on May 23, 2012, and incorporated by reference herein.
(17)	Previously filed as exhibit to Form 8-K on November 5, 2012 and incorporated by reference herein.
(18)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(19)	Filed herewith.

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
Date: May 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ DALE B. LAVIGNE
	James F. Westmoreland		Dale B. Lavigne
	Director / President and Chief Executive Officer		Director / Chairman
	Date: May 28, 2013		Date: May 28, 2013

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ WAYNE G. DOTSON
	Timothy R. Lindsey		Wayne G. Dotson
	Director		Director
	Date: May 28, 2013		Date: May 28, 2013

By:	/s/ RONALD D. LAVIGNE	By:	/s/ JAMES F. MEARA
	Ronald D. Lavigne		James F. Meara
	Director		Director
	Date: May 28, 2013		Date: May 28, 2013