Form 10-Q
period 2013-05-31
Daybreak Oil & Gas, Inc.
filed 2013-07-12
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

At July 12, 2013 the registrant had 48,861,939 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets - Unaudited

	As of May 31,	As of February 28,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,468	$79,996
Accounts receivable:
Oil and gas sales	152,161	167,925
Joint interest participants	378,217	83,585
Loan commitment refund and other receivables, net	16,515	16,315
Prepaid drilling costs	245,462	722
Prepaid expenses and other current assets	22,233	28,453
Total current assets	936,056	376,996
OIL AND GAS PROPERTIES, net, successful efforts method
Proved properties	1,714,741	1,126,783
Unproved properties	262,614	362,100
PRODUCTION REVENUE RECEIVABLE	350,000	350,000
DEFERRED FINANCING COSTS, net	311,775	298,051
OTHER ASSETS	105,976	105,924
Total assets	$3,681,162	$2,619,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$3,071,511	$2,061,756
Accounts payable - related parties	867,833	794,203
Accrued interest	23,474	44,662
Notes payable - related party	250,100	250,100
Current portion – long-term debt, net	479,212	115,477
Line of Credit	885,293	886,458
Total current liabilities	5,577,423	4,152,656
LONG TERM LIABILITIES:
Notes payable, net	315,681	312,072
Note payable - related party, net	228,433	225,779
Long term debt, net	1,489,501	1,235,564
Asset retirement obligation	70,463	55,174
Total liabilities	7,681,501	5,981,245
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 880,565 and 888,565 shares issued and outstanding, respectively	881	889
Common stock- 200,000,000 shares authorized; $0.001 par value, 48,861,939 and 48,837,939 shares issued and outstanding, respectively	48,862	48,838
Additional paid-in capital	22,669,809	22,663,103
Accumulated deficit	(26,719,891)	(26,074,221)
Total stockholders’ deficit	(4,000,339)	(3,361,391)
Total liabilities and stockholders' deficit	$3,681,162	$2,619,854

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations - Unaudited

	Three Months Ended May 31,	Three Months Ended May 31,
	2013	2012

REVENUE:
	$228,604	$262,973
OPERATING EXPENSES:
Production	29,799	41,693
Exploration and drilling	180,957	15,743
Depreciation, depletion, amortization and impairment	147,870	58,966
General and administrative	303,482	352,194
Total operating expenses	662,108	468,596
OPERATING LOSS	(433,504)	(205,623)

OTHER INCOME (EXPENSE):
Interest income	52	104
Interest expense	(212,218)	(89,191)
Total other income (expense)	(212,166)	(89,087)

NET LOSS	(645,670)	(294,710)

Cumulative convertible preferred stock dividend requirement	(40,313)	(41,130)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(685,983)	$(335,840)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	48,851,619	48,787,769

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2013	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(645,670)	$(294,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,722	6,971
Depreciation, depletion and impairment expense	147,870	58,966
Amortization of warrants and debt discount	38,147	5,215
Amortization of deferred financing costs	20,362	-
Interest income	(52)	(104)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	15,764	49,530
Accounts receivable - joint interest participants	(294,632)	37,333
Accounts receivable - other	(200)	(19,596)
Prepaid expenses and other current assets	6,220	(5,540)
Accounts payable and other accrued liabilities	673,262	98,433
Accounts payable - related parties	73,630	55,663
Accrued interest	(5,000)	58,897
Net cash provided by operating activities	36,423	51,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(332,824)	(114,205)
Advances for oil and gas properties	(92,048)	-
Prepaid drilling costs	(154,701)	-
Net cash used in investing activities	(579,573)	(114,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	607,835	-
Payment on notes payable	(14,213)	-
Payment on line of credit	(9,000)	-
Net cash provided by financing activities	584,622	-

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	41,472	(63,147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,996	73,392
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,468	$10,245

CASH PAID FOR:
Interest	$175,029	$470,822
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$228,229	$4,637
Interest converted to principal	$-	$8,014
Note paid directly from proceeds of note	$-	$150,000
Note paid directly to accrued interest and fees	$-	$445,744
Note paid directly to pre-paid loan fees	$-	$123,318
ARO asset and liability increase	$13,887	$-
Unpaid deferred financing fees	$34,138	$-
Conversion of preferred stock to common stock	$24	$-

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of May 31, 2013 has an accumulated deficit of $26,719,891 and a working capital deficit of $4,641,367 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 18 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue. The Company’s average working interest in these wells is 36.7% and the average net revenue interest is 28.2% for these same wells.  During May and June 2013, the Company has successfully drilled seven additional development wells at its Sunday, Bear, Black and Ball locations.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its oil properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that the Company will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of May 31, 2013 do not include any adjustments that might result from the Company’s inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2013 and February 28, 2013 as all joint interest owners have a history of paying their obligations in a timely manner.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At May 31, 2013, this one customer represented 100% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  Accounts receivable – Loan commitment refund and other receivables balances at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
Loan commitment and other receivables	$255,515	$255,315
Allowance for doubtful accounts	(239,000)	(239,000)
Balance	$16,515	$16,315

NOTE 5 — PREPAID DRILLING COSTS:

During the three months ended May 31, 2013 the Company was engaged in an eight well drilling program at its East Slopes Project in Kern County, California. The Company had prepayments to certain of its vendors in the eight well drilling program of $245,462 at May 31, 2013 and $722 at February 28, 2013.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas property balances at May 31, 2013 and February 28, 2013 are set forth in the table below.

	May 31, 2013	February 28, 2013
Proved leasehold costs	$2,236	$2,236
Unproved leasehold costs	262,614	362,100
Costs of wells and development	433,032	357,507
Capitalized exploratory well costs	2,730,685	2,170,600
Capitalized asset retirement costs	52,238	38,352
Total cost of oil and gas properties	3,480,805	2,930,795
Accumulated depletion, depreciation, amortization and impairment	(1,503,450)	(1,441,912)
Net Oil and Gas Properties	$1,977,355	$1,488,883

NOTE 7 — PRODUCTION REVENUE RECEIVABLE:

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

NOTE 8 — DEFERRED FINANCING COSTS:

Deferred financing costs at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
Deferred financing costs	$360,349	$325,241
Accumulated amortization	(48,574)	(27,190)
Balance	$311,775	$298,051

Amortization expense of deferred financing costs for the three months ended May 31, 2013 and 2012 was $20,362 and $0, respectively.  Unamortized deferred financing costs amounted to $311,775 as of May 31, 2013.

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $273,488 remains unpaid and is included in the May 31, 2013 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2013 and February 28, 2013 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest owed to the Company’s President and CEO on the 12% Subordinated Notes further described in Note 11 – Short-Term and Long-Term Borrowings below.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At May 31, 2013, the Line of Credit had an outstanding balance of $885,293.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $7,835 for the three months ended May 31, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

On January 13, 2010, the Company commenced a private placement of 12% Subordinated Notes (“Notes”).  On March 16, 2010, the Company closed its private placement of Notes to 13 accredited investors resulting in total gross proceeds of $595,000.  Interest on the Notes accrues at 12% per annum, payable semi-annually.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.  A $250,000 Note was sold to a related party, the Company’s President and Chief Executive Officer as a part of the total $595,000 financing.  The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%. The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the three months ended May 31, 2013 amounted to $6,262.  Unamortized debt discount amounted to $50,886 as of May 31, 2013.

Notes Payable balances at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
12% Subordinated Notes	$345,000	$345,000
12% Subordinated Note Discount	(29,319)	(32,928)
Note Balance	$315,681	$312,072

Notes Payable – Related Party balances at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
12% Subordinated Notes	$250,000	$250,000
12% Subordinated Note Discount	(21,567)	(24,221)
Note Balance	$228,433	$225,779

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”) which provides for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan bears annual interest of 18% and a monthly commitment fee of 0.5% on the outstanding balance.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the three months ended May 31, 2013 amounted to $31,885.  Unamortized debt discount amounted to $443,131 as of May 31, 2013.

During the three months ended May 31, 2013 the Company received multiple advances totaling $600,000 in aggregate that were used to participate in the Company’s recently completed eight well drilling program at its East Slopes Project in Kern County, California.  The Company has recognized $360,349 in deferred financing costs associated with this loan.  The deferred financing costs are being amortized over the term of the loan.  Accretion expense for the three months ended May 31, 2013 amounted to $20,362. Unamortized deferred financing costs amounted to $311,775 as of May 31, 2013.

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

Current Debt balances at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
Maximilian Note	$612,950	$246,486
Maximilian Note Discount	(133,738)	(131,009)
Note Balance	$479,212	$115,477

Non-Current Debt balances at May 31, 2013 and February 28, 2013 are set forth in the table below:

	May 31, 2013	February 28, 2013
Maximilian Note	$1,798,894	$1,579,571
Maximilian Note Discount	(309,393)	(344,007)
Note Balance	$1,489,501	$1,235,564

NOTE 12 — STOCKHOLDERS’ DEFICIT:

Series A Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock.  The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  Each share of Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.

At May 31, 2013, there were 880,565 shares of Series A Preferred issued and outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  During the three months ended May 31, 2013, there was one shareholder that converted 8,000 Series A Preferred shares to 24,000 shares of Common Stock.  At May 31, 2013, there have been 33 accredited investors who have converted 519,200 Series A Preferred shares into 1,557,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Three Months Ended May 31, 2013	8,000	24,000	1
Totals	519,200	1,557,600	33

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of May 31, 2013, the accumulated and unpaid dividends amounted to $1,336,933.  Dividends may be paid in cash or common stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of May 31, 2013.

Dividends earned since issuance of the Series A Preferred for each fiscal year and the three months ended May 31, 2013 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Three Months Ended May 31, 2013	67	40,313
Total Accumulated Dividends		$1,336,933

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 48,861,939 shares were issued and outstanding as of May 31, 2013.  For the three months ended May 31, 2013 there were 24,000 shares issued through conversion of Series A Preferred stock.

Common Stock Issued through Restricted Stock and Restricted Stock Unit Plan

On April 6, 2009, the Board approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”) allowing the executive officers, directors, consultants and employees of the Company and its affiliates to be eligible to receive restricted stock and restricted stock unit awards.  Refer to the discussion in Note 14 for the issuances made under the 2009 Plan.

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of May 31, 2013 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
Placement agent warrants July 2006	419,930	$1.00	0.25	419,930
12% Subordinated notes	1,190,000	$0.14	1.50	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	2.00	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	4.50	2,435,517
	4,195,447			4,195,447

There were no warrants issued, or exercised during the three months ended May 31, 2013.  During the three months ended May 31, 2013, there were 1,204,082 warrants that expired.  These warrants had been issued to placement agents in conjunction with a Spring 2006 placement of the Company’s Common Stock.  The remaining outstanding warrants as of May 31, 2013, have a weighted average exercise price of $0.17, a weighted average remaining life of 3.13 years, and an intrinsic value of $271,565.

NOTE 14 — RESTRICTED STOCK AND RESTRICTED STOCK UNIT PLAN:

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

At May 31, 2013, a total of 2,992,340 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,615,255 of the shares had fully vested.  A total of 1,007,660 Common Stock shares remained available at May 31, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-0-	-0-
7/16/2009	25,000	3 Years	25,000	-0-	-0-
7/16/2009	625,000	4 Years	464,920	3,830	156,250
7/22/2010	25,000	3 Years	16,665	-0-	8,335
7/22/2010	425,000	4 Years	208,670	3,830	212,500
	3,000,000		2,615,255(1)	7,660	377,085

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

For the three months ended May 31, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $6,722.  Unamortized compensation expense amounted to $8,219 as of May 31, 2013.

NOTE 15 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2013	February 28, 2013
Computed at U.S. and state statutory rates (40%)	$(258,267)	$(893,890)
Permanent differences	3,086	14,631
Changes in valuation allowance	255,181	879,259
Total	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2013	February 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$7,674,576	$7,230,280
Oil and gas properties	(380,960)	(189,156)
Stock based compensation	85,433	82,744
Less valuation allowance	(7,379,049)	(7,123,868)
Total	$-0-	$-0-

At May 31, 2013, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $19,186,439 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $255,181 for the three months ended May 31, 2013 and increased by $879,259 for the year ended February 28, 2013. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause estimates to vary significantly.

NOTE 16 — COMMITMENTS AND CONTINGENCIES:

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

The Company is not aware of any environmental claims existing as of May 31, 2013.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

All statements other than statements of historical fact contained in this MD&A report are inherently uncertain and are forward-looking statements.  Statements that relate to results or developments that we anticipate will or may occur in the future are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include, without limitation, statements about the following:

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three month periods ended May 31, 2013 and May 31, 2012 and of our financial condition at May 31, 2013, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended February 28, 2013.

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

We have a limited operating history of oil and gas production and minimal proven reserves, production and cash flow.  To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis.  Our management cannot provide any assurances that Daybreak will ever operate profitably.  As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and in Part III, Item 1A. Risk Factors of this 10-Q Report.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of 22 wells in this project.  During the three months ended May 31, 2013 we had production from 14 wells including minimal start-up production from three wells that were drilled and put on production in late May 2013.  In June 2013 we put four more wells on production.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has seven producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $700,000 in new capital investments within the East Slopes Project area during the remainder of the current fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least one more development well to be drilled in the future.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For both the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  We also have a 33.8% working interest with a 27.1% NRI in the Sunday #4H well.  During May and June 2013, we drilled two additional development wells; the Sunday #5 and Sunday #6 on this property.  We have a 37.5% working interest and a NRI of 30.1% in both of these newly producing wells.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least three more development wells to be drilled in the future.  We have a 37.5% working interest with a 26.1% NRI in the Bear #1, Bear #2, Bear #3 and Bear #4 wells on this property.  In May and June 2013, we drilled three additional development wells; the Bear #5, Bear #6 and Bear #7 on this property.  We have a 37.5% working interest and a NRI of 30.1% in these three newly producing wells.  We expect to drill at least three more development wells on this property during the 2013 calendar year.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at 2,150 feet.  The Black reservoir is estimated to be approximately 13 acres in size.  In May 2013, we drilled a development well, the Black #2, on this property.  We have a 37.5% working interest with a 29.8% NRI in all wells on this property.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API gravity.  All of the oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  We may have to upgrade this facility to handle the additional oil production from the new wells completed in May and June 2013, as well as for the future wells to be drilled.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In June 2013, we drilled a development well; the Ball 2-11 on this property.  We have a 37.5% working interest in both the Ball #1-11 and Ball #2-11 wells. Our NRI in both wells is 31.2%.  We anticipate drilling at least two more development wells on this property during calendar year 2013.

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

Centralized Oil Processing and Storage Facilities

By utilizing the Sunday and Dyer Creek centralized production facilities our average operating costs have been reduced from over $40 per barrel to a monthly average of approximately $12 per barrel of oil for the three months ended May 31, 2013.  With these centralized facilities and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Eight Well Drilling Program - Spring 2013

In May and June 2013, we participated in the drilling of seven development wells and one exploratory well in the East Slopes Project in Kern County, California.  We successfully drilled and have completed seven development wells on the Sunday, Bear, Black and Ball locations.  An exploratory well at the Breckenridge/Chimney location was not successful.

We are currently planning a Fall 2013 drilling program to include at least five more development wells at the Sunday, Bear and Ball locations.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  We drilled an exploratory well on this prospect in December 2011 that was determined to be not viable for commercial production and the well was plugged and abandoned.  Utilizing the data received from this well, we expect to drill another exploratory well on this prospect during 2014.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size with a gross recoverable reserve potential of 873,000 barrels of oil.  We have a 37.5% working interest in this prospect.

Glide-Kendall Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in the spring of 2014.  We estimate that the Glide Kendall prospect is 200 acres in size with a gross recoverable reserve potential of 1.8 million barrels of oil.  We have a 37.5% working interest in this prospect.

Sherman Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Etchegoin sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well in the fall of 2014.  We estimate that the Sherman Prospect is 100 acres in size with a gross recoverable reserve potential of 300,000 barrels of oil.  We have a 37.5% working interest in this prospect.

Tobias Prospect

This prospect is also located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,000 and 2,500 feet deep.  We estimate that the Tobias prospect is 60 acres in size with a gross recoverable reserve potential of 700,000 barrels of oil.  We have a 37.5% working interest in this prospect.

Breckenridge-Chimney Prospect

This prospect is located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,500 and 4,000 feet deep.  In June 2013, we drilled an exploratory well at this prospect that was not successful.  As a result, we do not currently plan to drill any more wells at this location.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

Results of Operations – Three Months Ended May 31, 2013 compared to the Three Months Ended May 31, 2012

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

Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price.  However, since March of 2011, we have been receiving a premium for our California oil in comparison to the WTI price.  For the three months ended May 31, 2013, the average monthly WTI price was $93.16 and the average monthly sale price was $96.91, resulting in a premium that was 4.0% higher than the average monthly WTI price.  This compares to the three months ended May 31, 2012 when the average monthly WTI price was $101.38 and the average monthly sale price was $107.88, resulting in a premium that was 6.4% higher than the average monthly WTI pricing.  We are unable to forecast how long we will continue to receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.

The East Slopes Project represented 100% of total revenue for the three months ended May 31, 2013 and May 31, 2012, as set forth in the table below:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
California - East Slopes Project	$228,604	$262,973
Total Revenues	$228,604	$262,973

Revenues for the three months ended May 31, 2013 decreased $34,369 or 13.1% to $228,604 in comparison to revenue of $262,973 for the three months ended May 31, 2012.  The average monthly sale price of a barrel of oil for the three months ended May 31, 2013 was $96.91 in comparison to $107.88 for the three months ended May 31, 2012.  The decrease of $10.97 or 10.2% in the average monthly sale price of a barrel of oil accounted for $26,795 or 78.0% of the revenue decrease for the three months ended May 31, 2013.

Production for the three months ended May 31, 2013 was from 14 wells resulting in 1,032 well days of production in comparison to 1,001 well days for the three months ended May 31, 2012.  Due to the timing of production testing and well completions, we had minimal start-up production from three of our newly drilled development wells totaling 30 days in aggregate during the three months ended May 31, 2013.  Our net sales volume for the three months ended May 31, 2013 was 2,359 barrels of oil in comparison to 2,438 barrels for the three months ended May 31, 2012.  This decrease in oil sales of 78 barrels or 3.2% was due to the natural production decline in our oil wells and accounted for $7,574 or 22% of the revenue decrease for the three months ended May 31, 2013.

Operating Expenses.  Total operating expenses for the three months ended May 31, 2013 increased by $193,512 or 41.3% to $662,108, compared to 468,596 for the three months ended May 31, 2012.  While decreases were achieved in production expenses and general and administrative (“G&A”) expenses these savings were offset by increases in exploration and drilling expenses and depreciation, depletion and amortization (“DD&A”) for the three months ended May 31, 2013 compared to the three months ended May 31, 2012.  During the three months ended May 31, 2013, costs associated with the unsuccessful Chimney exploration well were expensed.

Operating expenses for the three months ended May 31, 2013 and May 31, 2012 are set forth in the table below:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2012
Production expenses	$29,799	$41,693
Exploration and drilling	180,957	15,743
DD&A	147,870	58,966
G&A	303,482	352,194
Total operating expenses	$662,108	$468,596

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover costs.  These expenses generally relate directly to the number of wells that are in production.  For the three months ended May 31, 2013, these expenses decreased by $11,894 or 28.5% in comparison to the three months ended May 31, 2012.  This decrease in production expenses is primarily due to certain reimbursements we receive on dehydration expenses and property taxes in relation to the same three months ended May 31, 2012. Production expenses represented 4.5% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $165,214 for the three months ended May 31, 2013 in comparison to the three months ended May 31, 2012.  Drilling expenses increased $165,590 due to dry hole expense from the Chimney #1-1 well.  Exploration and drilling expenses represented 27.3% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2013, DD&A expenses increased $88,904 or 150.8% in comparison to the three months ended May 31, 2012 primarily due to impairment of $84,929 of unproved oil and gas properties related to the unsuccessful drilling of an exploratory well at our Chimney prospect.  DD&A expenses represented 22.3% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended May 31, 2013, these expenses decreased $48,712 or 13.8% to $303,482 in comparison to $352,194 for the three months ended May 31, 2012.  Accounting and legal expenses decreased $40,059 in aggregate for the three months ended May 31, 2012. The decrease in accounting and legal expenses was due to timing differences on services and financing projects.  Management and employee salaries, director fees and stock compensation were relatively unchanged for the three months ended May 31, 2013 in comparison to the three months ended May 31, 2012.  For the three months ended May 31, 2013, we received, as Operator, administrative overhead reimbursement of $15,741 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 45.8% of total operating expenses for the three months ended May 31, 2013.

Interest income for the three months ended May 31, 2013 decreased $52 or 50.3% in comparison to the three months ended May 31, 2012 due to lower average cash balances.

Interest expense for the three months ended May 31, 2013 increased $123,027 in comparison to the three months ended May 31, 2012.  The increase in interest expense was primarily due to interest expense associated with the financing we received during the third quarter of the 2012-2013 fiscal year.  This financing transaction is further discussed in the MD&A section of this 10-Q report under the caption Long-Term Borrowings.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Production expenses and revenues will fluctuate according to the number and percentage ownership of producing wells as well as the amount of revenues we receive based on the price of oil.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling program in California.

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserves base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Kern County, California and the availability of capital resource financing.  We plan to spend approximately $700,000 in the current fiscal year in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at May 31, 2013 in comparison with February 28, 2013 are set forth in the table below:

			Increase	Percentage
	May 31, 2013	February 28, 2013	(Decrease)	Change
Cash	$121,468	$79,996	$41,472	51.8%
Current Assets	$936,056	$376,996	$559,060	148.3%
Total Assets	$3,681,162	$2,619,853	$1,061,309	40.5%
Current Liabilities	$5,577,423	$4,152,656	$1,424,767	34.3%
Total Liabilities	$7,681,501	$5,981,245	$1,700,256	28.4%
Working Capital	$(4,641,367)	$(3,775,660)	$(865,707)	22.9%

Our working capital deficit increased $865,707 or 22.9% to $4,641,367 at May 31, 2013 in comparison to $3,775,660 at February 28, 2013.  This increase in the working capital deficit was primarily due to expenses incurred during May and June 2013 in our recently completed eight well drilling program.  While we have ongoing positive cash flow from our operations in California we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in our cash flow from our East Slope operations in Kern County, California during the current fiscal year.

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

The Company’s financial statements for the three months ended May 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of three months ended May 31, 2013 have an accumulated deficit of $26,719,891 and a working capital deficit of $4,641,367 which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months May 31, 2013	Three Months May 31, 2012	Increase (Decrease)	Percentage Change
Net cash provided by operating activities	$36,423	$51,058	(14,635)	(28.7%)
Net cash (used in) investing activities	$(579,573)	$(114,205)	465,368	407.5%
Net cash provided by financing activities	$584,622	$-0-	584,622	N/A

Cash Flow Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-energy property asset account balances.  For the three months ended May 31, 2013, we had a positive cash flow from operating activities of $36,423, in comparison to a positive cash flow of $51,058 for the three months ended May 31, 2012.  This decrease of $14,635, was due to activities directly related to our eight well drilling program in Kern County, California during May and June 2013 and an increase in interest expense as a component of our net loss in comparison to the three months ended May 31, 2012.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances.  Cash used in investing activities for the three months ended May 31, 2013 was $579,573; an increase of $465,368 from the $114,205 used in investing activities for the three months ended May 31, 2012.  This increase was due to eight well drilling program that was undertaken during May and June 2013.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  For the three months ended May 31, 2013 we received advances on the long-term loan commitment discussed above of $600,000 in aggregate.  For the three months ended May 31, 2012, we had no net financing activities.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities during the three months ended May 31, 2013.

Short-Term Borrowings

Related Party

During the years ended February 29, 2012 and February 28, 2013, the Company’s President and Chief Executive Officer has loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and, a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At May 31, 2013, the Line of Credit had an outstanding balance of $885,293.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $7,835 for the three months ended May 31, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the three months ended May 31, 2013 amounted to $6,262.  Unamortized debt discount amounted to $50,886 as of May 31, 2013.

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”) which provides for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan bears annual interest of 18% and a monthly commitment fee of 0.5% on the outstanding balance.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the three months ended May 31, 2013 amounted to $31,885.  Unamortized debt discount amounted to $443,131 as of May 31, 2013.

During the three months ended May 31, 2013 the Company received multiple advances of $600,000 in aggregate that were used to participate in the Company’s recently completed eight well drilling program at its East Slopes Project in Kern County, California.  The Company has recognized $360,349 in deferred financing costs associated with this loan.  The deferred financing costs are being amortized over the term of the loan.  Accretion expense for the three months ended May 31, 2013 amounted to $20,362. Unamortized deferred financing costs amounted to $311,775 as of May 31, 2013.

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties.

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

At May 31, 2013, a total of 2,992,340 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,615,255 of the shares had fully vested.  A total of 1,007,660 Common Stock shares remained available at May 31, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-0-	-0-
7/16/2009	25,000	3 Years	25,000	-0-	-0-
7/16/2009	625,000	4 Years	464,920	3,830	156,250
7/22/2010	25,000	3 Years	16,665	-0-	8,335
7/22/2010	425,000	4 Years	208,670	3,830	212,500
	3,000,000		2,615,255(1)	7,660	377,085

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

For the three months ended May 31, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $6,722.  Unamortized compensation expense amounted to $8,219 as of May 31, 2013.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 18 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue. The Company’s average working interest in these wells is 36.7% and the average net revenue interest is 28.2% for these same wells.  During May and June 2013, the Company has successfully drilled seven additional development wells at its Sunday, Bear, Black and Ball locations.

We anticipate our liquidity and cash flow will continue to increase as we participate in the drilling of more wells in California.  The Company plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.  New opportunities may be considered depending upon the ability to finance such activities.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Off-Balance Sheet Arrangements

As of May 31, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2013, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2013, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2013, the Company issued 24,000 shares of Common Stock to an accredited investor pursuant to the terms of a Daybreak private placement offering held in July 2006, during which the accredited investor received shares of Daybreak Series A Convertible Preferred Stock, the terms of which are disclosed in the Company’s Amended and Restated Articles of Incorporation.  Each share of Series A Convertible Preferred Stock can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Pursuant to the terms of the Series A Convertible Preferred Stock, the Common Stock was issued to the accredited investor upon the conversion of 8,000 shares of Series A Convertible Preferred Stock by the accredited investor, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of May 31, 2013, 33 accredited investors have converted 519,200 Series A Convertible Preferred shares into 1,557,600 shares of Daybreak Common Stock.  At May 31, 2013, there were 880,565 Series A Convertible Preferred shares outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  The table below shows the conversions of Series A Convertible Preferred that have occurred since the Series A Convertible Preferred was first issued in July 2006.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-0-	-0-	-0-
Year Ended February 28, 2013	18,000	54,000	2
Three Months Ended May 31, 2013	8,000	24,000	1
Totals	519,200	1,557,600	33

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

Date: July 12, 2013