Form 10-Q
period 2013-08-31
Daybreak Oil & Gas, Inc.
filed 2013-10-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

At October 10, 2013 the registrant had 55,010,411 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31,	As of February 28,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,372	$79,996
Accounts receivable:
Oil and gas sales	300,050	167,925
Joint interest participants	355,537	83,585
Loan commitment refund and other receivables, net	29,417	16,315
Prepaid expenses and other current assets	15,308	28,453
Total current assets	812,684	376,274
OIL AND GAS PROPERTIES, net, successful efforts method
Proved properties	1,874,151	1,126,783
Unproved properties	1,331,410	362,100
PREPAID DRILLING COSTS	234,013	722
PRODUCTION REVENUE RECEIVABLE	350,000	350,000
DEFERRED FINANCING COSTS, net	1,179,127	298,051
LONG-TERM NOTE RECEIVABLE	798,800	-
OTHER ASSETS	106,029	105,924
Total assets	$6,686,214	$2,619,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,635,585	$2,061,756
Accounts payable - related parties	934,995	794,203
Accrued interest	6,064	44,662
Notes payable - related party	250,100	250,100
Current portion – long-term debt, related party, net	550,193	115,477
Deferred interest	27,616	-
Line of credit	884,361	886,458
Total current liabilities	5,288,914	4,152,656
LONG TERM LIABILITIES:
Notes payable, net	319,456	312,072
Note payable - related party, net	231,209	225,779
Long-term debt - related party, net	3,162,026	1,235,564
Asset retirement obligation	78,639	55,174
Total liabilities	9,080,244	5,981,245
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 880,565 and 888,565 shares issued and outstanding, respectively	881	889
Common stock- 200,000,000 shares authorized; $0.001 par value, 54,980,411 and 48,837,939 shares issued and outstanding, respectively	54,980	48,838
Additional paid-in capital	24,542,778	22,663,103
Accumulated deficit	(26,992,669)	(26,074,221)
Total stockholders’ deficit	(2,394,030)	(3,361,391)
Total liabilities and stockholders' deficit	$6,686,214	$2,619,854

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2013	2012	2013	2012
REVENUE:
Oil and gas sales	$478,208	$249,149	$706,812	$512,122

OPERATING EXPENSES:
Production expenses	86,156	1,939	115,955	43,632
Exploration and drilling	53,737	20,807	234,694	36,550
Depreciation, depletion, amortization, and impairment	56,849	60,154	204,719	119,120
General and administrative	292,390	281,797	595,872	633,991
Total operating expenses	489,132	364,697	1,151,240	833,293
OPERATING LOSS	(10,924)	(115,548)	(444,428)	(321,171)

OTHER INCOME (EXPENSE):
Interest income	58	119	110	223
Interest expense	(261,912)	(141,993)	(474,130)	(231,184)
Total other income (expense)	(261,854)	(141,874)	(474,020)	(230,961)

NET LOSS	(272,778)	(257,422)	(918,448)	(552,132)

Cumulative convertible preferred stock dividend requirement	(40,466)	(40,983)	(80,779)	(82,113)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(313,244)	$(298,405)	$(999,227)	$(634,245)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	49,059,947	48,796,680	48,955,725	48,792,224

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

Six Months Ended
August 31, 2013	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(918,448)	$(552,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	8,659	13,693
Depreciation, depletion and impairment expense	204,719	119,120
Amortization of debt discount	77,381	10,672
Amortization of deferred financing costs	48,849	-
Interest income	(105)	(223)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(132,125)	33,558
Accounts receivable - joint interest participants	(271,952)	(22,194)
Accounts receivable - other	(13,102)	(9,285)
Prepaid expenses and other current assets	13,145	97,227
Accounts payable and other accrued liabilities	223,211	158,391
Accounts payable - related parties	140,792	163,945
Accrued interest	(38,598)	49,757
Net cash provided by (used in) operating activities	(657,574)	62,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(551,187)	(131,134)
Prepaid drilling costs	(233,291)	-
Long-term note receivable	(498,798)	-
Net cash used in investing activities	(1,283,276)	(131,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, related party	2,127,616	-
Payment long-term debt, related party	(103,390)	-
Payment of deferred financing fees	(33,000)	-
Payments on line of credit	(18,000)	-
Net cash provided by financing activities	1,973,226	-

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	32,376	(68,605)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,996	73,392
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,372	$4,787

CASH PAID FOR:
Interest	$367,931	$509,010
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$273,654	$49,365
Common stock and warrants issued for oil and gas properties	$1,073,091	$-
Common stock and warrants issued for deferred financing costs	$804,816	$-
Increase in note receivable for deferred interest	$27,616	$-
Increase in long-term note receivable with corresponding increase in long-term debt	$272,386	$-
ARO asset and liability increase	$20,200	$-
Unpaid deferred financing fees	$92,109	$-
Conversion of preferred stock to common stock	$24	$24
Repurchase of stock through payment of payroll taxes	$757	$173

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of August 31, 2013 has an accumulated deficit of $26,992,669 and a working capital deficit of $4,476,230 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 18 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.7% and the average net revenue interest is 28.0% for these same wells.  In late Spring 2013, the Company successfully drilled seven additional development wells at its Sunday, Bear, Black and Ball locations.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 6,100 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”).  The initial drilling plan is for six wells to be drilled and completed before the end of 2013.  The first well was drilled on September 4, 2013 and has been completed.  Production will begin as soon as production facilities are in place.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its oil properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However; the Company cannot offer any assurance that the Company will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of August 31, 2013 do not include any adjustments that might result from the Company’s inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2013 and February 28, 2013 as all joint interest owners have a history of paying their obligations in a timely manner.

At the Company’s East Slopes Project, there is only one buyer available for the purchase of oil production.  At August 31, 2013, this one customer represented 100% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract; then the Company may incur difficulties in selling its oil and gas production.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  Accounts receivable – Loan commitment refund and other receivables balances at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
Loan commitment and other receivables	$268,417	$255,315
Allowance for doubtful accounts	(239,000)	(239,000)
	$29,417	$16,315

NOTE 5 — PREPAID DRILLING COSTS:

During the six months ended August 31, 2013 the Company was engaged in an eight well drilling program at its East Slopes Project in Kern County, California.  The Company had prepayments to certain of its vendors in the eight well drilling program of $32,813 at August 31, 2013 and $722 at February 28, 2013.

On August 28, 2013, the Company acquired a 25% working interest in a shallow oil play in an existing gas field project in Lawrence County, Kentucky.  At August 31, 2013, the Company had prepayments to the operator of this project of $201,200 for drilling costs.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas property balances at August 31, 2013 and February 28, 2013 are set forth in the table below.

	August 31, 2013	February 28, 2013
Proved leasehold costs	$2,236	$2,236
Unproved oil and gas properties	1,331,410	362,100
Costs of wells and development	452,207	357,507
Capitalized exploratory well costs	2,919,593	2,170,600
Capitalized asset retirement costs	58,551	38,352
Total cost of oil and gas properties	4,763,997	2,930,795
Accumulated depletion, depreciation, amortization and impairment	(1,558,436)	(1,441,912)
Net Oil and Gas Properties	$3,205,561	$1,488,883

On August 28, 2013, the Company acquired a 25% working interest in a shallow oil play in an existing gas field project in Lawrence County, Kentucky.  As of August 31, 2013, unproved oil and gas properties include the fair value of common shares and warrants issued to Maximilian Investors LLC, a related party, amounting to $1.07 million. Refer to the discussion in Note 12 –Short-Term and Long-Term Borrowings for further information on the issuance of shares and warrants.

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

NOTE 8 — DEFERRED FINANCING COSTS:

Deferred financing costs at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
Deferred financing costs – fees and expenses	$352,266	$227,157
Deferred financing costs – fair value of common shares and warrants	902,900	98,084
	1,255,166	325,241
Accumulated amortization	(76,039)	(27,190)
	$1,179,127	$298,051

Amortization expense of deferred financing costs for the six months ended August 31, 2013 was $48,849.  Deferred financing costs as of August 31, 2013 of $902,900 include the fair value of common shares and warrants issued to Maximilian Investors LLC amounting to $804,816.  Refer to the discussion in Note 12 – Short-Term and Long-Term Borrowings for further information on the deferred financing costs.

NOTE 9 — LONG-TERM NOTE RECEIVABLE:

On August 28, 2013, the Company amended its credit facility with Maximilian Investors LLC as a part of a financing transaction in which the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field in Lawrence County, Kentucky.  (See Note 12 – Short-Term and Long-Term Borrowings).

The Company’s loan agreement with App, dated August 28, 2013, provides for a revolving credit facility of up to $40 million, maturing on August 28, 2017, with a minimum commitment of $2.65 million (the “Initial Advance”).  All funds advanced to App, as borrower, by Daybreak, as lender, are to be borrowed by Daybreak under its amended loan agreement with Maximilian.  The Initial Advance bears interest of 16.8% per annum, and subsequent loans under the loan agreement bear interest at a rate of 12% per annum.  The App loan agreement also provides for a monthly commitment fee of 0.6% on the outstanding principal balance of the loans.  The obligations under the App loan agreement are secured by a perfected first priority security interest in substantially all of the assets of App, including the Company’s leases in Lawrence County, Kentucky, an indemnity provided by App’s manager, John A. Piedmonte, Jr. and a guarantee by certain affiliates of App.

The App loan agreement contains customary covenants for loan of such type, including, among other things, covenants that restrict App’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The App loan agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of App’s obligations under the App loan agreement could be accelerated by the Company, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

The proceeds of the initial borrowing by App of $2.65 million under the App revolving credit facility were primarily used to (a) pay loan fees and closing costs, (b) repay App’s indebtedness and (c) finance the drilling of three wells by App in the Kentucky Acreage.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.

In connection with the App loan agreement, App also granted to the Company a 25% working interest in the Kentucky Acreage, as described above.  The fair value of the 25% working interest was determined to be $1,073,091 and was recorded as unproved oil and gas properties. Refer to Note 12 for further discussion on the related fair value.

At August 31, 2013, the Company had advanced $798,800 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian Investors LLC and $27,616 of interest withheld by Daybreak which is reported as deferred interest in the balance sheets.

NOTE 10 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company, at that time, assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $268,313 remains unpaid and is included in the August 31, 2013 accounts payable balance.

NOTE 11 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2013 and February 28, 2013 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest to the Company’s President and CEO on the 12% Subordinated Notes further described in Note 12 – Short-Term and Long-Term Borrowings below.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 12 — SHORT-TERM AND LONG-TERM BORROWINGS:

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2013, the Line of Credit had an outstanding balance of $884,361.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,903 for the six months ended August 31, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Short-Term Note Payable – Related Party

The balance as of August 31, 2013 of $250,100 represents non-interest bearing notes issued by the Company to its President and Chief Executive Officer.  Repayment of the notes will be made upon a mutually agreeable date in the future.

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

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the six months ended August 31, 2013 amounted to $12,813.  Unamortized debt discount amounted to $44,335 as of August 31, 2013.

Notes Payable balances at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
12% Subordinated Notes	$345,000	$345,000
12% Subordinated Note Discount	(25,544)	(32,928)
	$319,456	$312,072

Notes Payable – Related Party balances at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
12% Subordinated Notes	$250,000	$250,000
12% Subordinated Note Discount	(18,791)	(24,221)
	$231,209	$225,779

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”, or “Lender”), a related party, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the six months ended August 31, 2013 amounted to $64,028.  Unamortized debt discount amounted to $410,448 as of August 31, 2013.

The Company also issued in 2012, 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the revolving credit facility.

Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App, the Company amended its loan agreement with Maximilian on August 28, 2013. The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The amended loan agreement, also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 9 – Long-term Note Receivable).

The amended loan agreement contains customary covenants for loans of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The amended loan agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of the Company’s obligations under the amended loan agreement could be accelerated by the Lender, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016.  The Company also granted to the Lender a 50% net profits interest, after the Company recovers its investment, in the Company’s 25% working interest in the Kentucky Acreage.

The fair value of the 6.1 million shares was determined to be $979,608 based on the Company’s stock price on the grant date of $0.16.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $898,299 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.   The Company determined that the common shares and warrants were issued in connection with the increase in the Company’s borrowing limit and App’s $40 million revolving credit facility for which the Company was granted a 25% working interest.  Consequently, the fair value of the common shares and warrants totaling to $1,877,907 was allocated to deferred financing costs ($804,816) and unproved oil and gas properties ($1,073,091) based on the amount of the increase in the revolving credit facility that is attributable to Daybreak and App.

The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and deferred financing costs as of the date of amendment of approximately $354,164 and the new deferred financing costs, as mentioned above, were amortized over the term of the amended loan agreement.

During the six months ended August 31, 2013 the Company received multiple advances totaling $2,400,000 in aggregate that were used to participate in the Company’s recently completed eight well drilling program at its East Slopes Project in Kern County, California and the drilling at its interest in the Kentucky Acreage and in the extension of the long-term note receivable to App.  The Company has recognized $125,109 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
Maximilian Note	$686,851	$246,486
Maximilian Note Discount	(136,658)	(131,009)
	$550,193	$115,477

Non-current debt balances at August 31, 2013 and February 28, 2013 are set forth in the table below:

	August 31, 2013	February 28, 2013
Maximilian Note	$3,435,816	$1,579,571
Maximilian Note Discount	(273,790)	(344,007)
	$3,162,026	$1,235,564

NOTE 13 — STOCKHOLDERS’ DEFICIT:

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

At August 31, 2013, there were 880,565 shares of Series A Preferred issued and outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  During the six months ended August 31, 2013, there was one shareholder that converted 8,000 Series A Preferred shares to 24,000 shares of Common Stock.  At August 31, 2013, there have been 33 accredited investors who have converted 519,200 Series A Preferred shares into 1,557,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Six Months Ended August 31, 2013	8,000	24,000	1
	519,200	1,557,600	33

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of August 31, 2013, the accumulated and unpaid dividends amounted to $1,386,942.  Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of August 31, 2013.

Dividends earned since issuance of the Series A Preferred for each fiscal year and the six months ended August 31, 2013 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Six Months Ended August 31, 2013	67	80,779
		$1,377,399

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 54,980,411 shares were issued and outstanding as of August 31, 2013.  For the six months ended August 31, 2013 there were 6,146,552 shares issued, of which 24,000 were through conversion of Series A Preferred stock and 6,122,552 were issued in connection with the Maximilian loan as described in Note 12 – Short-Term and Long-Term Borrowings.

NOTE 14 — WARRANTS:

Warrants outstanding and exercisable as of August 31, 2013 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.25	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	1.75	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	4.25	2,435,517
Warrants issued for Kentucky oil project	6,122,552	$0.10	3.00	6,122,552
	9,898,069			9,898,069

There were no warrants exercised during the six months ended August 31, 2013.  During the six months ended August 31, 2013, there were 1,624,012 warrants that expired.  These warrants had been issued to placement agents in conjunction with the Spring 2006 and July 2006 placements of the Company’s Common Stock.  There were 6,122,552 warrants issued during the six months ended August 31, 2013 in connection with the Maximilian loan as described in Note 12 — Short-Term and Long Term Borrowings.  The remaining outstanding warrants as of August 31, 2013, have a weighted average exercise price of $0.09, a weighted average remaining life of 3.01 years, and an intrinsic value of $983,357.

NOTE 15 — RESTRICTED STOCK AND RESTRICTED STOCK UNIT PLAN:

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

At August 31, 2013, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 Common Stock shares remained available at August 31, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-	-
7/16/2009	25,000	3 Years	25,000		-	-
7/16/2009	625,000	4 Years	619,130		5,870	-
7/22/2010	25,000	3 Years	25,000		-	-
7/22/2010	425,000	4 Years	312,880		5,870	106,250
	3,000,000		2,882,010	(1)	11,740(2)	106,250

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

For the six months ended August 31, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $8,659.  Unamortized compensation expense amounted to $6,282 as of August 31, 2013.  For the six months ended August 31, 2013, there were 4,080 shares of the Company’s Common Stock relating to the 2009 Plan returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of shares.

NOTE 16 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2013	February 28, 2013
Computed at U.S. and state statutory rates (40%)	$(367,380)	$(893,890)
Permanent differences	7,312	14,631
Changes in valuation allowance	360,068	879,259
	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2013	February 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$7,857,658	$7,230,280
Oil and gas properties	(459,930)	(189,156)
Stock based compensation	86,208	82,744
Less valuation allowance	(7,483,936)	(7,123,868)
	$-0-	$-0-

At August 31, 2013, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $19,644,145 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $360,068 for the six months ended August 31, 2013 and increased by $879,259 for the year ended February 28, 2013. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause estimates to vary significantly.

NOTE 17 — COMMITMENTS AND CONTINGENCIES:

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

The Company is not aware of any environmental claims existing as of August 31, 2013.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 18 — SUBSEQUENT EVENTS:

As of October 11, 2013, the Company had received additional advances from its revolving credit facility with Maximilian of $2,784,200 in aggregate, of which $1,845,200 was in turn advanced to App.

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three and six month periods ended August 31, 2013 and August 31, 2012 and of our financial condition at August 31, 2013, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended February 28, 2013.

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We are currently in the process of developing a multi-well oilfield project in Kern County, California and a shallow oil project in an existing gas field in Lawrence County, Kentucky.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Since January 2009, we have participated in the drilling of 22 wells in this project.  During the six months ended August 31, 2013 we had production from 18 wells including production from seven wells that were drilled and put on production in late May and early June 2013.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.

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

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API gravity.  All of the oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  We have started an upgrade program to this facility to handle the additional oil production from the new wells completed in May and June 2013, as well as for the future wells to be drilled during the Fall of 2013 and calendar year 2014.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the future.  Production from the Ball #1-11 well is being processed at the Dyer Creek production facility.  In June 2013, we drilled a development well; the Ball 2-11 on this property.  We have a 37.5% working interest in both the Ball #1-11 and Ball #2-11 wells.  Our NRI in both wells is 31.2%.  We anticipate drilling at least one more development well on this property during calendar year 2013.

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

Centralized Oil Processing and Storage Facilities

By utilizing the Sunday and Dyer Creek centralized production facilities our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $16 per barrel of oil for the six months ended August 31, 2013.  With these centralized facilities and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Eight Well Drilling Program - Spring 2013

In May and June 2013, we participated in the drilling of seven development wells and one exploratory well in the East Slopes Project in Kern County, California.  We successfully drilled and have completed seven development wells on the Sunday, Bear, Black and Ball locations.  An exploratory well at the Breckenridge/Chimney location was not successful.

We are currently planning a Fall 2013 drilling program to include at least four more development wells at the Bear and Ball locations.

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

Glide-Kendall Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We plan to drill an exploratory well during 2014.  We estimate that the Glide Kendall prospect is 200 acres in size with a gross recoverable reserve potential of 1.8 million barrels of oil.  We have a 37.5% working interest in this prospect.

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

Lawrence County, Kentucky (Twin Bottoms Project)

Effective August 28, 2013, we acquired a 25% working interest in approximately 6,100 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky from App Energy, LLC, a Kentucky limited liability company.  The initial drilling program will be six horizontal wells drilled to a vertical depth of approximately 2,000’ with horizontal legs between 2,500’ and 3,500’.  We have a NRI of 21.9% in all wells in this project.

The first well in the drilling program was spud on September 4, 2013 and hydraulic fracturing operations were completed on September 26, 2013.  Production will begin once production facilities are in place.  The vertical top hole of the second well was spud on October 3, 2013.  Horizontal drilling commenced October 8, 2013, and the well reached total depth on October 10, 2013.  The well was successful and will be completed in the near future.  The drilling rig will be moved to a third well and will commence drilling the horizontal leg the week of October 14, 2013.  Current plans call to drill and complete the initial six wells of the drilling program before the end of calendar year 2013.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California and Lawrence County, Kentucky.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties in California.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

Results of Operations – Three Months Ended August 31, 2013 compared to the Three Months Ended August 31, 2012

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

Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price.  However, from March of 2011 through May 31, 2013 we received a premium for our California oil in comparison to the WTI price.  For the three months ended August 31, 2013, the average monthly WTI price was $102.34 and the average monthly sale price we received was $98.66, resulting in a discount of $3.68 per barrel or 3.6% lower than the average monthly WTI price.  This compares to the three months ended August 31, 2012 when the average monthly WTI price was $88.11 and the average monthly sale price was $93.10, resulting in a premium that was $4.99 per barrel or 5.7% higher than the average monthly WTI pricing.  We are unable to forecast if we will again receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.

The East Slopes Project represented 100% of total revenue for the three months ended August 31, 2013 and August 31, 2012, as set forth in the table below:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
California - East Slopes Project	$478,208	$249,149
	$478,208	$249,149

Revenues for the three months ended August 31, 2013 increased $229,059 or 91.9% to $478,208 in comparison to revenue of $249,149 for the three months ended August 31, 2012.  The average monthly sale price of a barrel of oil for the three months ended August 31, 2013 was $98.61 in comparison to $93.10 for the three months ended August 31, 2012.  The increase of $5.51 or 5.9% in the average monthly sale price of a barrel of oil accounted for $14,567 or 6.4% of the revenue increase for the three months ended August 31, 2013.

Production for the three months ended August 31, 2013 was from 18 wells resulting in 1,594 well days of production in comparison to 906 well days for the three months ended August 31, 2012.  We had 582 well days of production from the seven new development wells that were drilled in late May and early June 2013.  Our net sales volume for the three months ended August 31, 2013 was 4,841 barrels of oil in comparison to 2,669 barrels for the three months ended August 31, 2012.  This increase in oil sales of 2,171 barrels or 81.3% was due to the seven new development wells.  Sales volume from the 11 wells that were producing in the comparative period was 2,440 barrels a decrease of 230 barrels from the three months ended August 31, 2013.  The decrease was due to the natural production decline in our oil wells.  The increase in sales volume in aggregate accounted for $214,492 or 93.6% of the revenue increase for the three months ended August 31, 2013.

Operating Expenses.  Total operating expenses for the three months ended August 31, 2013 increased by $124,435 or 34.1% to $489,132, compared to $364,697 for the three months ended August 31, 2012.

Operating expenses for the three months ended August 31, 2013 and August 31, 2012 are set forth in the table below:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Production expenses	$86,156	$1,939
Exploration and drilling	53,737	20,807
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	56,849	60,154
General and Administrative (“G&A”)	292,390	281,797
	$489,132	$364,697

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover costs.  These expenses generally relate directly to the number of wells that are in production.  For the three months ended August 31, 2013, these expenses increased by $84,217 in comparison to the three months ended August 31, 2012.  This increase in production expenses is primarily due to the addition of seven new development wells and the replacement of a downhole pump in one of our existing wells. Additionally, in the comparative period we received certain production credits of $38,537 that were reflected in lower overall production expenses during the comparative period.  Production expenses represented 17.6% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $32,930 for the three months ended August 31, 2013 in comparison to the three months ended August 31, 2012.  Drilling expenses increased $42,172 due to dry hole expense from the Chimney #1-1 well in June 2013.  Exploration and drilling expenses represented 11.0% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended August 31, 2013, DD&A expenses decreased $3,305 or 5.5% in comparison to the three months ended August 31, 2012.  DD&A expenses represented 11.6% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended August 31, 2013, these expenses increased $10,593 or 3.8% to $292,390 in comparison to $281,797 for the three months ended August 31, 2012.  Accounting and legal expenses decreased $6,589 in aggregate for the three months ended August 31, 2012. Management and employee salaries, director fees and stock compensation were relatively unchanged for the three months ended August 31, 2013 in comparison to the three months ended August 31, 2012.  Advertising, marketing and press release expense increased by $16,164 for the three months ended August 31, 2013, primarily due to public announcements relating to the seven new development wells being brought into production.  For the three months ended August 31, 2013, we received, as Operator, administrative overhead reimbursement of $21,376 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 59.8% of total operating expenses for the three months ended August 31, 2013.

Interest income for the three months ended August 31, 2013 decreased $61 or 51.3% in comparison to the three months ended August 31, 2012 due to lower average cash balances.

Interest expense for the three months ended August 31, 2013 increased $119,919 in comparison to the three months ended August 31, 2012.  The increase in interest expense was primarily due to higher balances on our credit facility due to advances made to fund the eight well drilling program in May and June 2013.  This financing transaction is further discussed in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Loan.”

Results of Operations – Six Months Ended August 31, 2013 compared to the Six Months Ended August 31, 2012

Revenues.  For the six months ended August 31, 2013, the average monthly WTI price was $97.75 and the average monthly sale price we received was $97.79, or approximately the same as the average monthly WTI price.  This compares to the six months ended August 31, 2012 when the average monthly WTI price was $94.75 and the average monthly sale price we received was $100.44, resulting in a premium of $5.69 per barrel or 6.0% higher than the average monthly WTI pricing.  We are unable to forecast if we will again receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.

The East Slopes Project represented 100% of total revenue for the six months ended August 31, 2013 and August 31, 2012, as set forth in the table below:

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
California - East Slopes Project	$706,812	$512,122
Total Revenues	$706,812	$512,122

Revenues for the six months ended August 31, 2013 increased $194,690 or 38.0% to $706,812 in comparison to revenue of $512,122 for the six months ended August 31, 2012.  The average monthly sale price of a barrel of oil for the six months ended August 31, 2013 was $97.79 in comparison to $100.44 for the six months ended August 31, 2012.  The decrease of $2.65 per barrel or 2.6% in the average monthly sale price of a barrel of oil was offset by the increase in oil sales volume.

Production for the six months ended August 31, 2013 was from 18 wells resulting in 2,626 well days of production in comparison to 1,907 well days for the six months ended August 31, 2012.  We had 612 well days of production from the seven new development wells that were drilled in late May and early June 2013.  Our net sales volume for the six months ended August 31, 2013 was 7,200 barrels of oil in comparison to 5,107 barrels for the six months ended August 31, 2012.  This increase in oil sales of 2,093 barrels or 41.0% was due to the seven new development wells.  Sales volume from the 11 wells that were producing in the comparative period was 4,725 barrels a decrease of 381 barrels from the six months ended August 31, 2013.  The decrease was due to the natural production decline in our oil wells. The increase sales volume in aggregate accounted for 1006% of the revenue increase for the six months ended August 31, 2013.

Operating Expenses.  Total operating expenses for the six months ended August 31, 2013 increased by $317,947 or 38.2% to $1,151,240, compared to $833,293 for the six months ended August 31, 2012.

Operating expenses for the six months ended August 31, 2013 and August 31, 2012 are set forth in the table below:

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
Production expenses	$115,955	$43,632
Exploration and drilling	234,694	36,550
DD&A	204,719	119,120
G&A	595,872	633,991
Total operating expenses	$1,151,240	$833,293

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover costs.  These expenses generally relate directly to the number of wells that are in production.  For the six months ended August 31, 2013, these expenses increased by $72,323 in comparison to the six months ended August 31, 2012.  This increase in production expenses is primarily due to the addition of seven new development wells and the replacement of a downhole pump in one of our existing wells. Additionally, in the comparative period we received certain production credits of $38,537 that were reflected in lower overall production expenses during the comparative period.  Production expenses represented 10.1% of total operating expenses.

Exploration and drilling expenses include G&G expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $198,144 for the six months ended August 31, 2013 in comparison to the six months ended August 31, 2012.  Drilling expenses increased to $211,762 due to dry hole expense from the Chimney #1-1 well in June 2013.  Exploration and drilling expenses represented 20.4% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the six months ended August 31, 2013, DD&A expenses increased $85,599 in comparison to the six months ended August 31, 2012 due to the $84,929 impairment of the Chimney leasehold.  DD&A expenses represented 17.8% of total operating expenses.

G&A expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the six months ended August 31, 2013, these expenses decreased $38,119 or 6.0% to $595,872 in comparison to $633,991 for the six months ended August 31, 2012.  Accounting and legal expenses decreased $53,671 in aggregate for the six months ended August 31, 2012 due to timing differences for the six months ended August 31, 2012.  Management and employee salaries, director fees and stock compensation were relatively unchanged for the six months ended August 31, 2013 in comparison to the six months ended August 31, 2012.  Advertising, marketing and press release expense increased by $24,448 for the six months ended August 31, 2013, primarily due to the seven new development wells being brought into production.  For the six months ended August 31, 2013, we received, as Operator, administrative overhead reimbursement of $53,157 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 51.8% of total operating expenses for the six months ended August 31, 2013.

Interest income for the six months ended August 31, 2013 decreased $113 or 50.7% in comparison to the six months ended August 31, 2012 due to lower average cash balances.

Interest expense for the six months ended August 31, 2013 increased $242,946 in comparison to the six months ended August 31, 2012.  The increase in interest expense was primarily due to advances made through our existing credit facility to fund the eight well drilling program in May and June 2013.  This financing transaction is further discussed in the MD&A section of this 10-Q report under the caption Long-Term Borrowings – Maximilian Loan.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Production expenses and revenues will fluctuate according to the number and percentage ownership of producing wells as well as the amount of revenues we receive based on the price of oil.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling programs in California and Kentucky.

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserves base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Kern County, California and Lawrence County, Kentucky and the availability of capital resource financing.  We plan to spend approximately $700,000 in the current fiscal year in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at August 31, 2013 in comparison with February 28, 2013 are set forth in the table below:

			Increase	Percentage
	August 31, 2013	February 28, 2013	(Decrease)	Change
Cash	$112,372	$79,996	$32,376	40.5%
Current Assets	$812,684	$376,274	$436,410	116.0%
Total Assets	$6,686,214	$2,619,854	$4,066,360	155.2%
Current Liabilities	$5,288,914	$4,152,656	$1,136,258	27.4%
Total Liabilities	$9,080,244	$5,981,245	$3,098,999	51.8%
Working Capital	$(4,476,230)	$(3,776,382)	$699,848	18.5%

Our working capital deficit increased $699,848 or 18.5% to $4,476,230 at August 31, 2013 in comparison to $3,776,382 at February 28, 2013.  This increase in the working capital deficit was primarily due to expenses incurred during May and June 2013 in our recently completed eight well drilling program.  While we have ongoing positive cash flow from our operations in California we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in our cash flow from our operations in Kern County, California and Lawrence County, Kentucky during the current fiscal year.

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

The Company’s financial statements for the six months ended August 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of six months ended August 31, 2013 have an accumulated deficit of $26,992,669 and a working capital deficit of $4,476,230 which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we continue to seek additional financing for our planned exploration and development activities in both California and Kentucky.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months August 31, 2013	Six Months August 31, 2012	Increase (Decrease)	Percentage Change
Net cash (used in) provided by operating activities	$(657,574)	$62,529	(720,103)	(1,151.6%)
Net cash (used in) investing activities	$(1,283,276)	$(131,134)	1,152,142	878.63%
Net cash provided by financing activities	$1,973,226	$-0-	1,973,226	N/A

Cash Flow (Used In) Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of receivables, payables or other non-energy property asset account balances.  For the six months ended August 31, 2013, we had a cash flow deficit from operating activities of $657,574 in comparison to a positive cash flow of $62,529 for the six months ended August 31, 2012.  This decrease of $720,103, was due to changes in our receivables and payables balances related to our drilling activities in Kern County, California for the six months ended August 31, 2013 in comparison to the six months ended August 31, 2012.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan.  Cash used in investing activities for the six months ended August 31, 2013 was $1,283,276, an increase of $1,152,142 from the $131,134 used in investing activities for the six months ended August 31, 2012.  This increase was due to eight well drilling program that was undertaken during May and June 2013 and advances made for drilling in Kentucky on a shallow oil project as well as $498,798 in advances to App Energy.  Refer to Note 9 – Long-Term Note Receivable for further discussion of the App Energy loan.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  For the six months ended August 31, 2013 we received advances on our loan commitment for drilling activities in California and Kentucky of approximately $2.1 million in aggregate offset by payments on our credit line, note payable and deferred financing fees.  For the six months ended August 31, 2012, we had no net financing activities.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities during the six months ended August 31, 2013.

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

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2013, the Line of Credit had an outstanding balance of $884,361.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,903 for the six months ended August 31, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the six months ended August 31, 2013 amounted to $12,813.  Unamortized debt discount amounted to $44,335 as of August 31, 2013.

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”, or “Lender”) which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the six months ended August 31, 2013 amounted to $64,568.  Unamortized debt discount amounted to $410,448 as of August 31, 2013.

The Company also issued in 2012, 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.

During the six months ended August 31, 2013 the Company received multiple advances totaling $2,400,000 in aggregate that were used to participate in the Company’s recently completed eight well drilling program at its East Slopes Project in Kern County, California and the drilling at its interest in the Kentucky Acreage and in the extension of the long-term note receivable to App.  The Company has recognized $125,109 in deferred financing costs associated with these advances which are being amortized over the term of the revolving credit facility.

Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App, the Company amended its loan agreement with Maximilian on August 28, 2013. The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.   The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the assets of the Company, including the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 9 – Long-term Note Receivable).

The amended loan agreement contains customary covenants for loan of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The amended loan agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of the Company’s obligations under the amended loan agreement could be accelerated by the Lender, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016.  The Company also granted to the Lender a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in the Kentucky Acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

The fair value of the 6.1 million shares was determined to be $979,608 based on the Company’s stock price on the grant date of $0.16.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $898,299 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.   The Company determined that the common shares and warrants were issued in connection with the increase in Company’s borrowing limit and App’s $40 million revolving credit facility for which the Company was granted a 25% working interest.  Consequently, the fair value of the common shares and warrants totaling to $1,877,907 was allocated to deferred financing costs ($804,816) and unproved oil and gas properties ($1,073,091) based on the amount of the increase in the revolving credit facility that is attributable to Daybreak and App.

The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and deferred financing costs as of the date of amendment of approximately $400,349 and the new deferred financing costs, as mentioned above, were amortized over the term of the amended loan agreement.

App Loan Agreement

The App Loan Agreement provides for a revolving credit facility of up to $40 million, maturing on August 28, 2017, with a minimum commitment of $2.65 million (the “Initial Advance”).  All funds advanced to App, as borrower, by Daybreak, as lender, are to be borrowed by Daybreak under its Amended Loan Agreement with the Lender.  The Initial Advance bears interest at a rate per annum equal to 16.8%, and subsequent loans under the Loan Agreement bear interest at a rate per annum equal to 12%.  The App Loan Agreement also provides for a monthly commitment fee of 0.6% per month of the outstanding principal balance of the loans.  The obligations under the App Loan Agreement are secured by a perfected first priority security interest in substantially all of the assets of App, including the Company’s leases in Lawrence County, Kentucky.

The proceeds of the initial borrowing by App of $2.65 million under the App facility were primarily used to (a) pay loan fees and closing costs, (b) repay indebtedness and (c) finance the drilling of three wells by App in the Kentucky Acreage in which the Company has a 25% working interest.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.

The App Loan Agreement contains customary covenants for loan of such type, including, among other things, covenants that restrict App’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The App Loan Agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of App’s obligations under the App Loan Agreement could be accelerated by the Company, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

In connection with the App Loan Agreement, App also granted to the Company the 25% working interest approximately 6,100 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”), and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the assets of the Company, including our leases in Kern County, California and Lawrence County, Kentucky.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties in California.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

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

At August 31, 2013, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 Common Stock shares remained available at August 31, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-	-
7/16/2009	25,000	3 Years	25,000		-	-
7/16/2009	625,000	4 Years	619,130		5,870	-
7/22/2010	25,000	3 Years	25,000		-	-
7/22/2010	425,000	4 Years	312,880		5,870	106,250
	3,000,000		2,882,010	(1)	11,740(2)	106,250

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

For the six months ended August 31, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $8,659.  Unamortized compensation expense amounted to $6,282 as of August 31, 2013.  For the six months ended August 31, 2013, there were 4,080 shares of the Company’s Common Stock relating to the 2009 Plan returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of shares.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 18 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.7% and the average net revenue interest is 28.0% for these same wells.  In late Spring 2013, the Company has successfully drilled seven additional development wells at its Sunday, Bear, Black and Ball locations.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 6,100 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”).  The initial drilling plan is for six wells to be drilled and completed before the end of 2013.  The first well was drilled on September 4, 2013 and has been completed.  Production will begin as soon as production facilities are in place.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Off-Balance Sheet Arrangements

As of August 31, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2013, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the six months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Federal and state legislation and regulatory initiatives related to hydraulic fracturing could result in increased costs and operating restrictions or delays.

Our Kentucky drilling operations currently use the process of hydraulic fracturing.  Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. For example, the Environmental Protection Agency (“EPA”) has asserted federal regulatory authority over hydraulic fracturing involving fluids that contain diesel fuel under the Safe Drinking Water Act’s Underground Injection Control Program and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where the EPA is the permitting authority, including Kentucky. Such efforts could have an adverse effect on our oil and natural gas production activities.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.1(1)

Amended and Restated Loan and Security Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc., as borrower, and Maximilian Investors LLC, as lender.

10.2(1)

Loan and Security Agreement dated as of August 28, 2013, by and between App Energy, LLC, as borrower, and Daybreak Oil and Gas, Inc., as lender.

10.3(1)

Partial Assignment of Interest in Oil and Gas Leases dated as of August 28, 2013, made by App Energy, LLC to Daybreak Oil and Gas, Inc.

10.4(1)

Assignment of Net Profits Interest dated as of August 28, 2013, made by Daybreak Oil and Gas, Inc. to Maximilian Investors LLC.

10.5(1)

Warrant Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC.

31.1(2)

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)

XBRL Instance Document

101.SCH(3)

XBRL Taxonomy Schema

101.CAL(3)

XBRL Taxonomy Calculation Linkbase

101.DEF(3)

XBRL Taxonomy Definition Linkbase

101.LAB(3)

XBRL Taxonomy Label Linkbase

101.PRE(3)

XBRL Taxonomy Presentation Linkbase

(1)

Previously filed as exhibit to Form 8-K on September 3, 2013, and incorporated by reference herein.

(2)

Filed herewith.

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

Date: October 11, 2013