Form 10-Q
period 2013-11-30
Daybreak Oil & Gas, Inc.
filed 2014-01-14
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

At January 13, 2014 the registrant had 55,379,411 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30,	As of February 28,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194,690	$79,996
Accounts receivable:
Oil and gas sales	229,504	167,925
Joint interest participants	343,006	83,585
Production revenue receivable - current	120,000	-
Loan commitment refund and other receivables, net	29,677	16,315
Note receivable – current portion	1,196,122	-
Prepaid expenses and other current assets	28,486	28,453
Total current assets	2,141,485	376,274
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	2,597,460	1,126,783
Unproved properties	1,335,554	362,100
PREPAID DRILLING COSTS	176,628	722
PRODUCTION REVENUE RECEIVABLE, NON-CURRENT	185,000	350,000
DEFERRED FINANCING COSTS, NET	1,309,835	298,051
NOTE RECEIVABLE, NON-CURRENT	1,653,878	-
OTHER ASSETS	106,082	105,924
Total assets	$9,505,922	$2,619,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,193,148	$2,061,756
Accounts payable, related parties	977,673	794,203
Accrued interest	24,362	44,662
Notes payable, related party	250,100	250,100
Long-term debt, current, related party, net	2,090,265	115,477
Deferred interest	182,263	-
Line of credit	883,384	886,458
Total current liabilities	6,601,195	4,152,656
LONG TERM LIABILITIES:
Notes payable, net	323,516	312,072
Note payable - related party, net	234,194	225,779
Long-term debt, non-current, related party, net	5,015,460	1,235,564
Asset retirement obligation	87,378	55,174
Total liabilities	12,261,743	5,981,245
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 747,565 and 888,565 shares issued and outstanding, respectively	748	889
Common stock- 200,000,000 shares authorized; $0.001 par value, 55,379,411 and 48,837,939 shares issued and outstanding, respectively	55,379	48,838
Additional paid-in capital	24,591,817	22,663,103
Accumulated deficit	(27,403,765)	(26,074,221)
Total stockholders’ deficit	(2,755,821)	(3,361,391)
Total liabilities and stockholders' deficit	$9,505,922	$2,619,854

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2013	2012	2013	2012
REVENUE:
Oil and gas sales	$425,035	$229,913	$1,131,847	$742,034

OPERATING EXPENSES:
Production expenses	44,697	38,223	160,652	81,855
Exploration and drilling	10,991	3,455	245,685	40,005
Depreciation, depletion, amortization, and impairment	56,922	53,424	261,641	172,544
Write down on asset disposal	39,254	-	39,254	-
Bad debt expense	-	239,000	-	239,000
General and administrative	347,722	265,993	943,594	899,984
Total operating expenses	499,586	600,095	1,650,826	1,433,388
OPERATING LOSS	(74,551)	(370,182)	(518,979)	(691,354)

OTHER INCOME (EXPENSE):
Interest income	135,621	120	135,731	343
Interest expense	(472,166)	(90,297)	(946,296)	(321,481)
Loss on settlement of debt	-	(780,938)	-	(780,938)
Total other income (expense)	(336,545)	(871,115)	(810,565)	(1,102,076)

NET LOSS	(411,096)	(1,241,297)	(1,329,544)	(1,793,430)

Cumulative convertible preferred stock dividend requirement	(38,113)	(40,323)	(118,165)	(122,436)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(449,209)	$(1,281,620)	$(1,447,709)	$(1,915,866)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	55,072,884	48,807,939	50,967,879	48,797,555

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,329,544)	$(1,793,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	-	780,938
Bad debt expense	-	239,000
Stock compensation	10,546	20,413
Depreciation, depletion, accretion and impairment expense	300,895	172,544
Amortization of warrants and debt discount	117,822	26,177
Amortization of deferred financing costs	133,020	130,023
Interest income	(158)	(343)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(61,579)	68,837
Accounts receivable - joint interest participants	(259,421)	6,672
Accounts receivable - other	31,638	(30,113)
Prepaid expenses and other current assets	(33)	31,076
Accounts payable and other accrued liabilities	(187,796)	232,458
Accounts payable - related parties	183,470	195,497
Accrued interest	(20,300)	75,701
Net cash provided by (used in) operating activities	(1,081,440)	155,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,411,468)	(182,142)
Advances for oil and gas properties	(175,906)	-
Deferred interest	(135,553)	-
Note receivable	(2,208,368)	-
Net cash used in investing activities	(3,931,295)	(182,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	5,592,384	-
Payment on notes payable	(298,479)	-
Payment of deferred financing fees	(139,476)	(40,700)
Payments on line of credit	(27,000)	(6,000)
Net cash provided by (used in) financing activities	5,127,429	(46,700)

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	114,694	(73,392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,996	73,392
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$194,690	$-

CASH PAID FOR:
Interest	$690,788	$535,324
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$228,262	$26,050
Common stock and warrants issued for oil and gas properties	$1,073,091	$-
Common stock and warrants issued for deferred financing costs	$852,236	$-
Increase in note receivable for deferred interest	$317,816	$-
Increase in note payable for note receivable and deferred financing costs	$362,816	$-
ARO asset and liability increase	$27,079	$4,702
Unpaid deferred financing fees	$114,093	$57,361
Interest added to line of credit principal	$23,927	$24,427
Conversion of preferred stock to common stock	$423	$24
Repurchase of stock through payment of payroll taxes	$758	$173

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2014.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of November 30, 2013 has an accumulated deficit of $27,403,765 and a working capital deficit of $4,459,710 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest (“NRI”) in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.8% and the average NRI is 28.4% for these same wells.

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 6,400 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”).  The initial drilling program involved drilling five horizontal wells of which all have been completed and are either producing or are expected to be producing by the end of January 2014.  The Company received its first Kentucky oil revenue from October production in November 2013.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

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

Daybreak’s financial statements as of November 30, 2013 do not include any adjustments that might result from the Company’s inability to implement or execute the plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil and gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2013 and February 28, 2013 as all joint interest owners have a history of paying their obligations in a timely manner.

At the Company’s East Slopes Project in California and its Twin Bottoms Field in Kentucky, there is only one respective buyer available for the purchase of oil and gas production.  At November 30, 2013, these customers represented 100% of crude oil sales receivable.  If these buyers are unable to resell their products, or if they lose a significant sales contract; then the Company may incur difficulties in selling its oil and gas production.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  Accounts receivable – loan commitment refund and other receivables balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Loan commitment and other receivables	$268,677	$255,315
Allowance for doubtful accounts	(239,000)	(239,000)
	$29,677	$16,315

NOTE 5 — PREPAID DRILLING COSTS:

During the nine months ended November 30, 2013, the Company was engaged in both a spring and fall multi-well drilling program at its East Slopes Project in Kern County, California.  The Company had prepayments to certain of its vendors from these drilling programs of $40,274 at November 30, 2013 and $722 at February 28, 2013.

During the nine months ended November 30, 2013, the Company acquired a 25% working interest in a shallow oil play in an existing gas field project in Lawrence County, Kentucky.  At November 30, 2013, the Company had prepayments to the operator of this project of $136,354 for drilling costs in a multi-well drilling program.

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas property balances at November 30, 2013 and February 28, 2013 are set forth in the table below.

	November 30, 2013	February 28, 2013
Proved leasehold costs	$2,236	$2,236
Unproved oil and gas properties	1,335,554	362,100
Costs of wells and development	474,846	357,507
Capitalized exploratory well costs	3,609,589	2,170,600
Capitalized asset retirement costs	65,429	38,352
Total cost of oil and gas properties	5,487,654	2,930,795
Accumulated depletion, depreciation, amortization and impairment	(1,554,640)	(1,441,912)
Net Oil and Gas Properties	$3,933,014	$1,488,883

During the nine months ended November 30, 2013, the Company acquired a 25% working interest in a shallow oil play in an existing gas field project in Lawrence County, Kentucky.  As of November 30, 2013, unproved oil and gas properties include the fair value of common shares and warrants issued to a third party, Maximilian Investors LLC, amounting to $1.07 million.  Refer to the discussion in Note 12 – Short-Term and Long-Term Borrowings for further information on the issuance of shares and warrants related to oil and gas properties.

NOTE 7 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $305,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Production revenue receivable – current	$120,000	$-
Production revenue receivable – non-current	185,000	350,000
	$305,000	$350,000

NOTE 8 — DEFERRED FINANCING COSTS:

Deferred financing costs at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Deferred financing costs – fees and expenses	$519,725	$227,157
Deferred financing costs – fair value of common shares and warrants	950,320	98,084
	1,470,045	325,241
Accumulated amortization	(160,210)	(27,190)
	$1,309,835	$298,051

Amortization expense of deferred financing costs for the nine months ended November 30, 2013 was $133,020. Deferred financing costs as of November 30, 2013 include the fair value of common shares and warrants issued to Maximilian amounting to $804,816 and $145,504 to a third party that assisted in the financing transaction.  Refer to the discussion in Note 12 – Short-Term and Long-Term Borrowings for further information on the deferred financing costs.

NOTE 9 — NOTE RECEIVABLE:

On August 28, 2013, the Company amended its credit facility with Maximilian Investors LLC (“Maximilian”) as a part of a financing transaction in which the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field in Lawrence County, Kentucky.  (See Note 12 – Short-Term and Long-Term Borrowings).

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

At November 30, 2013, the Company had advanced $2,850,000 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian and $317,816 of interest withheld by Daybreak which is reported as deferred interest in the balance sheets.

Note receivable balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Note receivable – current	$1,196,122	$-
Note receivable – non-current	1,653,878	-
	$2,850,000	$-

NOTE 10 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company, at that time, assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $263,849 remains unpaid and is included in the November 30, 2013 accounts payable balance.

NOTE 11 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2013 and February 28, 2013 accounts payable – related parties balances were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest to the Company’s President and CEO on the 12% Subordinated Notes further described in Note 12 – Short-Term and Long-Term Borrowings below.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 12 — SHORT-TERM AND LONG-TERM BORROWINGS:

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2013, the Line of Credit had an outstanding balance of $883,384.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $23,927 for the nine months ended November 30, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Short-Term Note Payable – Related Party

The balance as of November 30, 2013 of $250,100 represents non-interest bearing notes issued by the Company to its President and Chief Executive Officer.  Repayment of the notes will be made upon a mutually agreeable date in the future.

Long-Term Borrowings

12% Subordinated Notes

On January 13, 2010, the Company commenced a private placement of 12% Subordinated Notes (“Notes”).  On March 16, 2010, the Company closed its private placement of Notes to 13 accredited investors resulting in total gross proceeds of $595,000.  Interest on the Notes accrues at 12% per annum, payable semi-annually.  The note principal is payable in full at the maturity of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s Common Stock at a conversion rate equal to 75% of the average closing price of the Company’s Common Stock over the 20 consecutive trading days preceding December 31, 2014.  A $250,000 Note was sold to a related party, the Company’s President and Chief Executive Officer.  The terms and conditions of the related party Note were identical to the terms and conditions of the other participants’ Notes.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015. The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted-average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the nine months ended November 30, 2013 amounted to $19,858.  Unamortized debt discount amounted to $37,290 as of November 30, 2013.

Notes Payable balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
12% Subordinated Notes	$345,000	$345,000
12% Subordinated Note Discount	(21,484)	(32,928)
	$323,516	$312,072

Notes Payable – Related Party balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
12% Subordinated Notes	$250,000	$250,000
12% Subordinated Note Discount	(15,806)	(24,221)
	$234,194	$225,779

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”, or “Lender”), which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the nine months ended November 30, 2013 amounted to $97,964.  Unamortized debt discount amounted to $377,053 as of November 30, 2013.

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

Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App, the Company amended its loan agreement with Maximilian on August 28, 2013. The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, including the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 9 – Note Receivable).

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

The fair value of the 6.1 million shares was determined to be $979,608 based on the Company’s stock price of $0.16 on the grant date.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $898,299 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.   The Company determined that the common shares and warrants were issued in connection with the increase in the Company’s borrowing limit and App’s $40 million revolving credit facility for which the Company was granted a 25% working interest.  Consequently, the fair value of the common shares and warrants totaling $1,877,907 was allocated to deferred financing costs ($804,816) and unproved oil and gas properties ($1,073,091) based on the amount of the increase in the revolving credit facility that is attributable to Daybreak and App.

The Company also issued 309,503 warrants to third parties who assisted in the closing of the amended and restated loan agreement.  The warrants have an exercise price of $0.214; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on August 28, 2018.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $47,420 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the revolving credit facility.

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

During the nine months ended November 30, 2013, the Company received multiple advances totaling $5,955,200 in aggregate that were used to participate in the Company’s spring and fall 2013 drilling programs at its East Slopes Project in Kern County, California; and the drilling of its interest in the Kentucky Acreage and in the extension of the note receivable to App.  The Company has recognized $1,470,045 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Maximilian Note	$2,228,442	$246,486
Maximilian Note Discount	(138,177)	(131,009)
	$2,090,265	$115,477

Non-current debt balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Maximilian Note	$5,254,336	$1,579,571
Maximilian Note Discount	(238,876)	(344,007)
	$5,015,460	$1,235,564

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

At November 30, 2013, there were 747,565 shares of Series A Preferred issued and outstanding, held by accredited investors that had not been converted into the Company’s Common Stock.  During the nine months ended November 30, 2013, there were eight shareholders that converted 141,000 Series A Preferred shares into 423,000 shares of Common Stock.  At November 30, 2013, there have been 40 accredited investors who have converted 652,200 Series A Preferred shares into 1,956,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Nine Months Ended November 30, 2013	141,000	423,000	8
	652,200	1,956,600	40

Holders of Series A Preferred earn a 6% annual cumulative dividend based on the original purchase price of the shares.  Accumulated dividends do not bear interest and as of November 30, 2013, the accumulated and unpaid dividends amounted to $1,414,785.  Dividends may be paid in cash or Common Stock at the discretion of the Company and are payable upon declaration by the Board of Directors.  Dividends are earned until the Series A Preferred is converted to Common Stock.  No payment of dividends has been declared as of November 30, 2013.

Dividends earned since issuance of the Series A Preferred for each fiscal year and the nine months ended November 30, 2013 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Accumulated Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Nine Months Ended November 30, 2013	60	118,165
		$1,414,785

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 55,379,411 shares were issued and outstanding as of November 30, 2013.  For the nine months ended November 30, 2013 there were 6,545,552 shares issued, of which 423,000 were through conversion of Series A Preferred stock and 6,122,552 were issued in connection with the Maximilian loan as described in Note 12 – Short-Term and Long-Term Borrowings. Additionally, 4,080 shares were returned to the Company as a part of the Company’s restricted stock plan to satisfy tax liability upon vesting.

NOTE 14 — WARRANTS:

Warrants outstanding and exercisable as of November 30, 2013 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.00	1,190,000
Warrants issued in 2010 for services	150,000	$0.14	1.50	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	4.00	2,435,517
Warrants issued for Kentucky oil project	3,498,601	$0.10	2.75	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	2.75	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	4.75	309,503
	10,207,572			10,207,572

There were no warrants exercised during the nine months ended November 30, 2013.  During the nine months ended November 30, 2013, there were 1,624,012 warrants that expired.  These warrants had been issued to placement agents in conjunction with the Spring 2006 and July 2006 placements of the Company’s Common Stock.  There were 6,432,055 warrants issued during the nine months ended November 30, 2013 in connection with the Maximilian loan as described in Note 12 — Short-Term and Long Term Borrowings.  The outstanding warrants as of November 30, 2013, have a weighted average exercise price of $0.10, a weighted average remaining life of 2.89 years, and an intrinsic value of $3,529,060.

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

At November 30, 2013, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 Common Stock shares remained available at November 30, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)		Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-		-
7/16/2009	25,000	3 Years	25,000		-		-
7/16/2009	625,000	4 Years	619,130		5,870		-
7/22/2010	25,000	3 Years	25,000		-		-
7/22/2010	425,000	4 Years	312,880		5,870		106,250
	3,000,000		2,882,010	(1)	11,740	(2)	106,250

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

For the nine months ended November 30, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $10,546.  Unamortized compensation expense amounted to $4,395 as of November 30, 2013.  For the nine months ended November 30, 2013, there were 4,080 shares of the Company’s Common Stock relating to the 2009 Plan returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of shares.

NOTE 16 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2013	February 28, 2013
Computed at U.S. and state statutory rates (40%)	$(531,819)	$(893,890)
Permanent differences	31,154	14,631
Changes in valuation allowance	500,665	879,259
	$-0-	$-0-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2013	February 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$8,161,930	$7,230,280
Oil and gas properties	(620,141)	(189,156)
Stock based compensation	82,744	82,744
Less valuation allowance	(7,624,533)	(7,123,868)
	$-0-	$-0-

At November 30, 2013, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $20,404,084 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $500,665 for the nine months ended November 30, 2013 and increased by $879,259 for the year ended February 28, 2013. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2013.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 18 — SUBSEQUENT EVENTS:

On December 26, 2013, the Company received $111,834 from a third party for the sale of its portion of mineral leases covering the deep drilling rights in Kentucky.

As of January 13, 2014, the Company had received additional advances from its revolving credit facility with Maximilian Investors, LLC of $900,000 in aggregate, of which $500,000 was in turn advanced to App Energy, LLC through its credit facility with the Company.

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

Introduction and Overview

The following MD&A is management’s assessment of the historical financial and operating results of the Company for the three and nine month periods ended November 30, 2013 and November 30, 2012 and of our financial condition at November 30, 2013, and is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes included elsewhere in this Form 10-Q and in our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended February 28, 2013.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the nine months ended November 30, 2013 we had production from 20 wells including production from seven wells that were drilled and put on production in late May and early June 2013 and two wells that were put on production in November 2013.  We have been the Operator at the East Slopes Project since March 2009.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We are not planning any further major capital investment within the East Slopes Project area during the remainder of the current fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For both the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  We also have a 33.8% working interest with a 27.1% NRI in the Sunday #4H well.  During May and June 2013, we drilled two additional development wells; the Sunday #5 and Sunday #6 on this property.  We have a 37.5% working interest and a NRI of 30.1% in both of these new wells.  Our average working interest and NRI for the Sunday property in aggregate is 35.6% and 27.0%, respectively.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least one more development well to be drilled in the future.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  We have a 37.5% working interest in all wells at the Bear Property.  The Bear #1, Bear #2, Bear #3 and Bear #4 wells have an NRI of 26.1%.  In May and June 2013, we drilled three additional development wells; the Bear #5, Bear #6 and Bear #7 on this property.  We have a NRI of 30.1% in these three wells.  In November 2013, we drilled three additional development wells; the Bear #8, Bear #9 and Bear #10 on this property.  The Bear #10 well was not commercially productive and was subsequently plugged and abandoned.  We have a NRI of 31.7% in the Bear #8 and Bear #9 wells. Our average working interest and NRI for the Bear property in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least three more development wells to be drilled in the future.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at approximately 2,200 feet.  In May 2013, we drilled a development well, the Black #2, on this property.  We have a 37.5% working interest with a 29.8% NRI in all wells on this property.  The Black reservoir is estimated to be approximately 13 acres in size.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API gravity.  All of the oil from the Sunday, Bear and Black properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  We have completed an upgrade program to this facility including the addition of a second oil storage tank to handle the additional oil production from the wells drilled in 2013.  This will allow us to increase the speed of the well pumps which will in turn increase the fluid production from our existing wells.  We also laid a flow line from the Dyer Creek Processing and Storage Facility to deliver the production from the Ball and Dyer Creek wells to the Sunday facility.  By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $16 per barrel of oil for the nine months ended November 30, 2013.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  In June 2013, we drilled a development well the Ball #2-11, on this property.  Production on this property is from the Vedder sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least two development wells to be drilled in the spring of 2014.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  The Dyer Creek property has the potential for at least one development well in the future.

Dyer Creek Processing and Storage Facility

The Dyer Creek processing and storage facility formerly served the Ball and Dyer Creek properties but its use was discontinued in November 2013.  All production from the Ball and Dyer Creek properties, formerly handled by this facility, is now being handled at the Sunday facility which further reduces our overall oil processing and storage expenses in the East Slopes Project.

Three Well Drilling Program - Fall 2013

In November 2013, we participated in the drilling of three development wells on our Bear location at the East Slopes Project in Kern County, California.  We successfully drilled and have completed two development wells, the Bear #8 and Bear #9. A third development well on the Bear location, the Bear #10 was not commercially successful.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  Utilizing the data received from a previously drilled well that was not commercially successful, we expect to drill another exploratory well on this prospect during 2015.  The Bull Run wells will require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size with a gross recoverable reserve potential of 873,000 barrels of oil.  We have a 37.5% working interest in this prospect.

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

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 6,400 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an average 25% working interest and an average NRI of 21.9% in all horizontal wells in this project.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.  Oil reserves are expected to have an estimated ultimate recovery of 50,000 barrels of oil per well.

Gerald Grove Property

The first well, the Grove H-1 was completed in September and put on production in mid-October. The well was drilled to a measured depth of 4,036 feet and a vertical depth of 1,171 feet.  Logs and other measurement data indicate the horizontal section of the well encountered approximately 2,588 feet of oil-bearing sandstone.  Our second well, the Grove H-3 well was completed in October and put on production in December 2013.  The Grove H-3 was drilled to a measured depth of 4,461 feet and a vertical depth of 1,175 feet.  Logs and other measurement data indicate the horizontal section of the well encountered approximately 3,017 feet of oil-bearing sandstone.  Our fourth and fifth wells, the Grove H-4 and Grove H-5 were drilled in December 2013 and are expected to be put on production sometime in January 2014.

Dwight Dillon Property

Our third well, the Dillon H-6 well was drilled in October and is expected to be put on production in January 2014.  The Dillon H-6 was drilled to a measured depth of 5,100 feet and a vertical depth of 1,442 feet.  Logs and other measurement data indicate the horizontal section of the well encountered approximately 3,546 feet of oil-bearing sandstone.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

Results of Operations – Three Months Ended November 30, 2013 compared to the Three Months Ended November 30, 2012

Revenues.  Monthly revenues are derived entirely from the sale of our share of oil and gas production.  We realized the first revenue from our producing oil wells in California during February 2009 and the first revenue from the Kentucky oil and gas sales during October 2013.  The price we receive for oil sales in both California and Kentucky is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less deductions that vary by grade of crude oil sold.  The price we receive for gas in Kentucky is based on the TCO Appalachia index in southwest Pennsylvania.  Oil and gas revenues for California and Kentucky for the three months ended November 30, 2013 and November 30 2012 are set forth in the table below:

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
California - East Slopes (Oil only)	$339,800	$229,913
Kentucky – Twin Bottoms (Oil)	83,601	-
Kentucky – Twin Bottoms (Gas)	1,635	-
	$425,035	$229,913

California Oil Sales

Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price.  However, from March of 2011 through May 31, 2013 we received a premium for our California oil in comparison to the WTI price.  For the three months ended November 30, 2013, the average monthly WTI price was $100.22 and the average monthly sale price we received was $93.57, resulting in a discount of $6.65 per barrel or 6.6% lower than the average monthly WTI price.  This compares to the three months ended November 30, 2012 when the average monthly WTI price was $90.18 and the average monthly sale price was $96.28, resulting in a premium that was $6.10 per barrel or 6.3% higher than the average monthly WTI pricing.  We are unable to forecast if we will again receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.

Revenues for the three months ended November 30, 2013 increased $109,887 or 47.8% to $339,800 in comparison to revenue of $229.913 for the three months ended November 30, 2012.  The average monthly sale price of a barrel of oil for the three months ended November 30, 2013 was $93.57 in comparison to $96.28 for the three months ended November 30, 2012.  The decrease of $2.71 or 2.81% in the average monthly sale price of a barrel of oil was offset by the overall increase in sales volume.

Production for the three months ended November 30, 2013 was from 20 wells resulting in 1,554 well days of production in comparison to 969 well days for the three months ended November 30, 2012.  We had 572 well days of production from the nine new development wells that were put on production in calendar year 2013.  Our net sales volume for the three months ended November 30, 2013 was 3,632 barrels of oil in comparison to 2,388 barrels for the three months ended November 30, 2012.  This increase in oil sales of 1,244 barrels or 52.1% was due to the nine new development wells.  Sales volume from the 11 wells that were producing in the comparative period was 1,902 barrels a decrease of 486 barrels from 2,388 for the three months ended November 30, 2012.  The decrease was due to the natural production decline in our oil wells.  A recently completed upgrade of our Sunday Central Processing Facility has allowed us to increase the speed of our individual well pumps; thereby increasing our current oil production which will more than offset the decline experienced in the three months ended November 30, 2013.  The increase in sales volume in aggregate accounted for all of the revenue increase for the three months ended November 30, 2013.

Kentucky Oil and Gas Sales

The Operator of the Twin Bottoms Field in Kentucky has negotiated an oil sales contract through November 2014, whereby we will be paid $3.00 over the spot WTI price per barrel on all oil sales less customary deductions for transportation.  The sales price we receive for gas per Mcf (Thousand Cubic Feet) is based on the Columbia Gas Transmission Corp. Appalachian Index (TCO Appalachia) whereby we will receive 76% of the Appalachian Index price per dekatherm less $0.25 compression cost for each Mcf of gas delivered.

Our first oil sales in Kentucky occurred on October 19, 2013.  The average monthly sale price of a barrel of oil for the three months ended November 30, 2013 was $94.65.  Production for the three months ended November 30, 2013 was from one well the Grove H-1.  Production from this well was very intermittent throughout October and November due to storage capacity issues.  Our net sales volume for the three months ended November 30, 2013 was 917 barrels of oil.

Operating Expenses.  Total operating expenses for the three months ended November 30, 2013 decreased by $100,509 or 16.7% to $499,586, compared to $600,095 for the three months ended November 30, 2012.

Operating expenses for the three months ended November 30, 2013 and November 30, 2012 are set forth in the table below:

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
Production expenses	$44,697	$38,223
Exploration and drilling	10,991	3,455
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	56,922	53,424
Bad debt expense	-	239,000
Write down on facility abandonment	39,254	-
General and Administrative (“G&A”)	347,722	265,993
	$499,586	$600,095

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover costs.  These expenses generally relate directly to the number of wells that are in production.  For the three months ended November 30, 2013, these expenses increased by $6,474 or 16.9% in comparison to the three months ended November 30, 2012.  This increase in production expenses is primarily due to the addition of nine new development wells during the current calendar year.  Production expenses represented 8.9% of total operating expenses.  Production expenses in California and Kentucky for the three months ended November 30, 2013 and November 30, 2012 are set forth in the table below:

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
California - East Slopes	$43,890	$38,223
Kentucky – Twin Bottoms	807	-
	$44,697	$38,223

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $7,536 for the three months ended November 30, 2013 in comparison to the three months ended November 30, 2012, primarily due to the timing of leasing activities.  Exploration and drilling expenses represented 2.2% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  For the three months ended November 30, 2013, DD&A expenses increased $3,498 or 6.5% due to production from the Grove H-1 well in Kentucky in comparison to the three months ended November 30, 2012.  DD&A expenses represented 11.4% of total operating expenses.

During the three months ended November 30, 2013, we discontinued the use of the Dyer Creek production facility and are now processing all of our oil production at the Sunday production facility. After recognizing the three month depreciation on the Dyer Creek facility the remaining book balance was written down from the abandonment of the Dyer Creek facility. The abandonment represented 7.9% of our operating expenses for the three months ended November 30, 2013.

G&A expenses include the salaries of six full-time and two part-time employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended November 30, 2013, these expenses increased $81,729 to $347,722 in comparison to $265,993 for the three months ended November 30, 2012.  Management and employee salaries, director fees and stock compensation were relatively unchanged for the three months ended November 30, 2013 in comparison to the three months ended November 30, 2012.  Advertising, marketing and press release expense increased by $8,608 for the three months ended November 30, 2013, primarily due to public announcements relating to the new development wells being brought into production in California and the drilling results in Kentucky.  Travel expenses increased by $10,079 because of drilling activities during the three months ended November 30, 2013.  For the three months ended November 30, 2013, we received, as Operator, administrative overhead reimbursement of $22,692 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 69.6% of total operating expenses for the three months ended November 30, 2013.

Interest income for the three months ended November 30, 2013 increased $135,501 in comparison to the three months ended November 30, 2012 primarily due to interest income earned on the Note receivable from App Energy. For further discussion on this Note refer to the App Loan Agreement under Long-term Financing section in this MD&A.

Interest expense for the three months ended November 30, 2013 increased $381,869 in comparison to the three months ended November 30, 2012.  The increase in interest expense was primarily due to higher balances on our credit facility due to advances made to fund the eleven well drilling program in California and our drilling activities and loan activities in Kentucky.  This financing transaction is further discussed in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Loan.”

Results of Operations – Nine Months Ended November 30, 2013 compared to the Nine Months Ended November 30, 2012

Revenues.  For the nine months ended November 30, 2013, the average monthly WTI price was $98.57 and the average monthly sale price we received was $96.63, resulting in a discount of $1.94 per barrel or 2.0% lower than the average monthly WTI price.  This compares to the nine months ended November 30, 2012 when the average monthly WTI price was $93.22 and the average monthly sale price we received was $99.00, resulting in a premium of $5.78 per barrel or 6.2% higher than the average monthly WTI pricing.  We are unable to forecast if we will again receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.  Oil and gas revenues in California and Kentucky for the nine months ended November 30, 2013 and November 30, 2012 are set forth in the table below:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
California - East Slopes (Oil only)	$1,046,611	$742,034
Kentucky – Twin Bottoms (Oil)	83,601	-
Kentucky – Twin Bottoms (Gas)	1,635	-
	$1,131,847	$742,034

California Oil Sales

Revenues for the nine months ended November 30, 2013 increased $304,577 or 41.0% to $1,046,611 in comparison to revenue of $742,034 for the nine months ended November 30, 2012.  The average monthly sale price of a barrel of oil for the nine months ended November 30, 2013 was $96.63 in comparison to $99.00 for the nine months ended November 30, 2012.  The decrease of $2.38 per barrel or 2.4% in the average monthly sale price of a barrel of oil was offset by the increase in oil sales volume.

Production for the nine months ended November 30, 2013 was from 20 wells resulting in 4,180 well days of production in comparison to 2,876 well days for the nine months ended November 30, 2012.  We had 1,184 well days of production from the nine new development wells that were put on production during calendar year 2013.  Our net sales volume for the nine months ended November 30, 2013 was 10,831 barrels of oil in comparison to 7,495 barrels for the nine months ended November 30, 2012.  This increase in oil sales of 3,336 barrels or 44.5% was due to the nine new development wells.  Sales volume from the 11 wells that were producing in the comparative period was 6,628 barrels a decrease of 867 barrels from 7,495 barrels for the nine months ended November 30, 2012.  The decrease was due to the natural production decline in our oil wells. The increase sales volume in aggregate accounted for all of the revenue increase for the nine months ended November 30, 2013.

Kentucky Oil and Gas Sales

The Operator of the Twin Bottoms Field in Kentucky has negotiated an oil sales contract through November 2014, whereby we will be paid $3.00 over the spot WTI price per barrel on all oil sales less customary deductions for transportation.  The sales price we receive for gas per Mcf (Thousand Cubic Feet) is based on the Columbia Gas Transmission Corp. Appalachian Index (TCO Appalachia) whereby we will receive 76% of the Appalachian Index price per dekatherm less $0.25 compression cost for each Mcf of gas delivered.

Our first oil sales in Kentucky occurred on October 19, 2013.  The average monthly sale price of a barrel of oil for the nine months ended November 30, 2013 was $94.65.  Production for the nine months ended November 30, 2013 was from one well, the Grove H-1. Production from this well was very intermittent throughout October and November due to storage capacity issues.  Our net sales volume for the quarter ended November 30, 2013 was 917 barrels of oil.

Operating Expenses.  Total operating expenses for the nine months ended November 30, 2013 increased by $217,438 or 15.2% to $1,650,826, compared to $1,433,388 for the nine months ended November 30, 2012.

Operating expenses for the nine months ended November 30, 2013 and November 30, 2012 are set forth in the table below:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
Production expenses	$160,652	$81,855
Exploration and drilling	245,685	40,005
DD&A	261,641	172,544
Bad debt expense	-	239,000
Write down on facility abandonment	39,254	-
G&A	943,594	899,984
Total operating expenses	$1,650,826	$1,433,388

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover costs.  These expenses generally relate directly to the number of wells that are in production.  For the nine months ended November 30, 2013, these expenses increased by $78,797 in comparison to the nine months ended November 30, 2012.  This increase in production expenses is primarily due to the addition of nine new development wells and the replacement of a downhole pump in one of our existing wells. Production expenses represented 9.7% of total operating expenses.  Production expenses for California and Kentucky for the nine months ended November 30, 2013 and November 30 2012 are set forth in the table below:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
California - East Slopes	$159,845	$81,855
Kentucky – Twin Bottoms	807	-
	$160,652	$81,855

Exploration and drilling expenses include G&G expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $205,680 for the nine months ended November 30, 2013 in comparison to $40,005 for the nine months ended November 30, 2012.  Drilling expenses increased to $212,256 due to dry hole expense from the Chimney #1-1 well in June 2013.  Exploration and drilling expenses represented 14.9% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the nine months ended November 30, 2013, DD&A expenses increased $89,097 in comparison to $172,544 for the nine months ended November 30, 2012 primarily due to the $84,929 impairment of unproved properties on the Chimney leasehold.  DD&A expenses represented 15.8% of total operating expenses.

During the nine months ended November 30, 2013, we discontinued the use of the Dyer Creek production facility and are now processing all of our oil production at the Sunday production facility.  After recognizing the nine month depreciation on the Dyer Creek facility the remaining book balance was written down from the abandonment of the Dyer Creek facility.  The abandonment represented 2.4% of our operating expenses for the nine months ended November 30, 2013.

G&A expenses include the salaries of six full-time and two part-time employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the nine months ended November 30, 2013, these expenses increased $43,610 or 4.8% to $943,594 in comparison to $899,984 for the nine months ended November 30, 2012.  Management and employee salaries, director fees and stock compensation were relatively unchanged for the nine months ended November 30, 2013 in comparison to the nine months ended November 30, 2012.  Advertising, marketing and press release expense increased by $33,055 for the nine months ended November 30, 2013, primarily due to the nine new development wells being brought into production and drilling in Kentucky.  Travel expenses increased by $12,127 because of drilling activities during the nine months ended November 30, 2013.   For the nine months ended November 30, 2013, we received, as Operator, administrative overhead reimbursement of $75,849 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 57.2% of total operating expenses for the nine months ended November 30, 2013.

Interest income for the nine months ended November 30, 2013 increased $135,388 in comparison to the nine months ended November 30, 2012 primarily due to interest income earned on the Note receivable from App Energy.  For further discussion on this Note refer to the App Loan Agreement under Long-term Financing section in this MD&A.

Interest expense for the nine months ended November 30, 2013 increased $624,815 in comparison to the nine months ended November 30, 2012.  The increase in interest expense was due to higher balances on our credit facility due to advances made to fund the eleven well drilling program in California and our drilling activities and loan activities in Kentucky.  This financing transaction is further discussed in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Loan.”

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

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserves base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Kern County, California and Lawrence County, Kentucky and the availability of capital resource financing.  We plan to spend approximately $400,000 in the current fiscal year in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at November 30, 2013 in comparison with February 28, 2013 are set forth in the table below:

			Increase	Percentage
	November 30, 2013	February 28, 2013	(Decrease)	Change
Cash	$194,690	$79,996	$114,694	143.4%
Current Assets	$2,141,485	$376,274	$1,765,211	469.1%
Total Assets	$9,505,922	$2,619,854	$6,886,068	262.8%
Current Liabilities	$6,601,195	$4,152,656	$2,448,539	59.0%
Total Liabilities	$12,261,743	$5,981,245	$6,280,498	105.0%
Working Capital	$(4,459,710)	$(3,776,382)	$(683,328)	(18.1)%

Our working capital deficit increased $683,328 or 18.1% to $4,459,710 at November 30, 2013 in comparison to $3,776,382 at February 28, 2013.  This increase in the working capital deficit was primarily due to expenses incurred during our eleven well drilling program and financing activities associated with our credit facility.  While we have ongoing positive cash flow from our operations in California and Kentucky we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in our cash flow from our operations in Kern County, California and Lawrence County, Kentucky during the current fiscal year.

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

Major sources of funds in the past for us have included the debt or equity markets.  While we have achieved positive cash flow from operations in California and Kentucky, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

The Company’s financial statements for the nine months ended November 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of nine months ended November 30, 2013 have an accumulated deficit of $27,403,765 and a working capital deficit of $4,459,710 which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we will continue to seek additional financing for our planned exploration and development activities in both California and Kentucky.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months November 30, 2013	Nine Months November 30, 2012	Increase (Decrease)	Percentage Change
Net cash (used in) provided by operating activities	$(1,081,440)	$155,450	(1,236,890)	(795.7)%
Net cash (used in) investing activities	$(3,931,295)	$(182,142)	(3,749,153)	2,058.4%
Net cash provided by (used in) financing activities	$5,127,429	$(46,700)	5,174,129	(11,079.5)%

Cash Flow (Used In) Provided by Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the nine months ended November 30, 2013, we had a cash flow deficit from operating activities of $1,081,440 in comparison to a positive cash flow of $155,450 for the nine months ended November 30, 2012.  This decrease of $1,236,890 was due to changes in non-cash account balances related to DD&A of $128,351; amortization of warrants, debt discount and deferred financing costs of $94,642. In the prior comparative period there were additional changes in our non-cash account balances of $1,019,938 that were not present for the nine months ended November 30, 2013. Changes in our receivables and payables balances of $894,149 related to our drilling activities in Kern County, California and Lawrence County, Kentucky for the nine months ended November 30, 2013 in comparison to the nine months ended November 30, 2012.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan. Cash used in investing activities for the nine months ended November 30, 2013 was $3,931,295, an increase of $3,749,153 from the $182,142 used in investing activities for the nine months ended November 30, 2012.  This increase was due to two drilling programs that were undertaken in the nine months ended November 30, 2013 and advances made for drilling in Kentucky on a shallow oil project as well as $2.85 million in advances to App Energy.  Refer to Note 9 – Note Receivable for further discussion of the App Energy loan.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash provided by our financing activities was approximately $5.13 million for the nine months ended November 30, 2013 in comparison to cash used in our financing activities of $46,700 for the nine months ended November 30, 2012.  We received advances on our loan commitment for drilling activities in California and Kentucky of approximately $3.15 million in aggregate offset by payments on our credit line, note payable and deferred financing fees.

Short-Term Borrowings

Related Party

During the years ended February 29, 2012 and February 28, 2013, the Company’s President and Chief Executive Officer loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and, a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

During the year ended February 29, 2012, the Company entered into an $890,000 credit line for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2013, the Line of Credit had an outstanding balance of $883,384.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $23,927 for the nine months ended November 30, 2013.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Long-Term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the maturity of the Notes, which is January 29, 2015.  In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense for the nine months ended November 30, 2013 amounted to $19,858.  Unamortized debt discount amounted to $37,290 as of November 30, 2013.

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC (“Maximilian”, or “Lender”) which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the nine months ended November 30, 2013 amounted to $97,964.  Unamortized debt discount amounted to $377,053 as of November 30, 2013.

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

Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App, the Company amended its loan agreement with Maximilian on August 28, 2013. The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.   The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, including the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 9 – Long-term Note Receivable).

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

The Company also issued 309,503 warrants to third parties who assisted in the closing of the amended and restated loan agreement.  The warrants have an exercise price of $0.214; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on August 28, 2018.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $47,420 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the revolving credit facility.

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

During the nine months ended November 30, 2013 the Company received multiple advances totaling $5,955,200 in aggregate that were used to participate in the Company’s spring and fall 2013 drilling programs at its East Slopes Project in Kern County, California and the drilling at its interest in the Kentucky Acreage and in the extension of the long-term note receivable to App.  The Company has recognized $1,470,045 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Maximilian Note	$2,228,442	$246,486
Maximilian Note Discount	(138,177)	(131,009)
	$2,090,265	$115,477

Non-current debt balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Maximilian Note	$5,254,336	$1,579,571
Maximilian Note Discount	(238,876)	(344,007)
	$5,015,460	$1,235,564

App Loan Agreement

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

In connection with the App Loan Agreement, App also granted to the Company the 25% working interest approximately 6,400 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”), and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

At November 30, 2013, the Company had advanced $2,850,000 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian Investors LLC and $317,816 of interest withheld by Daybreak which is reported as deferred interest in the balance sheets.

Note receivable balances at November 30, 2013 and February 28, 2013 are set forth in the table below:

	November 30, 2013	February 28, 2013
Note receivable – current	$1,196,122	$-
Note receivable – non-current	1,653,878	-
	$2,850,000	$-

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian Investors LLC, a Delaware limited liability company, as lender, and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties in California.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

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

At November 30, 2013, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 Common Stock shares remained available at November 30, 2013 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)		Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-		-
7/16/2009	25,000	3 Years	25,000		-		-
7/16/2009	625,000	4 Years	619,130		5,870		-
7/22/2010	25,000	3 Years	25,000		-		-
7/22/2010	425,000	4 Years	312,880		5,870		106,250
	3,000,000		2,882,010	(1)	11,740	(2)	106,250

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

For the nine months ended November 30, 2013, the Company recognized compensation expense related to the above restricted stock grants in the amount of $10,546.  Unamortized compensation expense amounted to $4,395 as of November 30, 2013.  For the nine months ended November 30, 2013, there were 4,080 shares of the Company’s Common Stock relating to the 2009 Plan returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of shares.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance Daybreak’s ability to continue as a going concern.  Daybreak currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.8% and the average net revenue interest is 28.4%.  During the current year, the Company has successfully drilled nine additional development wells at its Sunday, Bear, Black and Ball locations.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 6,400 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky (the “Kentucky Acreage”).  The initial drilling program involved drilling five horizontal wells of which all have been completed and are either producing or will be producing by the end of January 2014.  The Company received its first Kentucky oil revenue from October production in November.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

Off-Balance Sheet Arrangements

As of November 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2013, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2013.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Filed herewith.

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

Date: January 14, 2014