Form 10-K
period 2014-02-28
Daybreak Oil & Gas, Inc.
filed 2014-05-29
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.19 on August 30, 2013, as reported by the Over-the-Counter Market was $8,500,579.

At May 28, 2014, the registrant had 56,960,236 outstanding shares of $0.001 par value common stock.

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

•

Legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, regulation of hydraulic fracturing, and potential environmental liabilities;

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

Our corporate office is located at 601 W. Main Ave., Suite 1017, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.  Additonally, we have a regional operations office located at 1414 S. Friendswood Dr., Suite 212, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

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

The Company’s focus is to pursue oil and gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Prospects are generally brought to us by other oil and gas companies or individuals.  We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project.  We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return.  Modern technology including 3-D seismic helps us identify potential oil and gas reservoirs and to mitigate our risk.  Currently, our core areas of activity are located in Kern County, California and Lawrence County, Kentucky; although new opportunities may ultimately be secured in other areas.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In some instances, such as with our California operations, we strive to be operator of our oil and gas properties.  As the operator, we are more directly in control of the timing, costs of drilling, completion and production operations on our projects.  In other instances, such as with our Kentucky properties, we may not serve as operator where we have concluded that the existing operator has existing operational knowledge, equipment and personnel in place, and operates competently and prudently and with the same operational goals that we would have if we served as operator.

Known Trends and Uncertainties

As we continue to pursue our exploratory and development drilling programs in our California and Kentucky properties the timing of these activities continues to be determined by the availability of funds through our lending facility and the permit approval process in California.  Additionally, our drilling programs are also very sensitive to drilling costs.  We attempt to control costs through drilling efficiencies by working with service providers to receive acceptable unit costs.  We plan to continue these programs as long as funding is available and drilling costs are reasonable.

In order to continue drilling in California and Kentucky, we must be able to realize an acceptable margin between our expected cash flows from new production and our cost to drill and complete new wells.  If any combination of a decrease in the availability of drilling funds and/or rising costs of drilling, completion and other field services occurs in future periods, we may be forced to modify or discontinue a drilling program.

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

Significant Customers

At our East Slopes Project, located in Kern County, California there is only one buyer available for the purchase of our oil production.  At our Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of our oil productinon and only one buyer available for the purchase of our gas production.  At February 28, 2014, these three individual customers together represented 100% of crude oil and natural gas sales receivable.  If these local purchasers are unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas production.

The price we receive for oil sales in both California and Kentucky is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.

California Oil Prices

Historically, the sale price we receive for our California heavy oil sales has been less than the quoted WTI price.  However, from March of 2011 through May 31, 2013, we received a premium for our California oil in comparison to the WTI price.  For the twelve months ended February 28, 2014, the average monthly WTI price was $98.35, and the average monthly sale price was $95.83, which was a discount of 2.6% from the average monthly WTI price.  In comparison, for the twelve months ended February 28, 2013, the average monthly WTI price was $93.08 and the average monthly sale price we received was $99.09 resulting in a premium that was 6.5% above the average monthly WTI price.  We are unable to forecast if we will again receive a premium for our California heavy oil sales in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive on our oil sales.

Kentucky Oil Prices

Our first sales of oil in Kentucky occurred in October 2013.  For the twelve months ended February 28, 2014, we received an average price of $96.43 in comparison to the average WTI price of $98.35 representing a discount of 2.0% from the average WTI for the same twelve month period.

Kentucky Gas Prices

The sale price we receive for gas per Mcf (Thousand Cubic Feet) is based on the Columbia Gas Transmission Corp. Appalachian Index (TCO Appalachia) whereby we will receive 76% of the Appalachian Index price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  Our first gas sales in Kentucky also occurred in October 2013.  For the twelve months ended February 28, 2014, we received an average price of $2.44 per Mcf in comparison to the average Henry Hub price of $4.06 per Mcf representing a 39.9% discount from the average Henry Hub price for the same twelve month period.

Our oil and gas revenues from California and Kentucky are set forth in the table below.

		Twelve Months Ended February 28, 2014		Twelve Months Ended February 28, 2013
Project	Customer	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project (Oil)	Plains Marketing	$1,493,737	82.9%	$974,860	100.0%
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	304,858	16.9%	-	-
Kentucky – Twin Bottoms Field (Gas)	Jefferson Gas	4,196	0.2%	-	-
		$1,802,791	100.0%	$974,860	100.0%

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC , a Delaware limited liability company, as lender, (either party, as appropriate, is referred to in this annual report on Form 10-K as “Maximilian”), and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Non-current Borrowings” found in the MD&A section of this Form 10-K.

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

All of the states in which we operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil and gas within their jurisdiction. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

In the event we conduct operations on federal, state or American Indian oil and gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements and on-site security regulations, and other appropriate permits issued by the Bureau of Land Management or other relevant federal or state agencies.

The sales prices of oil and natural gas are not presently regulated but rather are set by the market.  We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on the operations of the underlying properties.

Hydraulic fracturing is an important and common practive that is used to stimulate production of gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure intoe the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailement in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Employees and Consultants

At February 28, 2014, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the next fiscal year as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

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

We have adopted an Ethical Business Conduct Policy Statement to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures.  We also have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller.  Copies of our Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial” section of our website at www.daybreakoilandgas.com within the heading “Corporate Governance.”  We intend to promptly disclose via a Current Report on Form 8-K or via an update to our website, information on any amendment to or waiver of these codes with respect to our executive officers and directors.  Waiver information disclosed via the website will remain on the website for at least 12 months after the initial disclosure of a waiver.

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

We have a limited history of oil and gas production and have minimal proven reserves.  To date, while we have positive cash flow from our continuing operations in California and Kentucky, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  We cannot provide any assurances that we will ever operate profitably.  As a result of our limited operating history, we are more susceptible to business risks.  These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

The oil and gas business is highly competitive, placing us at an operating disadvantage.

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

Our ability to reach and maintain profitable operating results is dependent on our ability to find, acquire, and develop oil and gas properties.

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

We have reported a net loss of $1,398,352 for the year ended February 28, 2014, and we have an accumulated deficit through February 28, 2014 of $27,4752,573.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at February 28, 2014 was $13,486,654, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations in Kentucky.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources.  The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal.  The EPA has indicated that it expects to issue its study report in late 2014.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by late 2014.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These efforts could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms, ultimately make it more difficult or costly for us to perform hydraulic fracturing and increase our costs of compliance and doing business.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures which we may be unable to fund.

Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.  We plan to rely on external sources of financing to meet the capital requirements associated with these activities.  We may obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

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

Our proved reserves are estimates and depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of our oil and gas reserves, and our revenues, profitability and cash flows to be materially different from our estimates.

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our oil and gas reserves, which in turn could adversely affect our cash flows, results of operations, financial condition and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our oil and gas properties, which would reduce our earnings and our stockholders’ equity.

The present value of proved reserves will not necessarily equal the current fair market value of our estimated oil and gas reserves.  In accordance with reserve reporting requirements of the SEC, we are required to establish economic production for reserves on an average historical price.  Actual future prices and costs may be materially higher or lower than those required by the SEC.  The timing of both the production and expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from proved reserves and their present value.

The estimated proved reserve information is based upon reserve reports prepared by an independent engineer.  From time to time, estimates of our reserves are also made by our engineers for use in developing business plans and making various decisions.  Such estimates may vary significantly from those of the independent engineers and have a material effect upon our business decisions and available capital resources.

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

Our future success will partly depend on the success of our drilling programs. The future cost or timing of drilling, completing, and producing wells is inherently uncertain.  Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

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

Our financial statements for the year ended February 28, 2014 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

In the past, we have disclosed material weakness in our internal controls and procedures. If a material weakness reoccurs, this could erode investor confidence, jeopardize our ability to obtain insurance and limit our ability to attract qualified persons to serve at Daybreak.

As of the end of the reporting period, February 28, 2014, an evaluation was conducted by Daybreak management, including our Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our internal controls over financial reporting pursuant to Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of February 28, 2014.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 28, 2014, there were 55,509,411 shares of Common Stock and 737,565 shares of Series A Convertible Preferred stock outstanding.

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

•

the ability to vote together with the Common Stock with a number of votes equal to the number of shares of Common Stock to be issued upon conversion of the Preferred Stock; and

•

a preference upon any actual or “deemed” liquidation, dissolution or winding up of the Company.

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

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves.  We have obtained debt financing through our revolving credit facility with Maximilian, as described in the MD&A section under the caption “Non-current Borrowings – Maximilian Loan”  Subsequent debt financing, if available, may require restrictive covenants in addition to those to which we are already subject under the Maximilian Loan, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

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

We have not held an annual meeting of our shareholders since 2010; as such, our shareholders have not had the opportunity to elect directors since 2010.

Our bylaws and the Washington Business Corporation Act state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting.  However, because we have limited financial resources, as part of our efforts to minimize our general and administrative costs, we have not held an annual meeting of our shareholders since 2010.  As such, our shareholders have not had the opportunity to vote in an election of our directors since 2010.  We plan to hold an annual shareholders’ meeting in the next year; however, if we do not, or if we otherwise fail to hold annual shareholders’ meetings in the future, our shareholders will likely not have the opportunity to vote on the election of our directors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our oil and gas assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 28, 2014, we were involved in oilfield projects in Kern County, California and Lawrence County, Kentucky.  Throughout the years ended February 28, 2013 and February 29, 2012, we received revenue only from our oilfield project in Kern County, California having just commenced drilling activities in Lawrence County, Kentucky during the year ended February 28, 2014.  We have not filed any estimates of total, proved net oil or gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2014.  Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the twelve months ended February 28, 2014 we had production from 20 wells including production from seven wells that were drilled and put on production in late May and early June 2013 and two wells that were put on production in November 2013.  We have been the Operator at the East Slopes Project since March 2009.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $675,000 in new capital investments within the East Slopes Project area in the 2014 - 2015 fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder sand at approximately 2,000 feet.  During 2009, we drilled three development wells, including one horizontal well.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For both the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  We also have a 33.8% working interest with a 27.1% NRI in the Sunday #4H well.  During May and June 2013, we drilled two additional development wells; the Sunday #5 and Sunday #6 on this property.  We have a 37.5% working interest and a NRI of 30.1% in both of these new wells.  Our average working interest and NRI for the Sunday property in aggregate is 35.6% and 27.0%, respectively.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least five more development wells to be drilled in the future.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program on this property by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  We have a 37.5% working interest in all wells at the Bear Property.  The Bear #1, Bear #2, Bear #3 and Bear #4 wells have an NRI of 26.1%.  In May and June 2013, we drilled three additional development wells; the Bear #5, Bear #6 and Bear #7 on this property.  We have a NRI of 30.1% in these three wells.  In November 2013, we drilled three additional development wells; the Bear #8, Bear #9 and Bear #10 on this property.  The Bear #10 well was not commercially productive and was subsequently plugged and abandoned.  We have a NRI of 31.7% in the Bear #8 and Bear #9 wells. Our average working interest and NRI for the Bear property in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least ten more development wells to be drilled in the future.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder sand at approximately 2,200 feet.  In May 2013, we drilled a development well, the Black #2, on this property.  We have a 33.8% working interest with a 26.8% NRI in all wells on this property.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for at least three more development wells to be drilled in the future.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  In June 2013, we drilled a development well the Ball #2-11, on this property.  Production on this property is from the Vedder sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least three more development wells to be drilled in the future.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well is producing from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  The Dyer Creek property has the potential for at least three development wells in the future.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered heavy oil.  The oil ranges from 14° to 16° API (American Petroleum Institute) gravity.  All of the oil from our five producing properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  We have completed an upgrade program to this facility including the addition of a second oil storage tank to handle the additional oil production from the wells drilled in 2013.  By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $13 per barrel of oil for the twelve months ended February 28, 2014.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  Utilizing the data received from a previously drilled well that was not commercially successful, we expect to drill another exploratory well on this prospect during 2015.  The Bull Run wells, if successful, would require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size.  We have a 37.5% working interest in this prospect.

Glide-Kendall Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Eocene sands between 1,000 and 2,000 feet deep.  We estimate the Glide Kendall prospect is 200 acres in size.  We have a 37.5% working interest in this prospect.

Sherman Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Olcese and Etchegoin sands between 1,000 and 2,000 feet deep.  We estimate the Sherman prospect is 100 acres in size.  We have a 37.5% working interest in this prospect.

Tobias Prospect

This prospect is located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,500 and 4,500 feet deep.  We estimate the Tobias prospect is 60 acres in size.  We have a 37.5% working interest in this prospect.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 6,400 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an average 25% working interest and an average NRI of 21.9% in all horizontal wells in this project.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.  We plan to spend approximately $2.4 million in new capital investments within the Twin Bottoms Field area in the 2014 - 2015 fiscal year.

Gerald Grove Property

The first well, the Grove H-1 was completed in September 2013 and put on production in mid-October 2013.  Our second well, the Grove H-3 well was completed in October 2013 and put on production in December 2013.  Our third and fourth wells on this lease, the Grove H-4 and Grove H-5, were drilled in December 2013 and they were put on production in February 2014.

In March and April of 2014 we participated in the drilling of four additional wells on the Gerald Grove property.  The Grove H-7, Grove H-8, Grove H-9 and Grove H-10 will share a common production facility.  We expect that first oil sales from these four wells will occur in June 2014.

Dwight Dillon Property

The first well on this property, the Dillon H-6 well was drilled in October 2013 with first oil sales occurring in March 2014.  The delay in production was caused by the unusually severe weather conditions this past winter season in the Twin Bottoms field of eastern Kentucky.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC, a Delaware limited liability company, as lender, (either party, as appropriate, is referred to in this Annual Report on Form 10-K as “Maximilian”), and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Non-current Borrowings” in the MD&A portion of this Annual Report on Form 10-K.

Reserves

The following table sets forth our estimated quantities of proved reserves as of February 28, 2014.

	Proved Reserves
Reserve Category	Oil (Barrels)	Natural Gas (Mcf)	Total Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE) (1)
Developed	263,010	6,310	264,062	35.2%
Undeveloped	482,820	19,780	486,116	64.8%
Total Proved	745,830	26,090	750,178	100.0%

(1)

Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil

The following table summarizes changes in our estimated proved reserves for the year ended February 28, 2014.

Proved Reserves (BOE)
Balance as of February 28, 2013	279,310
Revisions	(1,860)
Discoveries and extensions	491,762
Production	(19,034)
Balance as of February 28, 2014	750,178

Revisions. Net downward revisions of 1,860 BOE was a result of producing reservoir performance and our drilling program in California during the year ended February 28, 2014.

Discoveries and extensions. For the year ended February 28, 2014, discoveries of 181,762 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  Extensions for the year ended February 28, 2014 added 310,000 BOE as a result of our drilling program in California.

Production. Production in California accounted for a decline of 15,585 BOE in proved reserves for the year ended February 28, 2014.  The remaining production of 3,449 BOE is attributable to our Kentucky wells.

The following table summarizes changes in our estimated proved undeveloped reserves for the year ended February 28, 2014.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2013	206,990
Revisions	(20,894)
Discoveries and extensions	445,180
Reclassified to proved developed	(145,160)
Balance as of February 28, 2014	486,116

Revisions. Net downward revisions of 20,894 BOE primarily resulted from a non-productive well drilled in California during the year ended February 28, 2014.

Discoveries and extensions. For the year ended February 28, 2014, discoveries of 135,180 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  Extensions for the year ended February 28, 2014 added 310,000 BOE as a result of our drilling program in California.

Reclassification. We converted 145,160 BOE of proved undeveloped reserves to proved developed reserves for the year ended February 28, 2014 due to our drilling program in California.

The following table sets forth our estimated proved developed reserves as of February 28, 2014 by project location.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	220,934	-	220,934	83.7%
Kentucky	42,076	6,310	43,128	16.3%
Total	263,010	6,310	264,062	100.0%

The following table sets forth our estimated proved undeveloped reserves as of February 28, 2014 by project location.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	350,927	-	350,927	72.2%
Kentucky	131,893	19,780	135,189	27.8%
Total	482,820	19,780	486,116	100.0%

The Company has no proved undeveloped reserves that have remained undeveloped for a period greater than five years.  Under our current drilling plans, we intend to convert all 486,116 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2014 to proved developed reserves within five years of the date they were initially first disclosed as proved undeveloped reserves.

The following table sets forth our estimated proved reserves (BOE) and PV-10 valuation by project area.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	571,861	$14,960,810	69.8%
Kentucky	178,317	6,463,580	30.2%
Total	750,178	$21,424,390	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $21.4 million at February 28, 2014.  The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2014 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March 2013 through February 2014.  The benchmark average price for the year ended February 28, 2014 was $97.36 per barrel of oil and $3.90 per Mcf for gas.

These benchmark average prices were further adjusted for quality, transportation fees and other price differentials resulting in an average realized price of $96.01 for oil in California, while the benchmark prices for oil and gas in Kentucky were not adjusted due to limited sales history when the reserve report was prepared.  Adverse changes in any price differential could reduce our cash flow from operations and the PV-10 of our proved reserves. Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 750,178 BOE for the year ended February 28, 2014 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

PGH is an independent petroleum engineering consulting firm registered in the State of Texas, and Frank J. Muser, a Petroleum Engineer, is the technical person at PGH primarily responsible for evaluating the proved reserves covered by their report.  Mr. Muser graduated from the The University of Texas at Austin with a Bachelor of Science degree in Chemical Engineering.  He is a licensed Professional Engineer in the states of Texas, Alabama, Kansas, North Dakota and West Virginia and has been employed by PGH as a staff engineer since 2012.  Mr. Muser has over 20 years of extensive oil and gas experience working in both private industry and for the State of Texas.  The services provided by PGH are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by PGH, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K.

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

Although we believe that the estimates of reserves prepared by Mr. Greer have been prepared in accordance with professional engineering standards consistent with SEC and FASB guidelines, we engage an independent petroleum engineering consultant to prepare an annual evaluation of our estimated proved reserves.  We provide to PGH for their analysis all pertinent data needed to properly evaluate our reserves.  We consult regularly with PGH during the reserve estimation process to review properties, assumptions, and any new data available.  Additionally, the Company’s senior management reviewed and approved all Daybreak reserve report information contained in this Annual Report on Form 10-K.

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

Delivery Commitments

As of February 28, 2014, we had no commitments to provide any fixed or determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements that require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

	For the Year Ended February 28/29,
	2014	2013	2012
Oil and Gas Production Data:
California	15,586	9,837	12,571
Kentucky	3,162	-	-
Kentucky Gas (Mcf)	1,717	-	-
Kentucky Gas (BOE)	286	-	-
Total (BOE)	19,034	9,837	12,571

The following table sets forth our net share of oil and gas revenue by type and project area for the periods shown.

	For the Year Ended February 28/29,
	2014	2013	2012
Oil and Gas Revenue:
California (Oil only)	$1,493,737	$974,680	$1,314,124
Kentucky (Oil)	304,858	-	-
Kentucky (Gas)	4,196	-	-
Total	$1,802,791	$974,680	$1,314,124

The following table sets forth the average realized sales price from each project area and in aggregate for the periods shown.

	For the Year Ended February 28/29,
	2014	2013	2012
Average Price:
Oil – California (Bbls)	$95.84	$99.09	$104.54
Oil – Kentucky (Bbls)	96.43	-	-
Gas (Mcf)	2.44	-	-
Gas (BOE)	14.66	-	-
Average realized price total sales (BOE)	$94.71	$99.09	$104.54

The following table sets forth the average production cost (BOE) for the periods shown.

	For the Year Ended February 28/29,
	2014	2013	2012
Average Production Costs (BOE):
California	$12.51	$13.55	$17.50
Kentucky	$6.32	$-	$-
Average production cost (BOE)	$11.39	$13.55	$17.50

The following table sets forth the developed and undeveloped oil and gas lease acreage held by us as of February 28, 2014. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas.  Gross acres are the total number of acres in which we have an interest.  Net acres are the sum of our fractional interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

California	800	294	5,688	2,133	6,488	2,427
Kentucky	200	48	6,200	1,314	6,400	1,362
Total	1,000	342	11,888	3,447	12,888	3,789

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres for the years shown.

	Year Ended February 28, 2015		Year Ended February 29, 2016		Year Ended February 28, 2017
	Gross	Net	Gross	Net	Gross	Net

California	2,507	940	587	220	1,470	551
Kentucky	500	125	465	116	825	206
Total	3,007	1,065	1,052	336	2,295	757

Acres expiring are based on contractual lease maturities.  We may extend the leases prior to their expiration based upon planned activities or for other business activities. We have previously determined that there is no likely benefit to pursuing any drilling opportunities on the majority of the expiring leases, so the expiration of these leases is expected to be immaterial to our operations.  Further, none of our proved undeveloped reserves have been assigned to locations which are scheduled to be drilled after the expiration of the current leases.  All of our proved undeveloped reserves are assigned to leases that are currently held by production (HBP).

The following table sets forth our productive oil and gas wells by the property and in aggregate as of February 28, 2014.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Property Location	Gross	Net
Kern County, California	20	7.4
Lawrence County, Kentucky	5	1.2
Total	25	8.6

The following table sets forth our exploratory and development well drilling activity for the periods shown.

	For the Year Ended		For the Year Ended		For the Year Ended
	February 28, 2014		February 28, 2013		February 29, 2012
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
Kern County, California
Exploratory	-	1	-	-	-	1
Developmental	9	1	-	-	-	-
Subtotal	9	2	-	-	-	1
Lawrence County, Kentucky
Exploratory	1	-	-	-	-	-
Developmental	4	-	-	-	-	-
Subtotal	5	-	-	-	-	-
Total	14	2	-	-	-	1

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted in the over-the-counter market (“OTC”) under the symbol “DBRM”.  The following table sets forth the high and low closing sales prices for our Common Stock for the two most recent periods shown.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The information is derived from information received from online stock quotation services.

	Year Ended February 28, 2014		Year Ended February 28, 2013
	High	Low	High	Low
Fourth Quarter	0.46	0.28	0.10	0.05
Third Quarter	0.44	0.17	0.10	0.01
Second Quarter	0.21	0.12	0.06	0.03
First Quarter	0.17	0.05	0.06	0.03

As of May 28, 2014, the Company had 2,032 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

Series A Convertible Preferred Stock Conversions

For the year ended February 28, 2014, the Company issued 453,000 shares of Common Stock to nine accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006, during which the accredited investors received shares of Daybreak Series A Convertible Preferred Stock, the terms of which are disclosed in the Company’s Amended and Restated Articles of Incorporation.  The Series A Convertible Preferred Stock can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Pursuant to the terms of the Series A Convertible Preferred Stock, the Common Stock was issued to the accredited investors upon the conversion of 151,000 shares of Series A Convertible Preferred Stock by the accredited investors, respectively, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of February 28, 2014, 41 accredited investors have converted 662,200 Series A Preferred shares into 1,986,600 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Totals	662,200	1,986,600	41

Common Stock Issuances

During the year ended February 28, 2011, the Company closed its private placement of 12% Subordinated Notes (“Notes”) to 13 accredited investors.  In conjunction with the Notes private placement, a total of 1,190,000 Common Stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  During the year ended February 28, 2014, one of the 12% Note holders exercised the warrants associated with his Note resulting in 100,000 Common Stock shares being issued to the Note holder.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the fiscal year ended February 28, 2014.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,893,750	$0.07	1,011,740(2)
Total	2,893,750	$0.07	1,011,740(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under Item 11. Executive Compensation – Equity Compensation Plan Information.

(2)

Reflects initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the fiscal years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the fiscal years ended February 28, 2011 and 2010 respectively, as described in detail under Item 11 – Executive Compensation, subheading “Director Compensation”.  Also reflects 4,080 shares that were returned to the 2009 Plan during the year ended February 28, 2014, and 3,830 shares were returned to the 2009 Plan during each year ended February 28, 2013 and February 29, 2012, respectively.

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

At February 28, 2014, a total of 1,011,740 shares remained available for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances are set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	312,880(5)	5,870	106,250
	3,000,000		2,882,010(1)	11,740	106,250

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

(3)

In accordance with the award, on July 16, 2013, 156,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

(4)

In accordance with the award, on July 22, 2013, 8,335 shares were vested.

(5)

In accordance with the award, on July 22, 2013, 106,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

For the year ended February 28, 2014, the Company recognized compensation expense related to the above restricted stock grants of $12,426.  Unamortized compensation expense amounted to $2,515 as of February 28, 2014.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the year ended February 28, 2014, nine conversions of 151,000 shares of Series A Preferred occurred resulting in 453,000 shares of our Common Stock being issued.

At February 28, 2014, there were 737,565 shares issued and outstanding, that had not been converted into our Common Stock.  As of February 28, 2014, there are 41 accredited investors who have converted 662,200 Series A Preferred shares into 1,986,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Totals	662,200	1,986,600	41

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
		$1,447,943

Liquidation Preference:

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of Common Stock by reason of their ownership thereof, and subject to the rights of any series of preferred stock that may rank on liquidation prior to the Series A Preferred, an amount equal to all accrued or declared but unpaid dividends on such shares, for each share of Series A Preferred then held by them.  The remaining assets shall be distributed ratably to the holders of Common Stock and Series A Preferred on a common equivalent basis.  Certain other events, as described in our Amended and Restated Articles of Incorporation, including a consolidation or merger of the Company or the disposition of the Company’s assets, may trigger the payment of the liquidation preference to the holders of Series A Preferred.

Voting Rights:

The holders of the Series A Preferred will vote together with the Common Stock and not as a separate class except as specifically provided or as otherwise required by law.  Each share of the Series A Preferred shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such shares of Series A Preferred.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 55,509,411 shares were issued and outstanding as of February 28, 2014.  In comparison, at February 28, 2013, a total of 48,837,939 shares were issued and outstanding.  This increase of 6,671,472 shares was attributable to the factors as shown below:

Common Stock Balance
Common Stock, Issued and Outstanding, February 28, 2013	48,837,939
Conversion of Series A Convertible Preferred Stock to Common Stock	453,000
Exercise of warrants issued with 12% Subordinated Notes	100,000
Common Stock issued in connection with the purchase of oil and gas properties / financing	6,122,552
Common Stock returned to 2009 Stock Plan (tax withholding liability)	(4,080)
Common Stock, Issued and Outstanding, February 28, 2014	55,509,411

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

Warrants

On October 31, 2012, the Company entered into a loan agreement with Maximilian Investors LLC, who has since assigned the agreement to its affiliate Maximilian Resources LLC (“Maximilian”).  In connection with this loan, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  On March 10, 2014, one of the third parties who assisted in this financing transaction exercised 2,118,900 warrants resulting in the issuance of 1,873,554 shares of Common Stock.

In connection with the Company’s acquisition of a working interest in Kentucky from App, the Company amended its loan agreement with Maximilian on August 28, 2013.  As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company issued to Maximilian approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016.

The fair value of the 6.1 million warrants, as determined by the Black-Scholes option pricing model, was $898,299 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.   The Company determined that the warrants were issued in connection with the increase in the Company’s borrowing limit and App’s $40 million revolving credit facility in connection with which the Company was granted a 25% working interest in App’s Kentucky properties.  Consequently, the fair value of the warrants was allocated to deferred financing costs and unproved oil and gas properties based on the amount of the increase in the revolving credit facility that is attributable to Daybreak and App.

The Company also issued 309,503 warrants to third parties who assisted in the closing of the amended and restated loan agreement with Maximilian.  The warrants have an exercise price of $0.214; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on August 28, 2018.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $47,420 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the revolving credit facility.

The fair value of the above warrant issuances that were recognized as a deferred financing cost are being amortized over the term of the loan.  Amortization expense for the years ended February 28, 2014 and 2013 was $76,017 and $8,174.  Unamortized deferred financing costs amounted to $425,863 as of February 28, 2014.

Warrants outstanding and exercisable as of February 28, 2014 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,090,000	$0.14	0.75	1,090,000
Warrants issued in 2010 for services	150,000	$0.14	1.25	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	3.75	2,435,517
Warrants issued for Kentucky oil project	3,498,601	$0.10	2.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	2.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	4.50	309,503
	10,107,572			10,107,572

During the years ended February 28, 2014 and 2013, a total of 1,624,012 and -0- warrants expired, respectively.  The warrants that expired for the year ended February 28, 2014, had been issued to placement agents in conjunction with the Spring 2006 and July 2006 placements of the Company’s Common Stock.  During the years ended February 28, 2014 and 2013, there were 6,432,055 and 2,435,517 warrants issued, respectively.  The warrants issued in the year ended February 28, 2014, were in connection with the amended credit facility with Maximilian as described in Note 10 — Current and Non-current Borrowings.  During the years ended February 28, 2014 and 2013, there were 100,000 and -0- warrants exercised, respectively.  The exercised warrants were issued in conjunction with the 12% Subordinated Notes.  The outstanding warrants as of February 28, 2014 and 2013, have a weighted average exercise price of $0.09 and $0.39; a weighted average remaining life of 2.66 and 2.69 years; and an intrinsic value of $2,577,388 and $73,066, respectively.

On February 14, 2014, the Company at the request of Maximilian, amended the warrant agreement related to the above issuance of approximately 6.1 million warrants to include a warrant exercise blocker provision that would effectively prevent any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more that 9.99% of the currently issued and outstanding shares at the time of the exercise.  All other terms of the original warrant agreement remained unchanged.

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities.  We are currently in the process of developing two multi-well oilfield projects; one in Kern County, California and the other in Lawrence County, Kentucky.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the twelve months ended February 28, 2014 we had production from 20 wells including production from seven wells that were drilled and put on production in late May and early June 2013 and two wells that were put on production in November 2013.  We have been the Operator at the East Slopes Project since March 2009.

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

Refer to our discussion in Item 2.  Properties, in this Annual Report on Form 10-K for more information on both our East Slopes Project in Kern County, California and the Twin Bottoms Field in Lawrence County, Kentucky.

The price we receive for oil sales in both California and Kentucky is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.

California Oil Prices

Historically, the sale price we receive for our California heavy oil sales has been less than the quoted WTI price.  However, from March of 2011 through May 31, 2013, we received a premium for our California oil in comparison to the WTI price.  For the twelve months ended February 28, 2014, the average monthly WTI price was $98.35, and the average monthly sale price was $95.83, which was a discount of 2.6% from the average monthly WTI price.  In comparison, for the twelve months ended February 28, 2013, the average monthly WTI price was $93.08 and the average monthly sale price we received was $99.09 resulting in a premium that was 6.5% above the average monthly WTI price.  We are unable to forecast if we will again receive a premium for our California heavy oil sales in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive on our oil sales.

Kentucky Oil Prices

Our first sales of oil in Kentucky occurred in October 2013.  For the twelve months ended February 28, 2014, we received an average price of $96.43 in comparison to the average WTI price of $98.35 representing a discount of 2.0% from the average WTI for the same twelve month period.

Kentucky Gas Prices

The sale price we receive for gas per Mcf (Thousand Cubic Feet) is based on the Columbia Gas Transmission Corp. Appalachian Index (TCO Appalachia) whereby we will receive 76% of the Appalachian Index price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  Our first gas sales in Kentucky also occurred in October 2013.  For the twelve months ended February 28, 2014, we received an average price of $2.44 per Mcf in comparison to the average Henry Hub price of $4.06 per Mcf representing a 39.9% discount from the average Henry Hub price for the same twelve month period.

Results of Operations - Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues.  Total oil and gas revenues for the year ended February 28, 2014 increased $828,111, or 85.0%, to $1,802,791 in comparison to revenues of $974,680 for the year ended February 28, 2013.  Oil and gas sales volume increased 9,197 BOE (barrels of oil equivalent) or 93.5% to 19,034 (BOE) in comparison to 9,837 (BOE) for the twelve months ended February 28, 2013. These increases in both revenue and volume were due to the addition of nine new producing wells in California and five producing wells in Kentucky.  Our average sales price received on a BOE basis for the year ended February 28, 2014 was $94.71 in comparison to $99.09 for the year ended February 28, 2013.

California Revenue and Production

Revenues for the twelve months ended February 28, 2014 increased $519,057 or 53.3% to $1,493,737 in comparison to revenue of $974,680 for the twelve months ended February 28, 2013.  The average monthly sale price of a barrel of oil for the twelve months ended February 28, 2014 was $95.84 in comparison to $99.08 for the twelve months ended February 28, 2013.  The decrease of $3.25 or 3.3% in the average monthly sale price of a barrel of oil was offset by the overall increase in sales volume.

Our net sales volume for the twelve months ended February 28, 2014 was 15,586 barrels of oil in comparison to 9,837 barrels sold for the twelve months ended February 28, 2013.  This increase in oil sales of 5,749 barrels or 58.5% was due to the nine new development wells put on production for the twelve months ended February 28, 2014.  Sales volume from the 11 wells that were producing in the comparative twelve month period was 8,674 barrels, a decrease of 1,163 barrels from 9,837 for the twelve months ended February 28, 2013.  This decrease was due to the natural production decline in our oil wells.

Production for the twelve months ended February 28, 2014 was from 20 wells resulting in 5,980 well days of production in comparison to 3,861 well days for the twelve months ended February 28, 2013.  The increase of 2,119 or 54.9% in well days of production came from an increase in days of production (125 days) from wells in production before March 1, 2013 and from the nine new development wells (1,994 days) that were put on production between May and November 2013.

Kentucky Oil Revenue and Production

Revenues for the twelve months ended February 28, 2014 were $304,858.  Our first well commenced production in October, 2013 and produced intermittently through February 28, 2014 due to harsh winter weather conditions in Kentucky. One additional well began production in December, 2013 and two other wells began production in February, 2014. These three wells also produced intermittently through February 28, 2014.  The average monthly sale price of a barrel of oil for the twelve months ended February 28, 2014 was $96.43.  Our net sales volume for the twelve months ended February 28, 2014 was 3,162 barrels.

Kentucky Gas Revenue and Production

Revenues for the twelve months ended February 28, 2014 were $4,196 and commenced in October 2013.  The average monthly sale price per Mcf for the twelve months ended February 28, 2014 was $2.44.  Our net sales volume for the twelve months ended February 28, 2014 was 1,718 Mcf.

Our oil and gas revenues from California and Kentucky are set forth in the table below:

	Twelve Months Ended February 28, 2014		Twelve Months Ended February 28, 2013
Project	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project (Oil)	$1,493,737	82.9%	$974,860	100.0%
Kentucky – Twin Bottoms Field (Oil)	304,858	16.9%	-	-
Kentucky – Twin Bottoms Field (Gas)	4,196	0.2%	-	-
	$1,802,791	100.0%	$974,860	100.0%

Operating Expenses. Total operating expenses increased $202,690 or 10.8% to $2,080,129 for the year ended February 28 2014 in comparison to $1,877,439 for the year ended February 28, 2013.

Our operating expenses are set forth in the table below:

	Twelve Months Ended	Twelve Months Ended
	February 28, 2014	February 28, 2013
Production expenses	$216,771	$133,278
Exploration and drilling	251,543	41,891
Depreciation, Depletion, Amortization (“DD&A”)	308,097	259,960
Write down on asset abandonment	39,446	-
Bad debt expense (recovery)	-	239,000
G&A	1,264,272	1,203,310
Total operating expenses	$2,080,129	$1,877,439

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, property taxes and well workover expenses and directly relate to the number of wells that were producing during the year.  These expenses increased $83,493, or 62.6%, for the year ended February 28, 2014.  The increase in production expenses is directly related to our putting on production nine new wells in California and five new wells in Kentucky.  Production expenses represented 10.4% of total operating expenses in comparison to 7.1% for the twelve months ended February 28, 2013.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $209,652 for the year ended February 28, 2014 due to the dry hole expense of $212,256 related to the Chimney #1-11 exploratory well that was not successful.  For the year ended February 28, 2013, we did not have drilling activity.  Exploration and drilling expenses represented 12.1% of total operating expenses in comparison to 2.2% for the twelve months ended February 28, 2013.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  These expenses increased $48,137 or 18.5%, for the year ended February 28, 2014 due to our drilling activity in Kentucky.  DD&A expenses represented 14.8% of total operating expenses in comparison to 13.8% for the twelve months ended February 28, 2013.

During the twelve months ended February 28, 2014, we discontinued the use of the Dyer Creek production facility in California since all production is being processed at the Sunday production facility. We recognized a write down of $39,446 on the book value of this discontinued production facility. For the twelve months ended February 28, 2013 there was not a write down on any asset.  This write down expense represented 1.9% of total operating expenses for the twelve months ended February 28, 2014.

Bad debt expense (recovery) had no activity for the twelve months ended February 28, 2014. For the twelve months ended February 28, 2013, we recognized a write-off of $232,142 for certain receivables related to fundraising activities.  Bad debt expense represented 12.7% of total operating expenses for the twelve months ended February 28, 2013.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses increased $60,962 or 5.1% for the year ended February 28, 2014.  Management and employee salaries, director fees and stock compensation were relatively unchanged for the twelve months ended February 28, 2014.  Advertising, marketing and press release expense increased by $34,008 for the twelve months ended February 28, 2014, primarily due to public announcements relating to the new development wells being brought into production in California and the drilling results in Kentucky.  Travel expenses increased by $20,094 because of drilling activities in California and Kentucky for the twelve months ended February 28, 2014.  For the twelve months ended February 28, 2014, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $59,016 which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented approximately 60.8% of total operating expenses in comparison to 64.1% for the twelve months ended February 28, 2013.

Interest income increased $318,277 for the twelve months ended February 28, 2014 due to interest earned on the Note Receivable from App Energy, LLC.  For further discussion on this Note refer to the App Loan Agreement under the caption “Non-current Borrowings” in this MD&A.

Interest expense increased $888,260 for the year ended February 28, 2014 due to higher balances on our credit facility from advances made to fund the drilling program in California and our drilling activities and loan activities in Kentucky.  This financing transaction is discussed further in the MD&A section of this 10-K report under the caption “Non-current Borrowings – Maximilian Loan.”

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

Liquidity and Capital Resources

Our primary financial resource is our base of oil reserves. Our ability to fund our capital expenditure program is dependent upon the price levels we receive from our oil sales; the success of our exploration and development program in Kern County, California and Lawrence County, Kentucky; and the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $3.0 million in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources are set forth in the table below:

	February 28, 2014	February 28, 2013	Increase (Decrease)	Percentage Change
Cash	$500,431	$79,996	$420,435	525.6%
Current Assets	$2,142,887	$376,274	$1,766,613	469.5%
Total Assets	$10,677,910	$2,619,854	$8,058,056	307.6%
Current Liabilities	$(6,834,937)	$(4,152,656)	$(2,682,281)	(64.6%)
Total Liabilities	$(13,486,654)	$(5,981,245)	$(7,505,409)	(125.5%)
Working Capital	$(4,692,050)	$(3,776,382)	$(915,668)	(24.2%)

Our working capital deficit increased by $915,668 or 24.2% from a deficit of $3,776,382 at February 28, 2013 to a deficit of $4,692,050 at February 28, 2014.  Of this increase in the working capital deficit, $595,000 is due to the financial statement presentation of the 12% Subordinated Notes (“Notes”) being classified as a current liability rather than a non-current liability due to the term of the Notes expiring within the year ending February 28, 2015.  Accounting for this reclassification, the remaining increase in the working capital deficit was $320,668.  While we have ongoing positive cash flow from our oil and gas operations in California and Kentucky, we have not yet been able to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expenses.  The increase in our debt commitment was the primary factor for the increase in our working capital deficit.  We anticipate an increase in cash flow from our East Slope operations in Kern County, California and the Twin Bottoms Field in Lawrence County, Kentucky during the upcoming twelve months due to an ongoing drilling program that will result in an increase in the number of wells on production.

We have repositioned Daybreak to better meet our corporate goals and objectives by disposing of assets that impeded our cash flow and growth. In the last few years, we have disposed of properties in Alabama, Louisiana and Texas.  These actions have allowed us to move forward with our drilling and exploration programs in California and Kentucky.

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

For the current fiscal year, we have adequate financing commitments to carryout our planned exploration and development activities, however; we may seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Year Ended February 28, 2014	Year Ended February 28, 2013	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(2,178,064)	$51,377	$(2,229,441)	(4,340%)
Net cash (used in) investing activities	$(4,762,058)	$(154,181)	$(4,607,877)	2,989%
Net cash provided by financing activities	$7,360,557	$109,408	$7,251,149	6,628%

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the year ended February 28, 2014, we had an increase of $2,229,441 in the amount of funds used in our operating activities in comparison to the year ended February 28, 2013.  This increase in funds used in operating activities was due to a reduction of $777,749 in non-cash expenses and an improvement in our net loss of $836,376, for a net change of $58,435 offset by a net change in our asset and liability balances of $2,288,068 in comparison the to the year ended February 28, 2013.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of exploration and drilling costs; production costs; geological, geophysical and engineering services and acquisition of mineral leases.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses which we have incurred in order to address normal and necessary business activities.

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy, LLC (“App”) loan.  Cash flow used in investing activities for the year ended February 28, 2014 was $4,762,058 in comparison to $154,181 used in investing activities for the year ended February 28, 2013.  This change primarily reflects the cost of our muti-well drilling programs in California and Kentucky as well as approximately $2.9 million (net) in advances to App for their drilling in Kentucky. Refer to the caption “Non-current Borrowings – App Loan Agreement” for further discussion of the App loan.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by financing activities was $7,360,557 for the year ended February 28, 2014 in comparison to $109,408 for the year ended February 28, 2013.  We anticipate it will continue to be necessary to rely on additional funding from the capital markets in the current fiscal year to maintain our current drilling program.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities for the year ended February 28, 2014.

Current Borrowings

Related Party

During the years ended February 29, 2012 and February 28, 2013, the Company’s President and Chief Executive Officer loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 28, 2014 and 2013, the Line of Credit had an outstanding balance of $882,369 and $886,458, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,911 and  $32,553 for the years ended February 28, 2014 and 2013, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2014.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense was $27,415 and $22,934 for the years ended February 28, 2014 and 2013, respectively.  Unamortized debt discount amounted to $29,734 as of February 28, 2014.

For the year ended February 28, 2014, there was one 12% Subordinated noteholder who exercised the warrants associated with the 12% Note.  A total of 50,000 warrants were exercised and resulted in 100,000 shares of common stock being issued to the noteholder.

Non-current Borrowings

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the twelve months ended February 28, 2014 amounted to $131,963.  Unamortized debt discount amounted to $343,053 as of February 28, 2014.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App Energy, LLC (“App”) in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013. The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.   The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See the caption “App Loan Agreement” in the discussion below for further information).

The amended loan agreement contains customary covenants for loan of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The amended loan agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of the Company’s obligations under the amended loan agreement could be accelerated by Maximilian, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian, approximately 6.1 million common shares representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision; are exercisable for a period of three years expiring on August 28, 2016; and contain an exercise provison blocker that prevents any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky properties, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

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

During the twelve months ended February 28, 2014, the Company received multiple advances totaling $7,755,200 in aggregate that were used to participate in the Company’s spring and fall 2013 drilling programs at its East Slopes Project in Kern County, California; the drilling of its working interest in the Twin Bottoms Field in Kentucky; and, the advance of funds to App through a long-term note receivable.  The Company has recognized $1,577,562 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at February 28, 2014 and February 28, 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Maximilian Note	$2,163,405	$246,486
Maximilian Note Discount	(138,988)	(131,009)
	$2,024,417	$115,477

Non-current debt balances at February 28, 2014 and February 28, 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Maximilian Note	$6,833,703	$1,579,571
Maximilian Note Discount	(204,065)	(344,007)
	$6,629,638	$1,235,564

App Loan Agreement

In connection with amending and restating its loan agreement with Maximilian, on August 28, 2014 the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field in Lawrence County, Kentucky pursuant to a Loan and Security Agreement between the Company as lender and App as borrower (the “App Loan Agreement”).

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

The proceeds of the initial borrowing by App of $2.65 million under the App facility were primarily used to (a) pay loan fees and closing costs, (b) repay indebtedness and (c) finance the drilling of three wells by App in the Twin Bottoms Field in Lawrence County, Kentucky in which the Company has a 25% working interest.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.

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

In connection with the App Loan Agreement, App also granted to the Company the 25% working interest approximately 6,400 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

At February 28, 2014, the Company had advanced $3,550,000 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian.

Note receivable balances at February 28, 2014 and February 28, 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Note receivable – current	$793,727	$-
Note receivable – non-current	2,756,273	-
	$3,550,000	$-

Capital Commitments

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties in California.  For further information on the loan agreement with Maximilian refer to the discussion above under the caption “Non-current Borrowings” in this MD&A.

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

For the years ended February 28, 2014 and 2013, an aggregate of 266,755 and 904,845 shares vested, respectively.  For the years ended February 28, 2014 and 2013, the number of common shares available for issuance under the Plan increased by 4,080 and 3,830 shares, respectively.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 28, 2014, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 common stock shares remained available at February 28, 2014 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	312,880(5)	5,870	106,250
	3,000,000		2,882,010(1)	11,740	106,250

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

(3)

In accordance with the award, on July 16, 2013, 156,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

(4)

In accordance with the award, on July 22, 2013, 8,335 shares were vested.

(5)

In accordance with the award, on July 22, 2013, 106,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

For the years ended February 28, 2014 and 2013, the Company recognized compensation expense related to the above restricted stock grants of $12,426 and $27,134, respectively.  Unamortized compensation expense amounted to $2,515 as of February 28, 2014.

Oil and Gas Reserves

Daybreak’s total proved developed and undeveloped oil and gas reserves on a barrel of oil equivalent (“BOE”) basis increased by 470,868 barrels, or 168.6%, to 750,178 barrels for the year ended February 28, 2014 compared to 279,310 BOE for the year ended February 28, 2013.  Our Kentucky project added 173,971 barrels of oil and 26,090 Mcf of gas or an additional 4,348 BOE to our proved reserve base.  Proved developed oil reserves increased by 191,736 BOE or 365.1%, to 264,056 BOE for the twelve months ended February 28, 2014 compared to 72,320 barrels of oil for the twelve months ended February 28, 2013.  This increase was due to conversion of 104,368 BOE of proved undeveloped reserves in California to developed reserves and the addition of 43,126 BOE due to our involvement in Kentucky.  Proved undeveloped reserves increased by 135,180 BOE due to our involvement in Kentucky, and 3101,462 due to additional proved undeveloped reserves being added in California due to the results of our drilling program in California during the year ended February 28, 2014.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2014, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California and crude oil and gas from four wells in Lawrence County, Kentucky.  Our commitment to improving corporate profitability remains unchanged. During the year ended February 28, 2014, we were successful in reducing the operating loss by $625,421 or 69.3% to $277,338 in comparison to $902,759 for the year ended February 28, 2013. This achievement was accomplished by increasing revenues and controlling all expenses in an aggressive manner.

Our balance sheet at February 28, 2014 reflects total assets of $10,677,910 in comparison to $2,619,853 shown on the February 28, 2013 balance sheet.  This increase of approximately $8.0 million is comprised primarily of a $2.7 million increase in oil and gas properties; a $3.6 million increase in notes receivable and $1.0 million in deferred financing costs; and $0.8 million increase in cash and receivables for the year ended February 28, 2014.

At February 28, 2014, total liabilities were $13,486,654 in comparison to $5,981,245 as of February 28, 2013. This increase of approximately $7.5 million was due to increased borrowing through our credit facility for the multi-well drilling costs in California and Kentucky and our lending activities to a third party associated with the Kentucky drilling.

Our common stock issued and outstanding increased by 6,671,472 shares to 55,509,411 for the year ended February 28, 2014 in comparison to 48,837,939 for the year ended February 28, 2013.  This increase in shares was primarily due to the issuance of 6,122,552 as a part of our acquiring an average 25% working interest in the Twin Bottoms Field in Kentucky.  Additionally, share issuances were related to the conversion of our Series A Convertible Preferred stock to common stock and the exercise of warrants for common stock related to our 12% Subordinated Notes.

Accumulated Deficit

Our financial statements for the year ended February 28, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase of $1,398,352 or 5.4% in the accumulated deficit from $26,074,221 as of February 28, 2013 to $27,472,573 as of February 28, 2014 was due to the $1,398,352 net loss for the year.  Approximately $1,439,709 of the net loss can be attributed to interest expense and amortization of deferred financing costs.  For the year ended February 28, 2014 we had a net operating loss of $277,338.  We expect to be able to lower our net operating loss in the current year because of increased oil sales revenue from more wells being in production.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $500,431 and 79,996 as of February 28, 2014 and 2013, respectively.

Oil revenues

Oil revenues increased $828,111 or 85.0% to $1,802,791 for the year ended February 28, 2014 in comparison to $974,680 for the year ended February 28, 2013.  This increase was due to putting 9 more wells on production in California and four wells on production in Kentucky.

Operating Expenses

Operating expenses increased by $202,690 or 10.8% to $2,080,129 for the year ended February 28, 2014.  The increase was primarily related to putting 14 more wells on production in California and Kentucky and drilling one non-productive well in California.

Operating Loss

For the year ended February 28, 2013, we reported an operating loss of $277,338 in comparison to an operating loss of $902,759 for the year ended February 28, 2013.  This decrease in the operating loss of $625,421 or 69.3% was due to the increase in revenue from 14 additional wells put on production in California and Kentucky.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $1,398,352 was reported for the year ended February 28, 2014 in comparison to a net loss of $2,234,728 for the year ended February 28, 2013.  The decrease in net loss of $836,376 or 37.4% for the year ended February 28, 2014 was due to an increase in revenues offset by an increase in interest expense.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in 20 producing oil wells in our East Slopes Project located in Kern County, California.  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Our average working interest in these wells is 36.8% and the average net revenue interest is 28.4%.  During the year ended February 28, 2014, we successfully drilled and put on production nine additional development wells at our Sunday, Bear, Black and Ball locations.

Additionally, we have become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through our acquisition of a 25% working interest in approximately 6,400 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  The initial drilling program involved drilling five horizontal oil wells which have all been completed and are now producing.  The Company received its first Kentucky oil revenue from October production in November 2013.  Additionally, we have just completed drilling another four horizontal oil wells in Kentucky and expect production to commence sometime in June 2014.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and the Twin Bottoms Field in Kentucky.  The Company plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 28, 2014 and 2013.

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

Off-Balance Sheet Arrangements

As of February 28, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane, Washington

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 29, 2014

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2014 and 2013

	As of February 28,	As of February 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$500,431	$79,996
Accounts receivable:
Oil and gas sales	330,343	167,925
Joint interest participants	338,950	83,585
Loan commitment refund and other receivables, net of allowance for doubtful accounts of $239,000	30,039	16,315
Current portion – production revenue receivable	120,000	-
Prepaid expenses and other current assets	29,397	28,453
Current portion – note receivable	793,727	-
Total current assets	2,142,887	376,274
OIL AND GAS PROPERTIES, net, successful efforts method
Proved properties	2,914,965	1,126,783
Unproved properties	1,261,156	362,100
PREPAID DRILLING COSTS	14,915	722
PRODUCTION REVENUE RECEIVABLE	155,000	350,000
DEFERRED FINANCING COSTS, net	1,326,600	298,051
NON-CURRENT portion – note receivable	2,756,273	-
OTHER ASSETS	106,114	105,924
Total assets	$10,677,910	$2,619,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,158,546	$2,061,756
Accounts payable - related parties	952,652	794,203
Accrued interest	1,587	44,662
Current portion - notes payable, related party	250,100	250,100
12% Notes payable, net of discount of $17,129 and $-0-, respectively	327,871	-
12% Note payable - related party, net of discount of $12,605 and $-0-, respectively	237,395	-
Current portion – related party debt, net of discount of $138,988 and $131,009, respectively	2,024,417	115,477
Line of credit	882,369	886,458
Total current liabilities	6,834,937	4,152,656
LONG TERM LIABILITIES:
12% Notes payable, net of discount of $-0- and $32,928, respectively	-	312,072
12% Note payable - related party, net of discount of $-0- and $24,221, respectively	-	225,779
Non-current portion – related party debt, net of discount of $204,065 and $344,007 respectively	6,629,638	1,235,564
Asset retirement obligation	22,079	55,174
Total liabilities	13,486,654	5,981,245
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 737,565 and 888,565 shares issued and outstanding, respectively	738	889
Common stock- 200,000,000 shares authorized; $0.001 par value, 55,509,411 and 48,837,939 shares issued and outstanding, respectively	55,509	48,838
Additional paid-in capital	24,607,582	22,663,103
Accumulated deficit	(27,472,573)	(26,074,221)
Total stockholders’ deficit	(2,808,744)	(3,361,391)
Total liabilities and stockholders' deficit	$10,677,910	$2,619,854

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Years Ended February 28, 2014 and 2013

	Year Ended February 28,	Year Ended February 28,
	2014	2013

REVENUE:
	$1,802,791	$974,680
OPERATING EXPENSES:
Production	216,771	133,278
Exploration and drilling	251,543	41,891
Depreciation, depletion, amortization and impairment	308,097	259,960
Loss on asset write down	39,446	-
Bad debt expense	-	239,000
General and administrative	1,264,272	1,203,310
Total operating expenses	2,080,129	1,877,439
OPERATING LOSS	(277,338)	(902,759)

OTHER INCOME (EXPENSE):
Interest income	318,695	418
Interest expense	(1,439,709)	(551,449)
Loss on settlement of debt	-	(780,938)
Total other income (expense)	(1,121,014)	(1,331,969)

NET LOSS	(1,398,352)	(2,234,728)

Cumulative convertible preferred stock dividend requirement	(151,323)	(161,906)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,549,675)	$(2,396,634)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	52,044,497	48,801,920

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Years Ended February 28, 2014 and 2013

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2012	906,565	$907	48,787,769	$48,788	$22,538,089	$(23,839,493)	$(1,251,709)

Issuance of common stock for:
Company stock plan	-	-	-	-	27,134	-	27,134
Cancellation of stock plan issuances	-	-	(3,830)	(4)	(168)	-	(172)
Conversion of preferred stock	(18,000)	(18)	54,000	54	(36)	-	-
							-
Warrants issued in connection with debt financing	-	-	-	-	98,084	-	98,084

Net loss	-	-	-	-	-	(2,234,728)	(2,234,728)

BALANCE, FEBRUARY 28, 2013	888,565	$889	48,837,939	$48,838	$22,663,103	$(26,074,221)	$(3,361,391)

Issuance of common stock for:
Kentucky oil project	-	-	3,498,601	3,498	556,279	-	559,777
Debt financing			2,623,951	2,624	417,208		419,832
Company stock plan	-	-	-	-	12,426	-	12,426
Cancellation of stock plan issuances	-	-	(4,080)	(4)	(750)	-	(754)
Conversion of preferred stock	(151,000)	(151)	453,000	453	(302)	-	-
Warrant conversion			100,000	100	13,900		14,000

Issuance of warrants for:
Kentucky oil project	-	-	-	-	513,314	-	513,314
Debt financing	-	-	-	-	432,404	-	432,404

Net loss	-	-	-	-	-	(1,398,352)	(1,398,352)

BALANCE, FEBRUARY 28, 2014	737,565	$738	55,509,411	$55,509	$24,607,582	$(27,472,573)	$(2,808,744)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Years Ended February 28, 2014 and 2013

	Years Ended
	February 28, 2014	February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,398,352)	$(2,234,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	-	780,938
Bad debt expense (recovery)	-	239,000
Stock compensation	12,426	27,134
Depreciation, depletion, impairment and ARO expense	308,097	259,960
Loss on asset write down	39,446	-
Amortization of debt discount	159,378	63,556
Amortization of deferred financing costs	223,772	150,508
Non-cash interest income	(190)	(418)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	(162,418)	24,714
Accounts receivable - joint interest participants	(255,365)	8,635
Accounts receivable - other	61,276	(31,565)
Prepaid expenses and other current assets	(944)	40,602
Accounts payable and other accrued liabilities	(1,280,564)	321,723
Accounts payable - related parties	158,449	296,890
Accrued interest	(43,075)	104,428
Net cash provided by (used in) operating activities	(2,178,064)	51,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid drilling costs	(14,915)	-
Note receivable	(2,908,368)	-
Additions to oil and gas properties	(1,838,775)	(154,181)
Net cash used in investing activities	(4,762,058)	(154,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) notes payable	-	175,366
Proceeds from non-current debt	7,076,885	-
Proceeds from warrant conversion	14,000	-
Payment of deferred financing fees	-	(50,958)
Deferred financing fees	892,138	-
Proceeds from (payments to) line of credit	-	(15,000)
Principal payments on non-current debt	(622,466)	-
Net cash provided by financing activities	7,360,557	109,408

NET INCREASE IN CASH AND CASH EQUIVALENTS	420,435	6,604
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,996	73,392
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500,431	$79,996

CASH PAID FOR:
Interest	$1,067,068	$678,700
Income taxes	$-	$-

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Years Ended February 28, 2014 and 2013

	Years Ended
	February 28, 2014	February 28, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$155,289	$26,050
Interest converted to principal	$31,911	$32,553
Note paid directly from proceeds of note	$362,816	$150,000
Increase in note receivable for deferred interest	$317,816	$-
Note paid directly to accrued interest and fees	$-	$445,744
Note paid directly to pre-paid loan fees	$-	$123,318
Debt discount for assignment of working interest	$-	$515,638
Related party note paid directly to line of credit	$-	$15,000
ARO asset and liability reduction due to assignment of working interest	$-	$6,807
ARO asset and liability increase due to timing differences	$40,140	$-
Deferred financing fees paid directly from proceeds of long-term debt	$-	$150,691
Shares and warrants issued for oil and gas properties and deferred financing costs	$1,925,327	$-
Warrants issued for deferred financing fees	$-	$98,084
Unpaid deferred financing fees	$1,253,225	$50,507
Repurchase of stock through payment of payroll taxes	$754	$172
Conversion of preferred stock to common stock	$453	$-

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 28, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of $27,472,573 and a working capital deficit of $4,692,050, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.8% and the average net revenue interest is 28.4% for these same wells.

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 6,400 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has a net revenue interest in five producing oil wells in the Twin Bottoms Field.  Furthermore in April and May 2014, Daybreak participated in the drilling and completion of four additional oil wells in the Twin Bottoms Field.  The Company’s average working interest in these nine oil wells is 22.5% and the average net revenue interest is 19.7% in these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling programs in both California and Kentucky at a rate that is compatible with its cash flow and funding opportunities.

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

Daybreak’s financial statements as of February 28, 2014 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.  The Company routinely maintains balances in financial institutions where deposits may exceed the Federally insured deposit limit of $250,000.  The Company has not experienced any losses from such accounts and does not believe it is exposed to any significant credit risk on cash.

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil sales or joint interest billings to its working interest partners. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2014 and 2013.  At the Company’s East Slopes Project in California there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its gas production.  As of February 28, 2014, these three individual customers together represented 100% of crude oil and naural gas sales receivable.  If these buyers are unable to resell their products, or if they lose a significant sales contract; then the Company may incur difficulties in selling its oil and gas production.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  As of February 28, 2014 and 2013, the Company had recognized an allowance for doubtful accounts of $239,000.

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

The Company recognized asset impairments of $84,929 and $0 for the years ended February 28, 2014 and 2013, respectively.

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

The Company estimates the fair value of stock purchase warrants on the grant date using the Black-Scholes option pricing model (“Black-Scholes Model”) as its method of valuation for warrant awards granted during the year.  The Company’s determination of fair value of warrant awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables.  These variables include, but are not limited to, the Company’s expected price volatility over the term of the awards and discount rates assumed.

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its gas production.  At February 28, 2014 and 2013 these three individual customers represented 100.0% of crude oil and gas sales receivable.  If these buyers are unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

The table below sets forth the Company’s oil and natural gas revenues accounts receivable from California and Kentucky operations at February 28, 2014 and 2013.

		At February 28, 2014		At February 28, 2013
Project	Customer	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project (Oil)	Plains Marketing	$244,384	74.0%	$167,925	100.0%
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	85,120	25.8%	-	-
Kentucky – Twin Bottoms Field (Gas)	Jefferson Gas	839	0.2%	-	-
		$330,343	100.0%	$167,925	100.0%

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 28, 2014 and 2013.

Reclamation Bonds

Included in other assets as of February 28, 2014, are funds which have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates.

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

Income Taxes

The Company follows the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”).  As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates.  A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Oil and gas sales receivables balances at February 28, 2014 and 2013 represent crude oil and gas sales that occurred during the months of February 2014 and 2013.

Joint interest participant receivables balances at February 28, 2014 and 2013 represent amounts due from working interest partners.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2014 and 2013.

Production revenue receivable balances (current and non-current) of $275,000 in the aggregate, represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.

Note receivable balances (current and non-current) of $3,550,000 in aggregate, represent amounts due from a third party who is the Operator of the Company’s oil and gas project, the Twin Bottoms field in Kentucky.  Refer to the discussion in Note 7 – Note Receivable for further information on this note receivable.

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  As of February 28, 2014 and 2013 the Company had recognized an allowance for doubtful accounts of $239,000 and $239,000, respectively.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at February 28, 2014 and 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Proved leasehold costs	$2,236	$2,236
Unproved leasehold costs	1,261,156	362,100
Costs of wells and development	492,970	357,507
Capitalized exploratory well costs	4,018,899	2,170,600
Capitalized asset retirement costs	-	38,352
Total cost of oil and gas properties	5,775,261	2,930,795
Accumulated depletion, depreciation amortization and impairment	(1,599,140)	(1,441,912)
Oil and gas properties, net	$4,176,121	$1,488,883

Asset Retirement Obligation

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its oil and gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 28, 2014 and 2013, ARO obligations were considered to be long term based on the estimated timing of the anticipated cash flows.  For the years ended February 28, 2014 and 2013, the Company recognized accretion expense of $7,045 and $4,260, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the years ended February 28, 2014 and 2013 are set forth in the table below.

	February 28, 2014	February 28, 2013
Asset retirement obligation, beginning of period	$55,174	$44,107
Accretion expense	7,045	4,260
Recognition of working interest assignment	-	(4,701)
Change in asset retirement estimates	(40,140)	11,508
Asset retirement obligation, end of period	$22,079	$55,174

NOTE 6 — DEFERRED FINANCING COSTS:

Deferred financing costs at February 28, 2014 and 2013 relating to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	February 28, 2014	February 28, 2013
Deferred financing costs – loan fees	$151,139	$143,621
Deferred financing costs – loan commissions	476,103	83,536
Deferred financing costs – fair value of warrants	530,488	98,084
Deferred financing costs – fair value of common stock	419,832	-
	1,577,562	325,241
Accumulated amortization	(250,962)	(27,190)
	$1,326,600	$298,051

Amortization expense of deferred financing costs was $223,772 and $27,190 for the years ended February 28, 2014 and 2013, respectively.  Deferred financing costs of $950,320 at February 28, 2014 include the fair value of common shares and warrants issued to Maximilian and to a third party that assisted in both the original and the amended financing transactions.  Refer to the discussion in Note 10 – Current and Non-current Borrowings for further information on the deferred financing costs.

NOTE 7 — NOTE RECEIVABLE:

On August 28, 2013, the Company amended its credit facility with Maximilian as a part of a financing transaction in which the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field, the Twin Bottoms Field, in Lawrence County, Kentucky.  (See Note 10 – Current and Non-current Borrowings).

The Company’s loan agreement with App, dated August 28, 2013, provides for a revolving credit facility of up to $40 million, maturing on August 28, 2017, with a minimum commitment of $2.65 million (the “Initial Advance”).  All funds advanced to App, as borrower, by Daybreak, as lender, are to be borrowed by Daybreak under its amended loan agreement with Maximilian.  The Initial Advance bears interest of 16.8% per annum, and subsequent loans under the loan agreement bear interest at a rate of 12% per annum.  The App loan agreement also provides for a monthly commitment fee of 0.6% on the outstanding principal balance of the loans.  The obligations under the App loan agreement are secured by a perfected first priority security interest in substantially all of the assets of App, including its leases (“Kentucky Acreage”) in Lawrence County, Kentucky; an indemnity provided by App’s manager, John A. Piedmonte, Jr.; and, a guarantee by certain affiliates of App.

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

In connection with the App loan agreement, App also granted to the Company an average 25% working interest in the Kentucky Acreage, as described above.  The fair value of the 25% working interest was determined to be $1,073,091 and was recorded as unproved oil and gas properties.  Refer to Note 10 for further discussion on the related fair value.

At February 28, 2014, the Company had advanced $3,550,000 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian and $317,816 of interest withheld by Daybreak which was initially reported as deferred interest in the balance sheets.

Note receivable balances at February 28, 2014 and 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Note receivable – current	$793,727	$-
Note receivable – non-current	2,756,273	-
	$3,550,000	$-

NOTE 8 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $262,349 of the $1.5 million default remains unpaid and is included in the February 28, 2014 accounts payable balance.

NOTE 9 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2014 and 2013 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest to the Company’s President and Chief Executive Officer on the 12% Notes. Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 10 — CURRENT AND NON-CURRENT BORROWINGS:

Current Debt

Note Payable – Related Party

As of February 28, 2014 and 2013, the Company’s President and Chief Executive Officer has loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 28, 2014 and 2013, the Line of Credit had an outstanding balance of $882,369 and $886,458, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,911 and $32,553 for the years ended February 28, 2014 and 2013, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal is payable in full at the expiration of the term of the Notes, which is January 29, 2015.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2014.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense was $29,734 and $22,934 for the years ended February 28, 2014 and 2013, respectively.  Unamortized debt discount amounted to $29,734 as of February 28, 2014.

For the year ended February 28, 2014, there was one 12% Subordinated noteholder who exercised the warrants associated with the 12% Note. A total of 100,000 warrants were exercised and resulted in 100,000 shares of common stock being issued to the noteholder.

Non-current Debt

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, a related party, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense was $131,963 and $40,622 for the years ended February 28, 2014 and 2013, respectively.  Unamortized debt discount amounted to $343,053 as of February 28, 2014.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.

The loan agreement contained customary covenants for loan of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  In the event of a default, all of the Company’s obligations under the loan agreement may be accelerated by Maximilian, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 7 – Note Receivable).

The amended loan agreement contains customary covenants for loan of such type, including among other things, covenants that restrict the Company’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The amended loan agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of the Company’s obligations under the amended loan agreement could be accelerated by Maximilian, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016 shares and warrants as described in the paragraph below.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky Acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

The fair value of the 6.1 million shares was determined to be $979,609 based on the Company’s stock price on the grant date of $0.16.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $898,299 and included the following assumptions: a risk free interest rate of 2.48%; stock price of $0.16, volatility of 184.53%; and a dividend yield of 0.0%.  The Company determined that the common shares and warrants were issued in connection with the increase in Company’s borrowing limit and App’s $40 million revolving credit facility for which the Company was granted a 25% working interest.  Consequently, the fair value of the common shares and warrants totaling $1,877,907 was allocated to deferred financing costs ($804,816) and unproved oil and gas properties ($1,073,091) based on the amount of the increase in the revolving credit facility that is attributable to Daybreak and App.

On February 14, 2014, the Company at the request of Maximilian, amended the warrant agreement related to the above issuance of approximately 6.1 million warrants to include a warrant exercise blocker provision that would effectively prevent any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the currently issued and outstanding shares at the time of the exercise.  All other terms of the original warrant agreement remained unchanged.

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

The fair value of the above warrant issuances that were recognized as a deferred financing cost are being amortized over the term of the loan.  Amortization expense for the years ended February 28, 2014 and 2013 was $76,017 and $8,174 .  Unamortized deferred financing costs amounted to $425,863 as of February 28, 2014.

During the year ended February 28, 2014, the Company received multiple advances totaling $7,755,200 in aggregate that were used to participate in the Company’s spring and fall 2013 drilling programs at its East Slopes Project in Kern County, California; the drilling of its working interest in the Twin Bottoms Field in Kentucky; and, the advance of funds to App through a long-term note receivable.  The Company has recognized $1,577,562 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at February 28, 2014 and 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Maximilian Note	$2,163,405	$246,486
Maximilian Note Discount	(138,988)	(131,009)
	$2,024,417	$115,477

Non-current debt balances at February 28, 2014 and 2013 are set forth in the table below:

	February 28, 2014	February 28, 2013
Maximilian Note	$6,833,703	$1,579,571
Maximilian Note Discount	(204,065)	(344,007)
	$6,629,638	$1,235,564

NOTE 11 — STOCKHOLDERS’ DEFICIT:

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001.  The Company’s preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  During the years ended February 28, 2014 and 2013, nine and two conversions of 151,000 and 18,000 shares of Series A Preferred occurred resulting in 453,000 and 54,000 shares of our common stock being issued, respectively.

At February 28, 2014, there were 737,565 shares issued and outstanding, that had not been converted into our common stock.  As of February 28, 2014, there are 41 accredited investors who have converted 662,200 Series A Preferred shares into 1,986,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Totals	662,200	1,986,600	41

Automatic Conversion:

The Series A Preferred shall be automatically converted into the Company’s common stock if the common stock into which the Series A Preferred are convertible are registered with the SEC and at any time after the effective date of the registration statement the Company’s common stock closes at or above $3.00 per share for 20 out of 30 trading days.

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
		$1,447,943

Liquidation Preference:

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock by reason of their ownership thereof, and subject to the rights of any series of preferred stock that may rank on liquidation prior to the Series A Preferred, an amount equal to all accrued or declared but unpaid dividends on such shares, for each share of Series A Preferred then held by them.  The remaining assets shall be distributed ratably to the holders of common stock and Series A Preferred on a common equivalent basis.  Certain other events, as described in our Amended and Restated Articles of Incorporation, including a consolidation or merger of the Company or the disposition of the Company’s assets, may trigger the payment of the liquidation preference to the holders of Series A Preferred.

Voting Rights:

The holders of the Series A Preferred will vote together with the common stock and not as a separate class except as specifically provided or as otherwise required by law.  Each share of the Series A Preferred shall have a number of votes equal to the number of shares of common stock then issuable upon conversion of such shares of Series A Preferred.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 55,509,411 shares were issued and outstanding as of February 28, 2014.  In comparison, at February 28, 2013, a total of 48,837,939 shares were issued and outstanding.  This increase of 6,671,472 shares was attributable as shown below:

	Common Stock Balance	Valuation
Common stock, Issued and Outstanding, February 28, 2013	48,837,939
Conversion of Series A Convertible Preferred Stock to common stock	453,000	$-
Exercise of warrants issued with 12% Subordinated Notes	100,000	$14,000
Common stock issued in connection with the purchase of oil and gas properties/financing	6,122,552	$979,609
Common stock returned to 2009 Stock Plan (tax withholding liability)	(4,080)	$(754)
Common stock, Issued and Outstanding, February 28, 2014	55,509,411

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

NOTE 12 — WARRANTS:

Warrants outstanding and exercisable as of February 28, 2014 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,090,000	$0.14	0.75	1,090,000
Warrants issued in 2010 for services	150,000	$0.14	1.25	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	3.75	2,435,517
Warrants issued for Kentucky oil project	3,498,601	$0.10	2.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	2.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	4.50	309,503
	10,107,572			10,107,572

During the years ended February 28, 2014 and 2013, a total of 1,624,012 and -0- warrants expired, respectively.  The warrants that expired for the year ended February 28, 2014, had been issued to placement agents in conjunction with the Spring 2006 and July 2006 placements of the Company’s Common Stock.  During the years ended February 28, 2014 and 2013, there were 6,432,055 and 2,435,517 warrants issued, respectively.  The warrants issued in the year ended February 28, 2014, were in connection with the amended credit facility with Maximilian as described in Note 10 — Current and Non-current Borrowings.  During the years ended February 28, 2014 and 2013, there were 100,000 and -0- warrants exercised, respectively.  The exercised warrants were issued in conjunction with the 12% Subordinated Notes.  The outstanding warrants as of February 28, 2014 and 2013, have a weighted average exercise price of $0.09 and $0.39; a weighted average remaining life of 2.66 and 2.69 years; and an intrinsic value of $2,577,388 and $73,066, respectively.

On February 14, 2014, the Company at the request of Maximilian, amended the warrant agreement related to the above issuance of approximately 6.1 million warrants to include a warrant exercise blocker provision that would effectively prevent any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more that 9.99% of the currently issued and outstanding shares at the time of the exercise.  All other terms of the original warrant agreement remained unchanged.

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

For the years ended February 28, 2014 and 2013, an aggregate of 266,755 and 904,845 shares vested, respectively.  For the years ended February 28, 2014 and 2013, the number of common shares available for issuance under the Plan increased by 4,080 and 3,830 shares, respectively.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 28, 2014, a total of 2,882,010 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,893,750 of the shares had fully vested.  A total of 1,011,740 common stock shares remained available at February 28, 2014 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	312,880(5)	5,870	106,250
	3,000,000		2,882,010(1)	11,740	106,250

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

(3)

In accordance with the award, on July 16, 2013, 156,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

(4)

In accordance with the award, on July 22, 2013, 8,335 shares were vested.

(5)

In accordance with the award, on July 22, 2013, 106,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

For the year ended February 28, 2014and 2013, the Company recognized compensation expense related to the above restricted stock grants of $12,426 and $27,134, respectively.  Unamortized compensation expense amounted to $2,515 as of February 28, 2014.

NOTE 14 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2014	February 28, 2013
Computed at U.S. and state statutory rates (40%)	$(559,340)	$(893,890)
Permanent differences	94,980	14,631
Changes in valuation allowance	464,360	879,259
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2014	February 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$8,344,222	$7,230,280
Oil and gas properties	(832,267)	(189,156)
Stock based compensation	87,716	82,744
Other	(11,442)	-
Less valuation allowance	(7,588,229)	(7,123,868)
Total	$-	$-

At February 28, 2014, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $20,860,555, which will begin to expire, if unused, beginning in 2024.  The valuation allowances increased by $464,360 and $879,259 for the years ended February 28, 2014 and 2013, respectively.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of February 28, 2014.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 16 — SUBSEQUENT EVENTS:

On March 10, 2014, the Company issued 1,873,554 shares of the Company’s Common Stock to a third party from the exercise of 2,118,900 warrants that were issued in connection with arranging the financing transaction with Maximilian Resources LLC (“Maximilian”), a Delaware limited liability company and successor by assignment to Maximilian Investors LLC.

On April 4, 2014, the Company paid a third party that assisted in arranging the financing transaction with Maximilian $300,000 to settle all past and future commission amounts payable to the third party in relation to any financing received from received from Maximilian in the past or in the future.

On May 19, 2014, the Company signed a share to warrant agreement with Maximilian in which Maximilian returned to the Company 427,729 shares of the Company’s common stock in exchange for 427,729 warrants with the same terms as the warrants that were issued to Maximilian on August 28, 2013 as a part of the financing on the Kentucky oil project.

As of May 29, 2014, the Company had received additional advances from its revolving credit facility with Maximilian Investors LLC, now known as Maximilian Resources LLC of $3,500,000 in aggregate, of which $2,550,000 was in turn advanced to App Energy, LLC through its borrowing facility with the Company.

NOTE 17 — SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in Kern County, California and Lawrence County, Kentucky.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 28, 2014	As of February 28, 2013
Proved leasehold costs
Mineral Interests	$2,236	$2,236
Wells, equipment and facilities	4,511,869	2,566,459
Total Proved Properties	4,514,105	2,568,695

Unproved properties
Mineral Interests	1,261,156	307,531
Uncompleted wells, equipment and facilities	-	54,569
Total unproved properties	1,261,156	362,100

Less accumulated depreciation, depletion amortization and impairment	(1,599,140)	(1,441,912)
Net capitalized costs	$4,176,121	$1,488,883

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2014	February 28, 2013
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	994,343	54,569
Development costs	-	112,938
Exploration costs	251,543	41,891
Total costs incurred	$1,245,886	$209,398

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2014	February 28, 2013
Oil and gas revenues	$1,802,791	$974,680
Production costs	(216,771)	(133,278)
Exploration expenses	(251,543)	(41,891)
Depletion, depreciation, amortization and impairment	(308,097)	(259,960)
Result of oil and gas producing operations before income taxes	1,026,380	539,551
Provision for income taxes	-	-
Results of oil and gas producing activities	$1,026,380	$539,551

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by the certified independent engineering firm, PGH Petroleum and Environmental Engineers, LLC.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods when the estimates were made.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 29, 2012	222,710	-	222,710
Revisions(1)	24,971	-	24,971
Discoveries and extensions	63,120	-	63,120
Production	(9,837)	-	(9,837)
Purchases (sales) of minerals-in-place	(21,654)	-	(21,654)
February 28, 2013	279,310	-	279,310
Revisions(1)	(1,860)	-	(1,860)
Discoveries and extensions	487,128	27,807	491,762
Production	(18,748)	(1,717)	(19,034)
February 28, 2014	745,830	26,090	750,178

(1)

The revisions of previous estimates resulted from a revised increased estimate of reserve value after continued reservoir production and increased hydrocarbon prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2014	263,010	264,062	482,820	486,116	745,830	750,178
February 28, 2013	72,320	72,320	206,990	206,990	279,310	279,310
February 29, 2012	85,160	85,160	137,550	137,550	222,710	222,710

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2014 and 2013 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2014 and 2013 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2014	February 28, 2013
Future cash inflows	$71,943,890	$28,167,460
Future production costs (1)	(21,295,890)	(5,287,790)
Future development costs	(5,560,780)	(1,044,380)
Future income tax expenses (2)	-	-
Future net cash flows	45,087,220	21,835,290
10% annual discount for estimated timing of cash flows	(23,662,780)	(8,550,150)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$21,424,440	$13,285,140

(1)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s oil and gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Average oil prices are set forth in the table below.

	Average Price
	Oil (Barrel)	Natural Gas
Year ended February 28, 2014 (1)	$95.94	$2.44
Year ended February 28, 2013 (1)	$94.25	$-
Year ended February 29, 2012 (1)	$104.39	$-

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

	12 Months Ended
	February 28,2014	February 28, 2013
Standardized measure of discounted future net cash flows at the beginning of the year	$13,285,134	$7,257,450
Extensions, discoveries and improved recovery, less related costs	14,017,040	3,212,230
Revisions of previous quantity estimates	251,759	1,187,616
Sales of minerals in place	-	(696,475)
Net changes in prices and production costs	(1,752,247)	2,359,037
Accretion of discount	1,328,514	725,745
Sales of oil produced, net of production costs	(1,586,020)	(841,402)
Development costs incurred during the period	1,120,585	112,697
Changes in future development costs	(584,992)	459,939
Changes in timing of future production	(4,655,333)	(491,703)
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$21,424,440	$13,285,134

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2014, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	79	2008
Timothy R. Lindsey	62	2007
James F. Meara	61	2008
James F. Westmoreland	58	2008

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

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007.  He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008.  Mr. Lindsey has over thirty years of energy and mineral exploration, technical and executive leadership in global exploration, production, technology, and business development.  From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues.  From May 2008 to the present, Mr. Lindsey has also been the President and a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties.  From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27 year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey serves as a director and Chairman of the Board of Directors of Revett Minerals Inc., a publicly-listed company with mining activities in Montana.  He also formerly served as a director for Challenger Energy Corp., a Calgary-based oil and gas company and Rock Energy Resources, Inc., a Houston-based oil and gas company.  Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990.  Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists, the Montana Mining Association, and, the American Exploration and Mining Association.

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

James F. Westmoreland was elected Chairman of the Board of Directors in 2014, and appointed President and Chief Executive Officer and director in October 2008.  He also serves as interim principal finance and accounting officer.  Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008.  He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008.  From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters.  Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007.  Mr. Westmoreland has over 30 years of experience in oil and gas accounting, finance, corporate compliance and governance, both in the public and private sector.  He earned his Bachelor of Business Administration in accounting from the University of Houston.

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

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	58	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	53	2006	Chief Operating Officer

James F. Westmoreland was elected Chairman of the Board of Directors in 2014, and appointed President and Chief Executive Officer and director in October 2008.  He also serves as interim principal finance and accounting officer.  Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008.  He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008.  From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters.  Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007.  Mr. Westmoreland has over 30 years of experience in oil and gas accounting, finance, corporate compliance and governance, both in the public and private sector.  He earned his Bachelor of Business Administration in accounting from the University of Houston.

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

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports for our officers and directors were timely filed during the fiscal year ended February 28, 2014.

With respect to beneficial owners of more than 10% of our common stock, based solely on our review of such reports and written representations that no other reports were required, we believe that Maximilian Investors LLC, who has since assigned its holding to its affiliate, Maximilian Resources LLC (“Maximilian”), was delinquent in filing such Section 16(a) reports in a timely manner during the fiscal year ended February 28, 2014.  On August 28, 2013, the Company issued to Maximilian approximately 6.1 million common shares and warrants to purchase an additional approximately 6.1 million shares of the Company’s common stock.  Further, on February 14, 2014, the warrant agreement for the warrants was amended to include an exercise blocker provision that would effectively prevent any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more that 9.99% of the Company’s issued and outstanding shares at the time of the exercise.  These issuances, which are described in more detail in Note 16 to the financial statements accompanying this annual report on Form 10-K, resulted in Maximilian being the beneficial owner of more than 10% of our common stock.  Based on our review of Forms 3, 4 and 5 filed with the SEC, Maximilian did not timely file a Form 3 to report this acquisition or a Form 4 to report the change in beneficial ownership due to the amendment of the terms of the warrants.

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

During the fiscal year ended February 28, 2014, the Audit Committee met five times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1017, Spokane, Washington 99201.

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

Wayne G. Dotson, Timothy R. Lindsey and James F. Meara serve on the Audit Committee.  All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC, NYSE MKT LLC, formerly known as the NYSE AMEX LLC, requirements for Audit Committee service.  The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2014, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2014.  For the fiscal year ended February 28, 2014, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2014.

		Executive
Name	Age	Since	Office
James F. Westmoreland	58	2007	President and Chief Executive Officer
Bennett W. Anderson	53	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2014.

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

For the fiscal years ended February 28, 2014 and February 28, 2013, compensation to our Named Executive Officers consisted primarily of base salaries.  For the past five years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 84 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2014 and February 28, 2013.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2014	150,000(2)	-	-	-	150,000(2)
President and Chief Executive Officer	February 28, 2013	150,000(2)	-	-	-	150,000(2)
Bennett W. Anderson	February 28, 2014	89,400(3)	-	-	-	89,400(3)
Chief Operating Officer	February 28, 2013	89,400(4)	-	-	-	89,400(4)

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

(2)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until long-term financing and cash flow allow.  For the years ended February 28, 2014, and February 28, 2013, Mr. Westmoreland’s full annual salary of $150,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  For the current fiscal year, Mr. Westmoreland’s salary is also being accrued and will not be paid until cash flow allows.

(3)

As a result of the Company’s limited available cash, Mr. Anderson deferred partial salary payments during the year ended February 28, 2014.  For the year ended February 28, 2014, Mr. Anderson was paid $67,050; and $22,350 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  Mr. Anderson’s base salary is $63,000.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month.

(4)

As a result of the Company’s limited available cash, Mr. Anderson deferred salary payment during the fourth quarter of the year ended February 28, 2013.  For the year ended February 28, 2013, Mr. Anderson was paid $74,500; and $14,900 was accrued, but not paid.  This liability was recorded on our balance sheet under accrued liabilities.  During the year ended February 28, 2014, Mr. Anderson was paid $14,900 that was accrued, but not paid during the year ended February 28, 2013.  Mr. Anderson’s base salary is $63,000.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month.

Narrative Disclosure to Summary Compensation Table

Base Salaries

For the past five years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure; which was established on April 6, 2009.

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal year ended February 28, 2014 and February 28, 2013, effective April 6, 2009, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding our outstanding restricted stock awards held by our Named Executive Officers at the end of the fiscal year ended February 28, 2014.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Stock Awards
Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
James F. Westmoreland	-	-
President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer
Bennett W. Anderson	25,000(1)	8,750(1)
Chief Operating Officer

(1)

The Compensation Committee awarded 100,000 restricted shares to Mr. Anderson.  On the grant date of July 22, 2010, the closing price of our stock was $0.07 per share.  The restricted shares were granted pursuant to the 2009 Plan and fully vest equally over a period of four years at a rate of 25% each year.  In accordance with the award, on July 22, 2011, 25,000 shares vested, and on July 22, 2012, 25,000 were vested, and on July 22, 2013, 25,000 shares were vested.  The remaining 25,000 restricted shares are subject to restrictions that expire in 2014.  The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 85.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2014.

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

In addition to cash fees, effective as of April 6, 2009, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 28, 2014, and February 28, 2013.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 85 of this Form 10-K.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2014.(1).

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	19,500	-	-	19,500
Dale B. Lavigne(4)	18,750	-	-	18,750
Ronald D. Lavigne(4)	20,250	-	-	20,250
Timothy R. Lindsey	18,000	-	-	18,000
James F. Meara	20,000	-	-	20,000

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2014. Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning with the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until long-term financing is in place and cash flow allows.  For the year ended February 28, 2014, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until long-term financing and cash flow allows.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 28, 2014.

(4)

On March 5, 2014, Dale B. Lavigne and Ronald D. Lavigne resigned from their board positions, effective immediately.  At the time of their resignations, Dale Lavigne served as the Chairman of the Board of Directors, Chairman of the Compensation Committee and as a member of the Audit Committee, and Ronald Lavigne served as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 28, 2014.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,893,750	$0.07	1,011,740(2)
Total	2,893,750	$0.07	1,011,740(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 85.

(2)

Reflects initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the fiscal years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the fiscal years ended February 28, 2011 and 2010 respectively, as described in detail under the heading “Director Compensation”, beginning on page 87.  Also reflects 4,080 shares that were returned to the 2009 Plan during the year ended February 28, 2013, and 3,830 shares were returned to the 2009 Plan during each year ended February 29, 2012 and February 28, 2011, respectively.

Security Ownership of Certain Beneficial Owners and Management

Our two largest principal beneficial shareholders, and five directors and officers of the Company, together own and control about 20% percent of our outstanding common stock.

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

As of May 28, 2014, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 84; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Maximilian Resources LLC(5) 152 West 57th Street 54th Floor New York NY 10019	5,694,823	-	5,694,823	9.99

	Keith A. Hooper(6) 1529 W. Adams St. Chicago, IL 60607	3,176,077	-	3,176,077	5.5

	Timothy R. Lindsey, Director	910,000	-	910,000	1.6

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	500,000(7)	1,100,000	1.9

	Bennett W. Anderson, Chief Operating Officer	400,000(8)	-	400,000(8)	*

	All (5) directors and executive officers as a group	2,230,000	500,000(7)	2,730,000	4.8
Series A Convertible Preferred Stock(10)	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.04
	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	7.9

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers which have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 28, 2014).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 28, 2014).

(4)

Based upon 56,960,236 shares of common stock outstanding as of May 28, 2014 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 days of May 28, 2014.

(5)

Based upon the amount of shares issued to Maximilian Investors LLC, who has since assigned its holdings to Maximilian Resources LLC, (“Maximilian”) as consideration for Maximilian facilitating the Company’s transactions with App Energy LLC and entering into the amended loan agreement with the Company, minus the shares exchanged for common stock warrants as described in Note 16 to the financial statements accompanying this annual report on Form 10-K.  According to the Schedule 13D filed on May 28, 2014, Maximilian shares beneficial ownership, voting power and investment power with its affiliates, Platinum Credit Management LP, a Delaware limited partnership (“Platinum”) and the investment manager of Maximilian, and Mark Nordlicht, the Chief Investment Officer and principal owner of Platinum.  All three beneficial owners share the business address shown for Maximilian.

(6)

Reflects the last known information verified by Mr. Hooper, and includes 2,936,077 shares held directly or as a trustee by Mr. Hooper; and 240,000 shares held indirectly by Hooper Group, a company controlled by Mr. Hooper.

(7)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(8)

Includes 25,000 shares of restricted stock (with sole voting power) subject to all restrictions expiring 2014.

(9)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 28, 2014, 737,565 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

During the fiscal years ended February 28, 2014, and February 28, 2013, we had the following related party transactions:

During the years ended February 29, 2012 and February 28, 2013, the Company’s President and Chief Executive Officer loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that five of the current directors, Messrs. Wayne G. Dotson, Timothy R. Lindsey, and James F. Meara are independent.  Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.  Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements set forth in Section 805(c) of the NYSE MKT LLL Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2014 and February 28, 2013:

Services Rendered	Fees Billed FY 2014	Fees Billed FY 2013
Audit fees	$84,000	$86,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$84,000	$86,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01

Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 17, 2009 (15)

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

4.09

Form of Restricted Stock Award Agreement (6)*

4.10

Form of Restricted Stock Unit Award Agreement (6)*

4.11

Form of 12% Subordinated Note due 2015 (7)

4.12

Form of Warrant in connection with 12% Subordinated Notes (7)

4.13

Warrant Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (14)

4.14

First Amendment to Warrant Agreement dated as of February 14, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (15)

10.01

Prospect review and non-competition agreement for California project (8)

10.02

Prospect review agreement for California project (8)

10.03

Form of Subscription Agreement for 12% Subordinated Note due 2015 (9)

10.04

Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (10)

10.05

Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland. (11)

10.06

Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA. (11)

10.07

Loan and Security Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc., as borrower, and Maximilian Investors LLC, as lender (12)

10.08

Promissory Note dated as of October 31, 2012, by Daybreak Oil and Gas, Inc. in favor of Maximilian Investors LLC (12)

10.09

Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of October 31, 2012, executed by Daybreak Oil and Gas, Inc., in favor of Maximilian Investors LLC (12)

10.10

Assignment and Assumption Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc., as assignor, and Maximilian Investors LLC, as assignee (12)

10.11

Settlement and Release Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc. and Luberski Inc. (13)

10.12

Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (13)

10.13

Amended and Restated Loan and Security Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc., as borrower, and Maximilian Investors LLC, as lender. (14)

10.14

Loan and Security Agreement dated as of August 28, 2013, by and between App Energy, LLC, as borrower, and Daybreak Oil and Gas, Inc., as lender. (14)

10.15

Partial Assignment of Interest in Oil and Gas Leases dated as of August 28, 2013, made by App Energy, LLC to Daybreak Oil and Gas, Inc. (14)

10.16

Assignment of Net Profits Interest dated as of August 28, 2013, made by Daybreak Oil and Gas, Inc. to Maximilian Investors LLC. (14)

10.17

Share Exchange Agreement dated as of May 19, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (16)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC. (16)

23.2

Consent of MaloneBailey, LLP (16)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28m 2014. (16)

101.INS

XBRL Instance Document (17)

101.SCH

XBRL Taxonomy Schema (17)

101.CAL

XBRL Taxonomy Calculation Linkbase (17)

101.DEF

XBRL Taxonomy Definition Linkbase (17)

101.LAB

XBRL Taxonomy Label Linkbase (17)

101.PRE

XBRL Taxonomy Presentation Linkbase (17)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(9)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 8-K on November 5, 2012 and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 8-K on September 3, 2013 and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-K filed on May 28, 2010 and incorporated by reference herein
(16)	Filed herewith.
(17)	Furnished herewith.

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
Date: May 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: May 29, 2014		Date: May 29, 2014

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: May 29, 2014		Date: May 29, 2014