Form 10-Q
period 2014-08-31
Daybreak Oil & Gas, Inc.
filed 2014-10-10
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

At October 10, 2014 the registrant had 51,448,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31,	As of February 28,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,297	$500,431
Accounts receivable:
Oil and gas sales	403,049	330,343
Joint interest participants	151,734	338,950
Loan commitment refund and other receivables, net	127,746	30,039
Production revenue receivable – current	120,000	120,000
Prepaid expenses and other current assets	17,606	29,397
Note receivable – current	2,553,393	793,727
Total current assets	3,607,825	2,142,887
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	3,277,937	2,914,965
Unproved properties	1,274,882	1,261,156
PREPAID DRILLING COSTS	661,853	14,915
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	95,000	155,000
DEFERRED FINANCING COSTS, NET	1,271,315	1,326,600
NOTE RECEIVABLE – NON-CURRENT	3,712,647	2,756,273
OTHER ASSETS	106,156	106,114
Total assets	$14,007,615	$10,677,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,619,417	$2,158,546
Accounts payable – related parties	862,967	952,652
Accrued interest	2,314	1,587
Notes payable – related party	250,100	250,100
12% Notes payable, net	336,726	327,871
12% Notes payable – related party, net	243,912	237,395
Current portion – debt, net	2,652,435	2,024,417
Line of credit	880,010	882,369
Total current liabilities	6,847,881	6,834,937
LONG TERM LIABILITIES:
Long-term debt – net of current portion	11,785,982	6,629,638
Asset retirement obligation	25,063	22,079
Total liabilities	18,658,926	13,486,654
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 737,565 shares issued and outstanding	738	738
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,448,373 and 55,509,411 shares issued and outstanding, respectively	51,448	55,509
Additional paid-in capital	22,912,221	24,607,582
Accumulated deficit	(27,615,718)	(27,472,573)
Total stockholders’ deficit	(4,651,311)	(2,808,744)
Total liabilities and stockholders’ deficit	$14,007,615	$10,677,910

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2014	2013	2014	2013
REVENUE:
Oil and gas sales	$1,044,296	$478,208	$1,854,725	$706,812

OPERATING EXPENSES:
Production expenses	79,955	86,156	165,485	115,955
Exploration and drilling	6,027	53,737	12,810	234,694
Depreciation, depletion, amortization, and impairment	171,516	56,849	291,493	204,719
General and administrative	265,105	292,390	619,924	595,872
Total operating expenses	522,603	489,132	1,089,712	1,151,240
OPERATING INCOME (LOSS)	521,693	(10,924)	765,013	(444,428)

OTHER INCOME (EXPENSE):
Interest income	290,008	58	454,846	110
Interest expense	(697,187)	(261,912)	(1,363,004)	(474,130)

Total other income (expense)	(407,179)	(261,854)	(908,158)	(474,020)

NET INCOME (LOSS)	114,514	(272,778)	(143,145)	(918,448)

Cumulative convertible preferred stock dividend requirement	(33,462)	(40,466)	(66,923)	(80,779)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$81,052	$(313,244)	$(210,068)	$(999,227)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	56,422,568	49,059,947	56,819,345	48,955,725
Diluted	61,376,698	49,059,947	56,819,345	48,955,725

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31, 2014		August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(143,145)	$(918,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation		2,515	8,659
Depreciation, depletion, accretion and impairment expense		291,493	204,719
Amortization of debt discount		84,635	77,381
Amortization of deferred financing costs		209,844	48,849
Interest income		(42)	(105)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales		(72,706)	(132,125)
Accounts receivable – joint interest participants		187,216	(271,952)
Accounts receivable – other		(38,197)	(13,102)
Prepaid expenses and other current assets		11,791	13,145
Accounts payable and other accrued liabilities		(346,262)	223,211
Accounts payable – related parties		(89,685)	140,792
Accrued interest		72	(38,598)
Net cash provided by (used in) operating activities		97,529	(657,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties		(667,633)	(551,187)
Prepaid drilling costs		(646,938)	(233,291)
Deferred interest		655	-
Note receivable		(2,716,040)	(498,798)
Net cash used in investing activities		(4,029,956)	(1,283,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt		5,700,000	2,127,616
Proceeds from warrant exercise		7,000	-
Payment on long-term debt		(1,693,348)	(103,390)
Payment of deferred financing fees		(345,000)	(33,000)
Payments on line of credit		(2,359)	(18,000)
Net cash provided by financing activities		3,666,293	1,973,226

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS		(266,134)	32,376
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		500,431	79,996
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$234,297	$112,372

CASH PAID FOR:
Interest		$1,083,825	$367,931
Income taxes		$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties		$2,426	$273,654
Conversion of warrants		$1,874	$-
Common stock and warrants issued for oil and gas properties		$-	$1,073,091
Common stock and warrants issued for deferred financing costs	$		$804,816
Share-to-warrant exchange		$428	$-
Increase in note receivable for deferred interest		$-	$27,616
Increase in long-term note receivable with corresponding increase in long-term debt		$-	$272,386
ARO asset and liability increase		$1,906	$20,200
Unpaid deferred financing fees		$-	$92,109
Increase in note payable for stock acquisition and subsequent retirement		$1,708,447	$-
Conversion of preferred stock to common stock		$-	$24
Repurchase of stock through payment of payroll taxes		$490	$757

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

Basis of Presentation

The accompanying unaudited interim financial statements and notes for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, they do not include all of the information and footnote disclosures normally required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2015.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of August 31, 2014 has an accumulated deficit of $27,615,718 and a working capital deficit of $3,240,056 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, the Company has become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through its acquisition of an average 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  The Company has nine horizontal oil wells on production in Kentucky and is in the process of completing and bringing onto production an additional four horizontal oil wells also in Kentucky.  Daybreak’s average working interest in these thirteen oil wells is 22.5% and the average net revenue interest is 19.7% in these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling programs in both California and Kentucky at a rate that is compatible with its cash flow and funding opportunities.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth, which has resulted in positive cash flow from its oil and gas properties, it has not yet established a consistent positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of August 31, 2014 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2014 and February 28, 2014, as all joint interest owners have a history of paying their obligations.

At the Company’s East Slopes project in California, there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its natural gas production.  At August 31, 2014 and February 28, 2014 these three individual customers represented 100.0% of crude oil and natural gas revenues accounts receivable.  If these buyers are unable to resell their products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

The Company’s oil and natural gas revenues accounts receivable from California and Kentucky operations at August 31, 2014 and February 28, 2014 are set forth in the table below.

		At August 31, 2014		At February 28, 2014
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
California – East Slopes Project (Oil)	Plains Marketing	$204,288	50.7%	$244,384	74.0%
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	188,351	46.7%	85,120	25.8%
Kentucky – Twin Bottoms Field (Gas)	Jefferson Gas	10,410	2.6%	839	0.2%
		$403,049	100.0%	$330,343	100.0%

Allowances for doubtful accounts in receivables of loan commitments and other receivables relate to amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated.  Accounts receivable – Loan commitment refund and other receivables balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Loan commitment and other receivables	$366,746	$269,039
Allowance for doubtful accounts	(239,000)	(239,000)
	$127,746	$30,039

NOTE 5 — PREPAID DRILLING COSTS:

During the six months ended August 31, 2014 the Company was engaged in a multi-well drilling program at the Twin Bottoms Field in Lawrence County, Kentucky.  The Company had made prepayments for drilling costs at August 31, 2014 and February 28, 2014 as set forth in the table below.

	August 31, 2014	February 28, 2014
California	$16,452	$16,452
Kentucky	645,401	(1,537)
	$661,853	$14,915

NOTE 6 — OIL AND GAS PROPERTIES:

Oil and gas property balances at August 31, 2014 and February 28, 2014 are set forth in the table below.

	August 31, 2014	February 28, 2014
Proved leasehold costs	$2,236	$2,236
Unproved leasehold costs	1,274,882	1,261,156
Costs of wells and development	594,398	492,970
Capitalized exploratory well costs	4,570,859	4,018,899
Total cost of oil and gas properties	6,442,375	5,775,261
Accumulated depletion, depreciation, amortization and impairment	(1,889,556)	(1,599,140)
Net oil and gas properties	$4,552,819	$4,176,121

NOTE 7 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $215,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Production revenue receivable – current	$120,000	$120,000
Production revenue receivable – non-current	95,000	155,000
	$215,000	$275,000

NOTE 8 — DEFERRED FINANCING COSTS:

Deferred financing costs at August 31, 2014 and February 28, 2014 relate to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	August 31, 2014	February 28, 2014
Deferred financing costs – loan fees	$151,139	$151,139
Deferred financing costs – loan commissions	630,662	476,103
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,732,121	1,577,562
Accumulated amortization	(460,806)	(250,962)
	$1,271,315	$1,326,600

Deferred financing costs of loan commissions increased $154,559 for the six months ended August 31, 2014. The Company recognized amortization expense of $209,844 for the six months ended August 31, 2014.

NOTE 9 — NOTE RECEIVABLE:

At August 31, 2014, the Company had advanced $7,750,000 to App Energy, LLC, a Kentucky limited liability company (“App”) through its credit facility.  Note receivable balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Note receivable – current	$2,553,393	$793,727
Note receivable – non-current	3,712,647	2,756,273
	$6,266,040	$3,550,000

NOTE 10 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original partners’ default liability of approximately $1.5 million representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $258,349 remains unpaid and is included in the August 31, 2014 accounts payable balance.

NOTE 11 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2014 and February 28, 2014 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and interest to the Company’s President and Chief Executive Officer on the 12% Subordinated Notes further described in Note 12 – Current and Non-Current Borrowings below.  Payment of these items has been deferred until the Company’s cash flow situation improves.

NOTE 12 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current Debt

Note Payable – Related Party

As of August 31, 2014 and February 28, 2014, the Company’s President and Chief Executive Officer had loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2014, the Line of Credit had an outstanding balance of $880,010.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,641 for the six months ended August 31, 2014.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense was $15,372 for the six months ended August 31, 2014.

For the six months ended August 31, 2014, there was one 12% Subordinated noteholder who exercised the warrants associated with the 12% Note.  A total of 50,000 warrants were exercised and resulted in 50,000 shares of Common Stock being issued to the noteholder.

Current Notes balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
12% Subordinated Notes	$345,000	$345,000
12% Subordinated Notes discount	(8,274)	(17,129)
	$336,726	$327,871

Current Notes, related party balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
12% Subordinated Notes, related party	$250,000	$250,000
12% Subordinated Notes discount, related party	(6,088)	(12,605)
	$243,912	$237,395

Non-current Debt

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the original term of the loan.  Amortization expense was $69,263 for the six months ended August 31, 2014.

The Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  On March 10, 2014, one of the third parties exercised 2,118,900 warrants resulting in the issuance of 1,873,554 shares of the Company’s common stock.

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

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016; and contain an exercise blocker provision that prevents any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

On May 28, 2014 at Maximilian’s request, the Company finalized a share-for-warrant exchange agreement in which Maximilian returned to the Company 427,729 common shares and was in turn issued the same number of warrants containing the same provisions as the originally issued warrants.  This share-for-warrant exchange occurred so that Maximilian would hold no more than 9.99% of the Company’s common shares, issued and outstanding.  The Company determined that the share-for-warrant exchange did not result in any incremental fair value.

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment.  Additionally, Maximilian agreed to temporarily reduce the required monthly payment made by the Company until it has paid $1,000,000 less than payments required by the previous agreement.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

The additional advance, the reduction in the required monthly payment and the reduction in the interest rate were facilitated through the Company’s acquisition of 5,694,823 shares of its common stock held by Maximilian.  The repurchased shares were cancelled and restored to the status of authorized, but unissued stock.  The Company paid for the share repurchase transaction through an advance of $1,708,447 under the existing loan agreement with Maximilian.

During the six months ended August 31, 2014, the Company received multiple advances from Maximilian of approximately $5.7 million in aggregate that were used to participate in the multi-well drilling program at the Twin Bottoms Field in Kentucky and to advance funds to App through a long-term note receivable.  The Company made principal payments of approximately $1.7 million to Maximilian during the six months ended August 31, 2014.  The Company has recognized $154,559 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Maximilian Note	$2,790,355	$2,163,405
Maximilian Note Discount	(137,920)	(138,988)
	$2,652,435	$2,024,417

Non-current debt balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Maximilian Note	$11,921,851	$6,833,703
Maximilian Note Discount	(135,869)	(204,065)
	$11,785,982	$6,629,638

NOTE 13 — STOCKHOLDERS’ DEFICIT:

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At August 31, 2014, there were 737,565 shares issued and outstanding, that had not been converted into our common stock.  As of August 31, 2014, there are 41 accredited investors who have converted 662,200 Series A Preferred shares into 1,986,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Six Months Ended August 31, 2014	-	-	-
Totals	662,200	1,986,600	41

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  Dividends earned since issuance for each fiscal year and the six months ended August 31, 2014 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Year Ended February 28, 2014	59	151,323
Six Months Ended August 31, 2014	59	66,923
Total Accumulated Dividends		$1,514,866

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,448,373 shares were issued and outstanding as of August 31, 2014.  In comparison, at February 28, 2014, a total of 55,509,411 shares were issued and outstanding.  The decrease of 4,061,038 shares was attributable as shown below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2014	55,509,411
Exercise of warrants issued with 12% Subordinated Notes	50,000	$50
Exercise of warrants issued in connection with financing	1,873,554	$1,874
Common stock-for-warrant exchange (Maximilian)	(427,729)	$(428)
Transfer agent balancing adjustment	140,000	$140
Repurchase of common stock through financing	(5,694,823)	$(5,695)
Common stock returned to Stock Plan for payroll taxes	(2,040)	$2
Common stock, Issued and Outstanding, August 31, 2014	51,448,373

NOTE 14 — WARRANTS:

Warrants outstanding and exercisable as of August 31, 2014 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	0.25	1,040,000
Warrants issued in 2010 for services	150,000	$0.14	0.75	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	3.25	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.10	2.00	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	2.00	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	4.00	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.10	2.00	427,729
	10,635,301			8,366,401

There were no warrants that expired during the six months ended August 31, 2014.  During the six months ended August 31, 2014, there were 50,000 warrants exercised for a total of $7,000 that had been issued in conjunction with the 12% subordinated Notes and 2,118,900 warrants exercised that were issued in conjunction with financing the Company received in 2012 for a total of 2,168,900 warrants that were exercised in aggregate.  There were 427,729 warrants issued during the six months ended August 31, 2014 in connection with the Maximilian share-for-warrants exchange.  The remaining outstanding warrants as of August 31, 2014, have a weighted average exercise price of $0.11, a weighted average remaining life of 1.88 years, and an intrinsic value of $711,365.

NOTE 15 — RESTRICTED STOCK AND RESTRICTED STOCK UNIT PLAN:

At August 31, 2014, a total of 2,986,220 shares of restricted stock had been awarded and remained outstanding under the 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”).  There were 3,000,000 shares that were fully vested under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at August 31, 2014 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130	5,870	-
7/22/2010	25,000	3 Years	25,000	-	-
7/22/2010	425,000	4 Years	417,090	7,910	-
	3,000,000		2,986,220(1)	13,780(2)	-

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

For the six months ended August 31, 2014, the Company recognized compensation expense related to the above restricted stock grants in the amount of $2,515.  For the six months ended August 31, 2014, there were 2,040 shares of the Company’s common stock relating to the 2009 Plan that were returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of the shares.

NOTE 16 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2014	February 28, 2014
Computed at U.S. and state statutory rates (40%)	$(57,257)	$(559,340)
Permanent differences	60,328	94,980
Changes in valuation allowance	(3,071)	464,360
	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2014	February 28, 2014
Deferred tax assets:
Net operating loss carryforwards	$8,541,286	$8,344,222
Oil and gas properties	(986,884)	(832,267)
Stock based compensation	88,471	87,716
Other	(57,715)	(11,442)
Less valuation allowance	(7,585,158)	(7,588,229)
	$-	$-

At August 31, 2014, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $21,353,215 which will begin to expire, if unused, beginning in 2024.  The valuation allowance decreased approximately $3,071 for the six months ended August 31, 2014 and increased by $464,360 for the year ended February 28, 2014. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of August 31, 2014.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 18 — SUBSEQUENT EVENTS:

As of October 10, 2014, the Company had advanced an additional $300,000 to App Energy, LLC through its credit facility with the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2014 and in our Annual Report on Form 10-K for the year ended February 28, 2014.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Our management cannot provide any assurances that Daybreak will continue to sustain profitability.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 and in Part III, Item 1A. Risk Factors of this 10-Q Report.  Throughout this Quarterly Report on Form 10-Q, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Year-to-Date Results

For the six months ended August 31, 2014, we have been successful in accomplishing the following objectives:

•

Continuing our drilling program in Kentucky – We have brought four additional horizontal oil wells onto production. Additionally, we have successfully drilled another four additional horizontal oil wells that should be brought on production in October 2014.

•

Improving cash flow – Our oil and natural gas revenue has grown by 162% in comparison to the six months ended August 31, 2013, while the average realized hydrocarbon price has declined.

•

Reducing net loss – We achieved a net profit for the most recently completed quarter and have reduced our net loss for the year to less than $145,000 in comparison to a net loss of over $900,000 for the six months ended August 31, 2013.

Below is summary of our oil and natural gas projects in California and Kentucky.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs which exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the six months ended August 31, 2014, we had production from 20 wells.  We have been the Operator at the East Slopes Project since March 2009.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $700,000 in new capital investment within the East Slopes Project area during the remainder of the current fiscal year.

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

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder sand at approximately 2,200 feet.  In December 2009, we began a development program on this property by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  In May and June 2013, we drilled three additional development wells; the Bear #5, Bear #6 and Bear #7 on this property.  In November 2013, we drilled and put on production two additional development wells; the Bear #8 and Bear #9.  We have a 37.5% working interest in all wells at the Bear Property.  Our NRI in the Bear #1, Bear #2, Bear #3 and Bear #4 wells is 26.1%.  For the Bear #5, Bear #6 and Bear #7 wells our NRI is 30.1%.  Our NRI in the Bear #8 and Bear #9 wells is 31.7%.  The average working interest and NRI for the Bear property in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least ten more development wells to be drilled in the future.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property and is on the same fault system.  The Black #1 well was completed and put on production in January 2010.  In May 2013, we drilled a development well, the Black #2 on this property.  Production for both of these wells is from the Vedder sand at approximately 2,200 feet.  We have a 37.5% working interest with a 29.8% NRI in all wells on this property.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for at least three more development wells to be drilled in the future.

Ball Property

The Ball #1-11 well was drilled and put on production in late October 2010.  In June 2013, we drilled a development well the Ball #2-11, on this property.  Production on this property is from the Vedder sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  Our 3-D seismic data indicates a reservoir approximately 38 acres in size with the potential for at least three more development wells to be drilled in the future.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also drilled and put on production in late October 2010.  This well also produces from the Vedder sand and is located to the north of the Bear property on the same trapping fault.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  The Dyer Creek property has the potential for at least three more development wells to be drilled in the future.

Sunday Central Processing and Storage Facility

The oil produced from our acreage in California is considered heavy oil.  The oil ranges from 14° to 16° API (American Petroleum Institute) gravity.  All of the oil from our five producing properties is processed, stored and sold from the Sunday central processing and storage facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  We have completed an upgrade program to this facility including the addition of a second oil storage tank to handle the additional oil production from the wells drilled in 2013.

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $11 per barrel of oil for the six months ended August 31, 2014.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  Utilizing the data received from a previously drilled well that was not commercially successful, we expect to drill another exploratory well on this prospect during 2015.  Future Bull Run wells will require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size.  We have a 37.5% working interest in this prospect.

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

California Drilling Plans

We currently expect to drill as many as six additional wells in California in the fall of 2014 and the spring of 2015.  These planned wells represent a combination of both exploratory drilling and development well drilling.  Planned drilling activity will be undertaken as soon as possible after all applicable regulatory permits are received and financing is in place.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,300 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an average 25% working interest and an average NRI of 21.9% in all horizontal wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API gravity.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.  We plan to spend approximately $1.5 million in new capital investments within the Twin Bottoms Field during the remainder of the 2014-2015 fiscal year.

Gerald Grove Property

As of August 31, 2014, we had eight producing horizontal oil wells on this property.  Our first well, the Gerald Grove H-1 was put on production in mid-October 2013.  Our second well, the Gerald Grove H-3 was put on production in December 2013.  The Gerald Grove H-4 and Grove H-5, our third and fourth wells, were put on production in February of this year.  The next four horizontal oil wells on this property, the Gerald Grove H-7, Gerald Grove H-8, Gerald Grove H-9 and Gerald Grove H-10 were put on production in June and July of this year.

Dwight Dillon Property

Our first horizontal oil well on this property, the Dwight Dillon H-6 well was put on production in March of this year.

Kentucky Drilling Plans

In August and September of 2014, we continued our development well drilling program in Kentucky by drilling four additional horizontal oil wells.  Two of these new wells, the Lyons H-23 and Lyons H-24 have undergone hydraulic fracturing and joint production facilities are under construction.  The third and fourth wells, the Jackson H-20 and Dillon H-22, are scheduled to be hydraulically fractured in early October.  We expect to have all four of these wells on production by the end of October 2014.  If the fall and winter weather cooperates and local conditions permit and financing is in place, we plan on continuing our drilling activity through the end of our fiscal year.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and between Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in this MD&A as “Maximilian”), as lender, and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

Results of Operations – Three Months Ended August 31, 2014 compared to the Three Months Ended August 31, 2013

Revenues.  Our revenues are derived entirely from the sale of our share of oil and natural gas production.  The price we receive for oil sales in both California and Kentucky is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The price we receive for natural gas sales in Kentucky per Mcf is based on the Columbia Gas Transmission Corp. Appalachia Index (“TCO Appalachia”) whereby we will receive 76% of the TCO Appalachia price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  We do not have any natural gas production in California.

California Oil Sales

For the three months ended August 31, 2014, the average monthly WTI price was $101.97 and our average realized monthly sale price was $94.45, representing a discount of $7.52 per barrel or 7.4% lower than the average monthly WTI price.  In comparison, for the three months ended August 31, 2013, the average monthly WTI prices was $102.34 and our average realized monthly sale price was $98.79 representing a discount of $3.55 per barrel or 3.5% lower than the average monthly WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to WTI oil API gravity.

Kentucky Oil Sales

Our first oil sales in Kentucky occurred in October 2013.  For the three months ended August 31, 2014, our average realized monthly sale price was $99.86 in comparison to the average WTI price of $101.97 representing a discount of $2.11 per barrel or 2.1% from the average monthly WTI price.  The average monthly WTI price for the three months ended August 31, 2013 was $102.34 per barrel.  While we receive a premium to WTI price for our Kentucky oil, our transportation and handling costs result in a realized sales price that is generally lower than the quoted WTI price.

Kentucky Natural Gas sales

Our first natural gas sales in Kentucky also occurred in October 2013.  For the three months ended August 31, 2014, we received an average price of $2.80 per Mcf in comparison to the average Henry Hub price of $4.15 per Mcf representing a $1.35 or 32.5% discount from the average Henry Hub price.  The average Henry Hub price for the three months ended August 31, 2013 was $3.63 per Mcf.

Our oil and natural gas revenues for the three months ended August 31, 2014 and 2013 are set forth in the table below:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
California - East Slopes (Oil only)	$384,048	$478,208
Kentucky – Twin Bottoms (Oil)	648,853	-
Kentucky – Twin Bottoms (Natural Gas)	11,395	-
	$1,044,296	$478,208

Revenues for the three months ended August 31, 2014 increased $566,088 or 118.4% to $1,044,296 in comparison to revenue of $478,208 for the three months ended August 31, 2013.  In California, oil revenues decreased $94,160 due to both a decrease in the average realized sales price and the production volume.  The decline in the realized sales price was responsible for approximately $21,022 of the decline while the lower production volume was responsible for the remaining $73,138 of the decline.  The lower production volume in California was due to natural reservoir pressure decline.  There are no comparative numbers in oil or natural gas sales in Kentucky for the three months ended August 31, 2013, since there was no production during that time period.  The average realized sales price of all hydrocarbon sales in California and Kentucky on a BOE basis for the three months ended August 31, 2014 was $93.32 in comparison to $98.79 for California oil sales for the three months ended August 31, 2013.  This decrease of $5.47 or 5.5% in the average monthly realized sale price of BOE was offset by the oil and natural gas production from nine new wells in Kentucky.

Production for the three months ended August 31, 2014 was from 29 wells, 20 wells in California and nine wells in Kentucky, resulting in 2,434 well days of production in comparison to 1,594 well days from 18 wells in California and no wells in Kentucky for the three months ended August 31, 2013.  In California, our net production volume for the three months ended August 31, 2014 was 4,066 barrels of oil in comparison to 4,841 barrels for the three months ended August 31, 2013.  This decrease of 775 barrels or 16.0% was due to the natural decline in reservoir pressure for the three months ended August 31, 2014.  In Kentucky, production for the three months ended August 31, 2014 was 7,202 BOE from nine wells.

Operating Expenses.  Total operating expenses for the three months ended August 31, 2014 increased by $33,471 or 6.8% to $522,603, compared to $489,132 for the three months ended August 31, 2013.

Operating expenses for the three months ended August 31, 2014 and August 31, 2013 are set forth in the table below:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Production expenses	$79,955	$86,156
Exploration and drilling	6,027	53,737
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	171,516	56,849
General and Administrative (“G&A”)	265,105	292,390
	$522,603	$489,132

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the three months ended August 31, 2014, these expenses decreased by $6,201 or 7.2% in comparison to the three months ended August 31, 2013.  For the three months ended August 31, 2014 we had 20 wells on production in California and nine in Kentucky in comparison to 18 wells in California and none in Kentucky for the three months ended August 31, 2013.  On a BOE basis production expenses in California were $8.86 per barrel for the three months ended August 31, 2014 in comparison to $17.80 per barrel for the three months ended August 31, 2013.  In Kentucky, on a BOE basis, production expenses were $6.12 per barrel for the three months ended August 31, 2014.  Combined LOE for both California and Kentucky on a BOE basis was $7.11 per barrel.  Production expenses represented 15.2% of total operating expenses.

Production expenses in California and Kentucky for the three months ended August 31, 2014 and 2013 are set forth in the table below:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
California - East Slopes	$36,025	$86,156
Kentucky – Twin Bottoms	43,930	-
	$79,955	$86,156

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $47,710 or 88.8% to $6,027 for the three months ended August 31, 2014 in comparison to $53,737 the three months ended August 31, 2013.  The primary reason for the decrease in exploration and drilling expenses was due to recognition of dry hole expenses in California for the three months ended August 31, 2013.  Exploration and drilling expenses represented 1.1% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  For the three months ended August 31, 2014, DD&A expenses increased $114,667 to $171,516 in comparison to $56,849 for the three months ended August 31, 2013.  The increase in DD&A is directly related to our involvement in the Twin Bottoms Field oil well project in Kentucky and the depletion of those associated reserves.  We were not involved with the Kentucky project during the three months ended August 31, 2013.  DD&A expenses represented 32.8% of total operating expenses.

G&A expenses include the salaries of six full-time and two part-time employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended August 31, 2014, these expenses decreased $27,285 or 9.3% to $265,105 in comparison to $292,390 for the three months ended August 31, 2013.  Management and employee salaries and director fees were reduced by $17,308 or 10.2% for the three months ended August 31, 2014 largely due to reduced stock compensation expense from stock awards being fully amortized in comparison to the three months ended August 31, 2013.  Travel expenses decreased $8,450 or 75.3% because of the amount of drilling activity during the three months ended August 31, 2014 in comparison to the three months ended August 31, 2013.  For the three months ended August 31, 2014, we received, as Operator, administrative overhead reimbursement of $16,176 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 50.7% of total operating expenses for the three months ended August 31, 2014.

Interest income for the three months ended August 31, 2014 increased $289,950 in comparison to the three months ended August 31, 2013 primarily due to interest income earned on the Note receivable from App Energy. For further discussion on this Note refer to the App Loan Agreement under Long-term Financing section in this MD&A.

Interest expense for the three months ended August 31, 2014 increased $435,275 in comparison to the three months ended August 31, 2013.  The increase in interest expense was primarily from higher loan balances on our credit facility due to drilling program and lending activities in Kentucky, and the acquisition of our common stock shares from Maximilian.  The credit facility activity is discussed further in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Loan.”

Results of Operations – Six Months Ended August 31, 2014 compared to the Six Months Ended August 31, 2013

California Oil Sales

For the six months ended August 31, 2014, the average monthly WTI price was $101.83 and our average realized monthly sale price was $95.46 representing a discount of $6.37 per barrel or 6.3% lower than the average monthly WTI price.  In comparison, for the six months ended August 31, 2013, the average monthly WTI prices was $97.75 and our average realized monthly sale price was $98.17, representing a premium of $0.42 per barrel or 0.4% higher than the average monthly WTI pricing.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price.  However, from March of 2011 through May of 2013, we did receive a premium for our California oil in comparison to the WTI price.  We are unable to forecast if we will again receive a premium for our oil in comparison to the WTI price as there are many factors beyond our control that dictate the price we receive for our oil.

Kentucky Oil Sales

For the six months ended August 31, 2014, our average realized monthly sale price was $99.90 in comparison to the average WTI price of $101.83 representing a discount of $1.93 per barrel or 1.9% from the average monthly WTI price.  The average monthly WTI price for the six months ended August 31, 2013 was $97.75 per barrel.  Since our first sales of oil in Kentucky occurred in October 2013, we have no comparative sales numbers for the six months ended August 31, 2013.

Kentucky Natural Gas Sales

For the six months ended August 31, 2014, we received an average price of $2.87 per Mcf in comparison to the average Henry Hub price of $4.42 per Mcf representing a $1.55 per Mcf or 35.1% discount from the average Henry Hub price.  The average Henry Hub price for the six months ended August 31, 2013 was $3.82 per Mcf.

Our oil and natural gas revenues for the six months ended August 31, 2014 and 2013 are set forth in the table below:

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
California - East Slopes (Oil only)	$814,172	$706,812
Kentucky – Twin Bottoms (Oil)	1,022,024	-
Kentucky – Twin Bottoms (Natural Gas)	18,529	-
	$1,854,725	$706,812

Revenues for the six months ended August 31, 2014 increased $1,147,913 or 162.4% to $1,854,725 in comparison to revenue of $706,812 for the six months ended August 31, 2013.  In California, oil revenues increased $107,360 due to an increase in production volume offset by a decrease in the average realized sales price.  The increase in production resulted in an increase of $126,889 in revenue offset by $19,529 due to the lower realized sales price.  There are no comparative numbers in oil or natural gas sales in Kentucky for the six months ended August 31, 2013, since there was no production during that time period.  The average realized sales price of all hydrocarbon sales in California and Kentucky on a BOE basis for the six months ended August 31, 2014 was $91.71 in comparison to $98.17 for California oil sales for the six months ended August 31, 2013.  This decrease of $6.46 or 6.6% in the average monthly realized sale price of BOE was offset by the oil and natural gas production from nine new wells in Kentucky.

Production for the six months ended August 31, 2014 was from 20 wells in California and nine wells in Kentucky resulting in 4,599 well days of production in comparison to 2,626 well days from 18 wells in California for the six months ended August 31, 2013.  In California, our net production volume for the six months ended August 31, 2014 was 8,529 barrels of oil in comparison to 7,200 barrels for the six months ended August 31, 2013.  This increase of 1,329 barrels or 18.5% was primary due to an additional two wells that went on production in November 2013.  In Kentucky there was no production for the six months ended August 31, 2014.

Operating Expenses.  Total operating expenses for the six months ended August 31, 2014 decreased by $61,528 or 5.3% to $1,089,712 in comparison to $1,151,240 for the six months ended August 31, 2013.

Operating expenses for the six months ended August 31, 2014 and 2013 are set forth in the table below:

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
Production expenses	$165,485	$115,955
Exploration and drilling	12,810	234,694
DD&A	291,493	204,719
G&A	619,923	595,872
Total operating expenses	$1,089,712	$1,151,240

For the six months ended August 31, 2014, production expenses increased by $49,530 or 42.7% in comparison to $115,955 for the six months ended August 31, 2013.  This increase in production expenses is primary due to the addition of nine new development wells in Kentucky.  For the six months ended August 31, 2014 we had 20 wells on production in California and nine in Kentucky in comparison to 18 wells in California and none in Kentucky for the six months ended August 31, 2013.  On a BOE basis production expenses in California were $10.77 per barrel for the six months ended August 31, 2014 in comparison to $16.10 per barrel for the six months ended August 31, 2013.  In Kentucky, on a BOE basis, production expenses were $6.49 per barrel for the six months ended August 31, 2014.  Combined LOE for both California and Kentucky on a BOE basis was $8.32 per barrel.  Production expenses represented 15.2% of total operating expenses.

Production expenses for California and Kentucky for the six months ended August 31, 2014 and 2014 are set forth in the table below:

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
California - East Slopes	$91,874	$115,955
Kentucky – Twin Bottoms	73,611	-
	$165,485	$115,955

For the six months ended August 31, 2014 exploration and drilling expenses decreased $221,884 or 94.5% in comparison to $234,694 for the six months ended August 31, 2013.  The primary reason for the decrease in exploration and drilling expenses was due to recognition of dry hole expenses in California for the six months ended August 31, 2013.  There was no dry hole expense for the six months ended August 31, 2014.  Exploration and drilling expenses represented 1.2% of total operating expenses.

For the six months ended August 31, 2014, DD&A expenses increased $86,774 or 42.4% to $291,493 in comparison to $204,719 for the six months ended August 31, 2013.  The increase in DD&A is directly related to our involvement in the Twin Bottoms Field oil well project in Kentucky and the depletion of those associated reserves.  We were not involved with the Kentucky project during the six months ended August 31, 2013.  DD&A expenses represented 26.7% of total operating expenses.

For the six months ended August 31, 2014 G&A expenses increased $24,052 or 4.0% to $619,924 in comparison to $595,872 for the six months ended August 31, 2013.  Management and employee salaries and director fees were reduced by $27,517 or 8.1% for the six months ended August 31, 2014 largely due to reduced stock compensation expense from stock awards being fully amortized in comparison to the six months ended August 31, 2013.  Press release expense was reduced by $9,820 or 69.2% for the six months ended August 31, 2014 in comparison to the six months ended August 31, 2013.  This savings was realized by changing vendors for the press release services.  This trend of reduced expenses were offset by increases in legal, accounting and reserve report expense of $61,808 or 116.3% primarily due to additional expenses associated with responding to an SEC comment letter on our Form 10-K filing for the year ended February 28, 2013.  Additionally, travel expenses increased $2,182 or 15.4% due to the timing of our drilling activity during the six months ended August 31, 2014 in comparison to the six months ended August 31, 2013.  For the six months ended August 31, 2014, we received, as Operator, administrative overhead reimbursement of $32,997 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 56.8% of total operating expenses for the six months ended August 31, 2014.

Interest income for the six months ended August 31, 2014 increased $454,736 to $454,846 in comparison to $110 for the six months ended August 31, 2013 primarily due to interest income earned on the Note receivable from App Energy.  For further discussion on this Note refer to the App Loan Agreement under Long-term Financing section in this MD&A.

Interest expense for the six months ended August 31, 2014 increased $888,874 to $1,363,004 in comparison to $474,130 for the six months ended August 31, 2013.  The increase in interest expense was primarily from higher loan balances on our credit facility due to drilling program and lending activities in Kentucky, and the acquisition of our common stock shares from Maximilian.  The credit facility activity is discussed further in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Loan.”

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

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserves base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Kern County, California and Lawrence County, Kentucky and the availability of capital resource financing.  We plan to spend approximately another $2.2 million during the remainder of our current fiscal year in new capital investments; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or financing is unavailable.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at August 31 2014 in comparison to February 28, 2014 are set forth in the table below:

			Increase	Percentage
	August 31, 2014	February 28, 2014	(Decrease)	Change
Cash	$234,297	$500,431	$(266,134)	(53.2%)
Current Assets	$3,607,825	$2,142,887	$1,464,938	68.4%
Total Assets	$14,007,615	$10,677,910	$3,329,705	31.2%
Current Liabilities	$6,847,881	$6,834,937	$98,926	1.4%
Total Liabilities	$18,658,926	$13,486,654	$5,172,272	38.4%
Working Capital	$(3,240,056)	$(4,692,050)	$(1,451,994)	(30.9)%

Our working capital deficit decreased $1,451,994 or 30.9% to $3,240,056 at August 31, 2014 in comparison to $4,692,050 at February 28, 2014.  This decrease in the working capital deficit was primarily due to an increase in revenue from an additional four new development wells that were put on production in Kentucky during the six months ended August 31, 2014. For the three months ended August 31, 2014 we generated a net profit of $114,514. While we have ongoing positive cash flow from our operations in California and Kentucky we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements on a consistent basis.  We anticipate an increase in our cash flow from our operations in Kern County, California and Lawrence County, Kentucky during the current fiscal year will contribute to the continuing reduction in our working capital deficit and improved net profit results.

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

The Company’s financial statements for the six months ended August 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Since entering the oil and gas exploration industry, we have incurred quarterly net losses until this last quarter ended August 31, 2014.  As of August 31, 2014, we have an accumulated deficit of $27,615,718 and a working capital deficit of $3,240,056 which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months August 31, 2014	Six Months August 31, 2013	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$97,529	$(657,574)	$755,103	114.8%
Net cash (used in) investing activities	$(4,029,956)	$(1,283,276)	$(2,746,680)	214.0%
Net cash provided by financing activities	$3,666,293	$1,973,226	$1,693,067	85.8%

Cash Flow Provided by (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our oil and gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the six months ended August 31, 2014, we had a positive cash flow from operating activities of $97,529 in comparison to a cash flow deficit of $657,574 for the six months ended August 31, 2013.  This is an improvement of $755,103 in our cash flow from our operating activities for the six months ended August 31, 2014.  Non-cash account balances relating to DD&A; amortization of debt discount and deferred financing costs; and stock compensation accounted for an increase of $248,942 for the six months ended August 31, 2014.  Changes in our receivables and payables balances accounted for a net decrease of $306,458 in our cash flow for the six months ended August 31, 2014.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan. Cash used in investing activities for the six months ended August 31, 2014 was $4,029,956, an increase of $2,746,680 from the $1,283,276 used in investing activities for the six months ended August 31, 2013.  This increase was due to the two drilling programs of four wells each that were undertaken in Kentucky during the six months ended August 31, 2014 and advances made to App Energy for the same drilling programs.  Advances to App Energy during the six months ended August 31, 2014 were $2,716,040.  Effective August 21, 2014, in connection with amending our credit facility with Maximilian, we also amended the terms of the App Energy loan to eliminate App Energy’s right under the original loan agreement to waive up to three required monthly payments.  Refer to Note 9 – Note Receivable for further discussion of the App Energy loan.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash provided by our financing activities was approximately $3.7 million for the six months ended August 31, 2014 in comparison to cash used in our financing activities of approximately $2.0 million for the six months ended August 31, 2013.  We received advances on our loan commitment for drilling activities in California and Kentucky of approximately $5.7 million in aggregate offset by payments on our credit line, note payable and deferred financing fees.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2014.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2014 the Line of Credit had an outstanding balance of $880,010.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,641 for the six months ended August 31, 2014.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and is being amortized over the term of the Notes using the effective interest method.  Amortization expense was $15,372 for the six months ended August 31, 2014.

For the six months ended August 31, 2014, there was one 12% Subordinated noteholder who exercised the warrants associated with the 12% Note.  A total of 50,000 warrants were exercised and resulted in 50,000 shares of common stock being issued to the noteholder.

The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Six Months Ended August 31, 2014	50,000	50,000	1
Totals	150,000	150,000	2

Current Notes balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
12% Subordinated Notes	$345,000	$345,000
12% Subordinated Notes discount	(8,274)	(17,129)
	$336,726	$327,871

Current Notes, related party balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
12% Subordinated Notes, related party	$250,000	$250,000
12% Subordinated Notes discount, related party	(6,088)	(12,605)
	$243,912	$237,395

Non-current Borrowings

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $69,264 for the six months ended August 31, 2014.

The Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  On March 10, 2014, one of the third parties exercised 2,118,900 warrants resulting in the issuance of 1,873,554 shares of the Company’s common stock.

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

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016; and contain an exercise blocker provision that prevents any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

On May 28, 2014 at Maximilian’s request, the Company finalized a share-for-warrant exchange agreement in which Maximilian returned to the Company 427,729 common shares and was in turn issued the same number of warrants containing the same provisions as the originally issued warrants.  This share-for-warrant exchange occurred so that Maximilian would hold no more than 9.99% of the Company’s common shares issued and outstanding.  The Company determined that the share-for-warrant exchange did not result in any incremental fair value.

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment. Additionally, Maximilian agreed to temporarily decrease the required monthly payment made by the Company until a savings of $1,000,000 was realized by the Company.  The combined $3,200,000 in additional capital will be used by the Company for additional development well drilling on its Twin Bottoms Field acreage in Kentucky and to loan funds to App, its Kentucky drilling partner, for its portion of the development well drilling.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

The additional advance, the reduction in the required monthly payment and the reduction in the interest rate were facilitated through our acquisition of 5,694,823 shares of our common stock held by Maximilian.  The repurchased shares were cancelled and restored to the status of authorized, but unissued stock.  We paid for the share repurchase transaction through an advance of $1,708,447 under the existing loan agreement with Maximilian.

During the six months ended August 31, 2014, the Company received multiple advances from Maximilian of approximately $5.7 million in aggregate that were used to participate in the multi-well drilling program at the Twin Bottoms Field in Kentucky and to advance of funds to App through a long-term note receivable.  The Company made principal payments of approximately $1.7 million to Maximilian during the six months ended August 31, 2014.  The Company has recognized $154,559 in deferred financing costs associated with these advances which are being amortized over the amended term of the revolving credit facility.

Current debt balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Maximilian Note	$2,790,355	$2,163,405
Maximilian Note Discount	(137,920)	(138,988)
	$2,652,435	$2,024,417

Non-current debt balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Maximilian Note	$11,921,851	$6,833,703
Maximilian Note Discount	(135,869)	(204,065)
	$11,785,982	$6,629,638

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

The App Loan Agreement provides for a revolving credit facility of up to $40 million, maturing on August 28, 2017, with a minimum commitment of $2.65 million (the “Initial Advance”).  All funds advanced to App, as borrower, by Daybreak, as lender, are to be borrowed by Daybreak under its Amended Loan Agreement with Maximilian.  The Initial Advance bears interest at a rate per annum equal to 16.8%, and subsequent loans under the Loan Agreement bear interest at a rate per annum equal to 12%.  The App Loan Agreement also provides for a monthly commitment fee of 0.6% per month of the outstanding principal balance of the loans.  The obligations under the App Loan Agreement are secured by a perfected first priority security interest in substantially all of the assets of App, including the App leases in Lawrence County, Kentucky.

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

In connection with the App Loan Agreement, App also granted to the Company a 25% working interest in approximately 6,400 acres (currently 7,300 acres) in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

At August 31, 2014, the Company had advanced $7.75 million to App through its credit facility.  Note receivable balances at August 31, 2014 and February 28, 2014 are set forth in the table below:

	August 31, 2014	February 28, 2014
Note receivable – current	$2,553,393	$793,727
Note receivable – non-current	3,712,647	2,756,273
	$6,266,040	$3,550,000

As of October 10, 2014, the Company had advanced $300,000 to App Energy, LLC through its credit facility with the Company.

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and between Maximilian as lender, and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Long-Term Borrowings” in this MD&A.

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

At August 31, 2014, a total of 2,986,220 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 3,000,000 shares had fully vested.  A total of 1,013,780 common stock shares remained available at August 31, 2014 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130	5,870	-
7/22/2010	25,000	3 Years	25,000	-	-
7/22/2010	425,000	4 Years	417,090	7,910	-
	3,000,000		2,986,220(1)	13,780(2)	-

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

For the six months ended August 31, 2014, the Company recognized compensation expense related to the above restricted stock grants in the amount of $2,514.  For the six months ended August 31, 2014, there were 2,040 shares of the Company’s common stock relating to the 2009 Plan that were returned to the 2009 Plan to satisfy an employee’s payroll tax liability upon the vesting of the shares relating to the 2009 Plan.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.8% and the average net revenue interest is 28.4%.

Additionally, we have become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through our acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  We now have nine horizontal oil wells on production in Kentucky.  We are in the process of completing and bringing onto production an additional four horizontal oil wells also in Kentucky.  Our average working interest in these thirteen wells is 22.5% and the average net revenue interest is 19.7%.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Off-Balance Sheet Arrangements

As of August 31, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2014, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2014.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the six months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c) Stock Repurchases for the three months ended August 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2014 – June 30, 2014	-	N/A	-	-
July 1, 2014 – July 31, 2014	-	N/A	-	-
August 1, 2014 – August 31, 2014	5,694,823	$0.30(1)	-	-
Total	5,694,823

(1)

On August 21, 2014, in connection with and as consideration for the amendment to the Company’s credit facility with Maximilian and additional advances thereunder (see “Cash Flow Provided by Financing Activities – Non-current Borrowings”), the Company repurchased from Maximilian 5,694,823 shares of its common stock, $0.001 par value (the “Repurchased Shares”), which shares were originally issued to Maximilian in connection with the credit facility and constitute all shares of common stock owned by Maximilian, beneficially and of record. The purchase price for the Repurchased Shares was $1,708,446.90, or $0.30 per share, and was paid as an advance under the credit facility and added to the outstanding principal balance of the loan.  Maximilian continues to hold warrants to purchase up to 6,550,281 shares of common stock of the Company.  (For more information about the terms of the warrants, see “Cash Flow Provided by Financing Activities – Non-current Borrowings.”)  The Company believes that the acquisition of the Repurchased Shares will increase stockholder value by significantly reducing its number of common shares outstanding. The Repurchased Shares were cancelled and restored to the status of authorized but unissued stock.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.1(1)

First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company.

10.2(1)

First Amendment to Loan and Security Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company.

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

Date: October 10, 2014