Form 10-K
period 2015-02-28
Daybreak Oil & Gas, Inc.
filed 2015-05-22
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.19 on August 29, 2014, as reported by the Over-the-Counter Market was $9,351,491.

At May 20, 2015, the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include statements realating to future events or our future financial or operating performance, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections for the future of our business and our industry and are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:

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

•

Our ability to find, acquire and develop oil and natural gas properties;

•

Fluctuations in the levels of our oil and natural gas exploration and development activities;

•

Changes to our reserve estimates or the recovery of oil and gas quantities that is less than our reserve estimates;

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

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part 1, “Risk Factors”.  We specifically undertake no obligation to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our corporate office is located at 601 W. Main Ave., Suite 1017, Spokane, Washington 99201-0613.  Our telephone number is (509) 232-7674.  Additionally, we have a regional operations office located at 1414 S. Friendswood Dr., Suite 212, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

Oil and Natural Gas Overview

We are an independent oil and natural gas exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing oil and natural gas reserves through exploration and development activities and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find oil and natural gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.  A secondary means of generating returns can include the sale of either producing or non-producing lease properties.

Our long-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and natural gas properties and on the prevailing sales price for oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

The Company’s focus is to pursue oil and natural gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Prospects are generally brought to us by other oil and natural gas companies or individuals.  We identify and evaluate prospective oil and natural gas properties to determine both the degree of risk and the commercial potential of the project.  We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return.  Modern technology including 3-D seismic helps us identify potential oil and natural gas reservoirs and to mitigate our risk.  Currently, our core areas of activity are located in Kern County, California and Lawrence County, Kentucky although new opportunities may ultimately be secured in other areas.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In some instances, such as with our California operations, we strive to be the operator of our oil and gas properties.  As the operator, we are more directly in control of the timing, costs of drilling, completion and production operations on our projects.  In other instances, such as with our Kentucky properties, we may not serve as operator where we have concluded that the existing operator has existing operational knowledge, equipment and personnel in place, and operates competently and prudently and with the same operational goals that we would have if we served as operator.

Known Trends and Uncertainties

As we continue to pursue our exploratory and development drilling programs in our California and Kentucky properties the timing of these activities continues to be determined by current oil and natural gas prices; the availability of funds through our lending facility; and, the drilling permit approval process in California.  Additionally, our drilling programs are also very sensitive to drilling costs.  We attempt to control these costs through drilling efficiencies by working with service providers to receive acceptable unit costs.

In order to continue our drilling programs in California and Kentucky, we must be able to realize an acceptable margin between our expected cash flows from new production and our cost to drill and complete new wells.  If any combination of a decrease in oil and natural gas prices; the availability of drilling funds; and/or, the rising costs of drilling, completion and other field services occurs in future periods, we may be forced to modify or discontinue a planned drilling program.

Because of the size of our Company, we are susceptible to downward changes in the price we receive for our hydrocarbon sales especially crude oil.  There has been a significant amount of volatility and dramatic decline in the sale price of oil during the year ended February 28, 2015 that has negatively impacted our cash flows.

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

Significant Customers

At our East Slopes Project, located in Kern County, California, there is only one buyer available for the purchase of our oil production.  At our Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of our oil production and only one buyer available for the purchase of our gas production.  At February 28, 2015, these three individual customers together represented 100% of crude oil and natural gas sales receivable.  If these local purchasers are unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our oil and gas production.

The price we receive for oil sales in both California and Kentucky is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma contracts, less transportation costs and deductions that vary by grade of crude oil sold.

The price we receive for natural gas sales in Kentucky per thousand cubic feet (“Mcf”) is based on the Columbia Gas Transmission Corp. Appalachian Index (TCO Appalachia) whereby we will receive 76% of the Appalachian Index price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  We have no natural gas production in California.

California Oil Prices

Historically, the sale price we receive for our California heavy oil sales has been less than the quoted WTI price since the American Petroleum Institute (“API”) gravity of our produced oil ranges from 14° to 16° gravity.  However, from March of 2011 through May 31, 2013, we received a premium for our California oil in comparison to the WTI price.  For the year ended February 28, 2015, the average WTI price per barrel (“Bbl”) was $85.12, and the average realized sale price was $78.34, representing a discount of $6.78 or 8.0% from the average WTI price.  In comparison, for the year ended February 28, 2014, the average WTI price per Bbl was $98.35 and the average realized sale price was $95.84 resulting in a discount of $2.51 or 2.6% from the average WTI price.  The volatility and dramatic decline in the sale price of oil we received during the year ended February 28, 2015 is demonstrated by the average realized price having a high of $98.78 in June of 2014 and a low of $37.79 in January 2015. This represents a decline of 61.7% over that period of time.  We are unable to forecast if we will again receive a premium for our California heavy oil sales in comparison to the WTI price.

Kentucky Oil Prices

Our first sales of oil in Kentucky occurred in October 2013.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API gravity.  For the year ended February 28, 2015, we received an average realized sale price per Bbl of $80.82 in comparison to the average WTI price of $85.12 representing a discount of $4.30 or 5.0% from the average WTI price.  In comparison, for the year ended February 28, 2014, the average WTI price per Bbl was $98.35 and the average realized sale price was $96.43 resulting in a discount of $1.92 or 2.0% from the average WTI price.  The volatility and dramatic decline in the sale price of oil we received during the year ended February 28, 2015 is demonstrated by the average realized price having a high of $103.84 in June of 2014 and a low of $46.82 in January 2015. This represents a decline of 54.9% over that period of time.

Kentucky Natural Gas Prices

Our first natural gas sales in Kentucky also occurred in October 2013.  For the year ended February 28, 2015, we received an average price of $2.93 per Mcf in comparison to the average Henry Hub price of $3.99 per million BTU representing a discount of $1.06 or 26.5% from the average Henry Hub price.  In comparison, for the year ended February 28, 2014, we received an average price of $2.44 per Mcf in comparison to the average Henry Hub price of $4.07 per million BTU representing a discount of $1.63 or 40.0% from the average Henry Hub price.

Our oil and natural gas revenues from California and Kentucky are set forth in the table below.

		Twelve Months Ended February 28, 2015		Twelve Months Ended February 28, 2014
Project	Customer	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project (Oil)	Plains Marketing	$1,284,911	41.7%	$1,493,737	82.9%
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	1,734,400	56.2%	304,858	16.9%
Kentucky – Twin Bottoms (Natural gas)	Jefferson Gas	64,486	2.1%	4,196	0.2%
		$3,083,797	100.0%	$1,802,791	100.0%

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

Regulation

The exploration and development of oil and natural gas properties are subject to various types of federal, state and local laws and regulations.  These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, hydraulic fracturing operations, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells.  Failure to comply with such laws and regulations can result in substantial penalties.

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

All of the states in which we operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring of natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction.  States do not generally regulate wellhead prices or engage in other, similar direct economic regulation of production, but there can be no assurance they will not do so in the future.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations in Kentucky.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

Operational Hazards and Insurance

Our operations are subject to the usual hazards incident to the drilling and production of oil and natural gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires and pollution and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.  In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

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

Employees and Consultants

At February 28, 2015, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the future as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

Long-Term Success

Our success depends on the successful acquisition, exploration and development of commercial grade oil and natural gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow.  Oil and natural gas prices have been extremely volatile since June of 2014 as well as in recent years and are affected by many factors outside of our control.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.  Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and natural gas exploration and development industry.

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

Oil and natural gas prices are volatile.  Declines in commodity prices have adversely affected, and in the future may continue to adversely affect, our financial condition, liquidity, results of operations, cash flows, access to capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows.  The current decline being experienced in hydrocarbon prices has had an adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.

The commodity prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

•

changes in the supply of and demand for oil and natural gas;

•

market uncertainty;

•

the level of consumer product demands;

•

hurricanes and other weather conditions;

•

domestic governmental regulations and taxes;

•

the foreign supply of oil and natural gas

•

the price of oil and natural gas imports; and

•

overall domestic and foreign economic conditions.

These factors make it very difficult to predict future commodity price movements with any certainty. All of our oil and natural gas sales are made pursuant to contracts based on spot market prices and are not based on long-term fixed price contracts.  Oil and natural gas prices do not necessarily fluctuate in direct relation to each other.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures, which we may be unable to fund.

Our business plan contemplates the execution of our current exploration and development projects and the expansion of our business by identifying, acquiring, and developing additional oil and natural gas properties.  We plan to rely on external sources of financing to meet the capital requirements associated with these activities.  We will have to obtain any additional funding we need through debt and equity markets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

Low product price environments such as the current downturn in oil prices that we are currently experiencing, as well as operating difficulties and other factors, many of which are beyond our control, may cause our revenues and cash flows from operating activities to decrease and may limit our ability to internally fund our exploration and development activities.

We may make offers to acquire oil and natural gas properties in the ordinary course of our business.  If these offers are accepted, our capital needs will increase substantially.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and natural gas properties.  In addition, without the necessary funding, we may default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and natural gas property interests.

Price declines may result in impairments of our asset carrying values.

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our oil and gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.

The oil and natural gas business is highly competitive, placing us at an operating disadvantage.

We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or natural gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing.  We base our preliminary decisions regarding the acquisition of oil and or natural gas prospects and undertaking of drilling ventures upon general and inferred geology and economic assumptions.  This public information is also available to our competitors.

In addition, we compete with larger oil and natural gas companies with longer operating histories and greater financial resources than us.  These larger competitors, by reason of their size and greater financial strength, can more easily:

•

access capital markets;

•

recruit more qualified personnel;

•

absorb the burden of any changes in laws and regulation in applicable jurisdictions;

•

handle longer periods of reduced prices of natural gas and oil;

•

acquire and evaluate larger volumes of critical information; and

•

compete for industry-offered business ventures.

These disadvantages could create negative results for our business plan and future operations.

Our ability to reach and maintain profitable operating results is dependent on our ability to find, acquire, and develop oil and natural gas properties.

Our future performance depends upon our ability to find, acquire, and develop oil and natural gas reserves that are economically recoverable.  Without successful exploration and acquisition activities, we will not be able to develop reserves or generate production revenues to achieve and maintain profitable operating results.  No assurance can be given that we will be able to find, acquire or develop these reserves on acceptable terms.  We also cannot assure that commercial quantities of oil and natural gas deposits will be discovered that are sufficient to enable us to recover our exploration and development costs.

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

We have reported a net loss of $732,943 for the year ended February 28, 2015, and we have an accumulated deficit through February 28, 2015 of $28,205,516.  Without successful exploration and development of our properties any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our ability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at February 28, 2015 was approximately $17.5 million, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which will reduce the amount of funds we will have available to finance our operations.  This lack of funds could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to United States federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could become effective.  The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our Common Stock as well as affect our financial condition and results of operations.

Our oil and natural gas exploration and production, and related activities are subject to extensive environmental regulations, and to laws that can give rise to substantial liabilities from environmental contamination.

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

We have incurred expenses in connection with environmental compliance, and we anticipate that we will continue to do so in the future.  Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs.  Some of our properties may be affected by environmental contamination that may require investigation or remediation.  In addition, claims are sometimes made or threatened against companies engaged in oil and natural gas exploration and production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation.  Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our business, financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

In December 2009, the Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States including petroleum refineries, as well as certain onshore oil and natural gas production facilities, on an annual basis.

Moreover, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions to acquire and surrender emission allowances.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.  Although our current facilities are not subject to the EPA’s greenhouse gases reporting rules, the EPA has indicated that it is evaluating whether the rule should be applied to oil and natural gas production activities, perhaps on a field-wide basis.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations in Kentucky.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel, and, in February 2014, issued guidance for such activities.

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

The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources.  The EPA has indicated that it expects to issue its study report in 2015.  Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards sometime in 2015.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their findings, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Our proved reserves are estimates and depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of our oil and natural gas reserves, and our revenues, profitability and cash flows to be materially different from our estimates.

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our oil and natural gas reserves, which in turn could adversely affect our cash flows, results of operations, financial condition and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our oil and natural gas properties, which would reduce our earnings and our stockholders’ equity.

The present value of proved reserves will not necessarily equal the current fair market value of our estimated oil and natural gas reserves.  In accordance with reserve reporting requirements of the SEC, we are required to establish economic production for reserves on an average historical price.  Actual future prices and costs may be materially higher or lower than those required by the SEC.  The timing of both the production and expenses with respect to the development and production of oil and natural gas properties will affect the timing of future net cash flows from proved reserves and their present value.

The estimated proved reserve information is based upon reserve reports prepared by an independent engineer.  From time to time, estimates of our reserves are also made by our engineers for use in developing business plans and making various decisions.  Such estimates may vary significantly from those of the independent engineers and may have a material effect upon our business decisions and available capital resources.

When we make the determination to invest in oil or natural gas properties we rely upon geological and engineering estimates, which involve a high level of uncertainty.

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

•

equipment failures or accidents;

•

compliance with landowner requirements;

•

current oil and natural gas prices and estimates of future oil and natural gas prices;

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages.  Historically, there have been shortages of drilling and workover rigs, pipe and other oilfield equipment as demand for rigs and equipment has increased along with the number of wells being drilled.  These factors also cause significant increases in costs for equipment, services and personnel.  Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews, and associated supplies, equipment and services.  It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be.

Our financial condition will deteriorate if we are unable to retain our interests in our leased oil and natural gas properties.

All of our properties are held under interests in oil and natural gas mineral leases.  If we fail to meet the specific requirements of any lease, such lease may be terminated or otherwise expire.  We cannot be assured that we will be able to meet our obligations under each lease.  The termination or expiration of our “working interests” (interests created by the execution of an oil and natural gas lease) relating to these leases would impair our financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases.  We may not be able to obtain any such additional funds on acceptable terms.

Title deficiencies could render our oil and natural gas leases worthless; thus damaging the financial condition of our business.

The existence of a material title deficiency can render a lease worthless, resulting in a large expense to our business.  We rely upon the judgment of oil and natural gas lease brokers who perform the fieldwork and examine records in the appropriate governmental office before attempting to place a specific mineral interest under lease.  This is a customary practice in the oil and natural gas industry.

We anticipate that we, or the person or company acting as operator on the properties that we lease, will examine title prior to any well being drilled.  Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise.  Such deficiencies may render some leases worthless, negatively impacting our financial condition.

If we as operators, or the operator of our oil and natural gas projects fail to maintain adequate insurance, our business could be exposed to significant losses.

Our oil and natural gas projects are subject to risks inherent in the oil and natural gas industry.  These risks involve explosions, uncontrollable flows of oil, natural gas or well fluids, pollution, fires, earthquakes and other environmental issues.  These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage.  As protection against these operating hazards we maintain insurance coverage to include physical damage and comprehensive general liability.  However, we are not fully insured in all aspects of our business.  The occurrence of a significant event on any project against which we are not adequately covered by insurance could have a material adverse effect on our financial position.

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

We may lose key management personnel which could endanger the future success of our oil and natural gas operations.

Our President and Chief Executive Officer, who is also acting as our interim principal finance and accounting officer, our Director of Field Operations, and two of our directors each have substantial experience in the oil and natural gas business. The loss of any of these individuals could adversely affect our business.  If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended February 28, 2015 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

We have not held an annual meeting of our shareholders since 2010; as such, our shareholders have not had the opportunity to elect directors since 2010.

Our bylaws and the Washington Business Corporation Act state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting.  However, because we have had limited financial resources, and as a part of our efforts to minimize our general and administrative costs, we have not held an annual meeting of our shareholders since 2010.  As such, our shareholders have not had the opportunity to vote in an election of our directors since 2010.  We plan to hold an annual shareholders’ meeting in the next year; however, if we do not, or if we otherwise fail to hold annual shareholders’ meetings in the future, our shareholders will likely not have the opportunity to vote on the election of our directors.

The market price of our Common Stock could be volatile, which may cause the investment value of our stock to decline.

Daybreak’s Common Stock (OTCQB: DBRM) trades on the OTC Markets, the OTCQB venture stage marketplace for early stage and developing U.S. and international companies.

Because of the limited liquidity of our stock, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and natural gas exploration and development industry including volatility in oil and natural gas prices, and other events or factors.

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

In the past shares of our Common Stock have been offered and sold in private placements at significant discounts to the trading price of the Common Stock at the time of the offering.  Sales of substantial amounts of Common Stock eligible for future sale in the public market, or the availability of shares for sale, including shares issued upon exercise of outstanding warrants, could adversely affect the prevailing market price of our Common Stock and our ability to raise capital by an offering of equity securities.

Privately placed issuances of our Common Stock, Preferred Stock and warrants have and may continue to dilute ownership interests which could have an adverse effect on our stock prices.

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 28, 2015, there were 51,457,373 shares of Common Stock and 734,565 shares of Series A Convertible Preferred stock outstanding.

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

We may seek to raise additional funds in the future through debt financing, which may impose operational restrictions and may further dilute existing ownership interests.

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

We do not anticipate paying dividends on our Common Stock, which could devalue the market value of these securities.

We have not paid any cash dividends on our Common Stock since our inception.  We do not anticipate paying cash dividends in the foreseeable future.  Any dividends paid in the future will be at the complete discretion of our Board of Directors.  For the foreseeable future, we anticipate that we will retain any revenues that we may generate from our operations.  These retained revenues will be used to finance and develop the growth of the Company.  Prospective investors should be aware that the absence of dividend payments could negatively affect the market value of our Common Stock.  Investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our Common Stock.

A terrorist attack, anti-terrorist efforts or other armed conflict could adversely affect our business by decreasing our revenues and increasing our costs.

A terrorist attack, anti-terrorist efforts or other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations.  If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a decrease in our revenues.  Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our oil and natural gas assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 28, 2015, we were involved in oilfield projects in Kern County, California and Lawrence County, Kentucky.  During the year ended February 28, 2013, we received revenue only from our oilfield project in Kern County, California having commenced production activities in Lawrence County, Kentucky during the year ended February 28, 2014.  We have not filed any estimates of total, proved net oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2015.  Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the twelve months ended February 28, 2015 we had production from 20 wells.  We have been the Operator at the East Slopes Project since March 2009.

We currently have production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.  We plan to spend approximately $675,000 in new capital investments within the East Slopes Project area in the 2015 - 2016 fiscal year.

Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder Sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well: the Sunday #2, Sunday #3 and Sunday #4H wells, respectively.  During May and June 2013, we drilled two additional development wells: the Sunday #5 and Sunday #6.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  In the Sunday #4H well, we a 33.8% working interest with a 27.1% NRI.  In both the Sunday #5 and Sunday #6 wells we have a 37.5% working interest and a NRI of 30.1%.  Our average working interest and NRI for the Sunday property in aggregate is 35.6% and 27.0%, respectively.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least five more development wells to be drilled in the future.

Bear Property

In February 2009, we made our second oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder Sand at approximately 2,200 feet.  In December 2009, we began a development program on this property by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  In May and June 2013, we drilled three additional development wells, the Bear #5, Bear #6 and Bear #7, on this property.  In November 2013, we drilled and put on production two additional development wells: the Bear #8 and Bear #9.  We have a 37.5% working interest in all wells on the Bear property.  Our NRI in the Bear #1, Bear #2, Bear #3 and Bear #4 wells is 26.1%.  For the Bear #5, Bear #6 and Bear #7 wells our NRI is 30.1%. Our NRI in the Bear #8 and Bear #9 wells is 31.7%.  The average working interest and NRI for the Bear property in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least ten more development wells to be drilled in the future.

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

Ball Property

The Ball #1-11 well was put on production in late October 2010.  In June 2013 we drilled a development well, the Ball #2-11, on this property.  Production on this property is from the Vedder Sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  Our 3-D seismic data indicates a reservoir of approximately 38 acres in size with the potential for at least three more development wells to be drilled in the future.

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

By utilizing the Sunday centralized production facility our average operating expenses have been reduced from over $40 per barrel in 2009 to an average monthly expense of approximately $11 per barrel of oil for the twelve months ended February 28, 2015.  With this centralized facility and having permanent electrical power available, we have been able to decrease our operating expenses relating to oil processing and storage.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  Utilizing the data received from a previously drilled well that was not commercially successful, we expect to drill another exploratory well on this prospect.  Future Bull Run wells would require a pilot steam flood and additional production facilities.  We estimate that the Bull Run prospect is 70 acres in size.  We have a 37.5% working interest in this prospect.

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

California Drilling Plans

Future drilling plans include a combination of both exploratory drilling and development well drilling.  Planned drilling activity will be undertaken after all applicable regulatory permits are received, additional financing is in place, and there is an improvement in crude oil prices.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,300 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea Sand, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an approximate 25% working interest and an approximate NRI of 21.9% in all horizontal wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API gravity.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.

At February 28, 2015, we had 13 producing horizontal oil wells in the Twin Bottoms Field.  Our first well, the Grove #H-1, was put on production in October 2013.  During the year ended February 28, 2014, three additional oil wells, the Grove #H-3, Grove #H-4 and Grove #H-5, were put on production.  Nine additional horizontal oil wells, the Dillon #H-6, Grove #H-7, Grove #H-8, Grove #H-9, Grove #H-10, Jackson #H-20, Lyons #H-23, Lyons #H-24 and the Dillon #H-22, were put on production during the year ended February 28, 2015.  Our average working interest and NRI in these 13 producing horizontal oil wells is 22.4% and 19.6%, respectively.

Kentucky Drilling Plans

Future drilling activity in Kentucky will be undertaken after all applicable regulatory permits are received, additional financing is in place, and there is an improvement in crude oil prices.  We plan to spend approximately $1.4 million in new capital investments in the Twin Bottoms Field Project area in the 2015 - 2016 fiscal year.

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

Reserves

The following table sets forth our estimated net quantities of proved reserves as of February 28, 2015.

	Proved Reserves
Reserve Category	Oil (Barrels)	Natural Gas (Mcf)	Total Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE) (1)
Developed	278,233	98,110	294,585	33.2%
Undeveloped	567,426	156,750	593,551	66.8%
Total Proved	845,659	254,860	888,136	100.0%

(1)

Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil

The following table summarizes changes in our estimated net proved reserves for the year ended February 28, 2015.

Proved Reserves (BOE)
Balance as of February 28, 2014	750,178
Revisions	88,882
Discoveries and extensions	90,627
Production	(41,551)
Balance as of February 28, 2015	888,136

Revisions. Net upward revisions of 88,882 BOE in aggregate were a result of producing reservoir performance offset by lower hydrocarbon prices during the year ended February 28, 2015.

Discoveries and extensions. For the year ended February 28, 2015, extensions of 90,627 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  There were no extensions for the year ended February 28, 2015 added in California.

Production. Production in California was 16,052 BOE and 25,499 BOE in Kentucky representing 41,551 BOE in aggregate of proved reserves for the year ended February 28, 2015.

The following table summarizes changes in our estimated net proved undeveloped reserves for the year ended February 28, 2015.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2014	486,116
Revisions	86,846
Discoveries and extensions	73,363
Reclassified to proved developed	(52,774)
Balance as of February 28, 2015	593,551

Revisions. There were net upward revisions of 86,846 BOE in aggregate for the year ended February 28, 2015.

Discoveries and extensions. For the year ended February 28, 2015, extensions of 73,363 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  There were no extensions for the year ended February 28, 2015 in California.

Reclassification. We converted 52,774 BOE of proved undeveloped reserves to proved developed reserves for the year ended February 28, 2015 due to our drilling program in Kentucky.

The following table sets forth our estimated net proved developed reserves as of February 28, 2015 by project location.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	173,948	-	173,948	59.0%
Kentucky	104,285	98,110	120,637	41.1%
Total	278,233	98,110	294,585	100.0%

The following table sets forth our estimated net proved undeveloped reserves as of February 28, 2015 by project location.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	349,418	-	349,418	58.9%
Kentucky	218,008	156,750	244,133	41.1%
Total	567,426	156,750	593,551	100.0%

The Company has no proved undeveloped reserves that have remained undeveloped for a period greater than five years.  Under our current drilling plans, we intend to convert all 593,551 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2015 to proved developed reserves within five years of the date they were initially first disclosed as proved undeveloped reserves.

The following table sets forth our estimated proved reserves (BOE) and PV-10 valuation by project area.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	523,366	$10,105,470	57.7%
Kentucky	364,770	7,399,230	42.3%
Total	888,136	$17,504,700	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $17.5 million at February 28, 2015 a decline of approximately $3.9 million or 18.3% from the year ended February 28, 2014.  This decline is due entirely to the decline in hydrocarbon prices.  The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2015 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March 2014 through February 2015.  The benchmark average price for the year ended February 28, 2015 was $87.73 per barrel of oil and $3.90 per Mcf for natural gas.

These benchmark average prices were further adjusted for quality, transportation fees and other price differentials resulting in an average realized price of $85.49 for oil in California and $41.41 BOE in Kentucky.  Adverse changes in any price differential could reduce our cash flow from operations and the PV-10 of our proved reserves. Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 888,136 BOE for the year ended February 28, 2015 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

PGH is an independent petroleum engineering consulting firm registered in the State of Texas, and Frank J. Muser, a Petroleum Engineer, is the technical person at PGH primarily responsible for evaluating the proved reserves covered by their report.  Mr. Muser graduated from the The University of Texas at Austin with a Bachelor of Science degree in Chemical Engineering.  He is a licensed Professional Engineer in the states of Texas, Alabama, Kansas, North Dakota and West Virginia and has been employed by PGH as a staff engineer since 2012.  Mr. Muser has over 20 years of extensive oil and natural gas experience working in both private industry and for the State of Texas.  The services provided by PGH are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by PGH, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K.

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

Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  Reliable technology is a grouping of one or more technologies (including computational methods) that have been field-tested and have demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In order to establish reasonable certainty with respect to our estimated proved reserves, we employ technologies that have been demonstrated to yield results with consistency and repeatability.  The technical data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data.  Generally, oil and natural gas reserves are estimated using, as appropriate, one or more of these available methods: production decline curve analysis, analogy to similar reservoirs or volumetric calculations.  Reserves attributable to producing wells with sufficient production history are estimated using appropriate decline curves or other performance relationships.  Reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and technical data to assess the reservoir continuity.  In some instances, particularly in connection with exploratory discoveries, analogous performance data is not available, requiring us to rely primarily on volumetric calculations to determine reserve quantities.  Volumetric calculations are primarily based on data derived from geologic-based seismic interpretation, open-hole logs and completion flow data.  When using production decline curve analysis or analogy to estimate proved reserves, we limit our estimates to the quantities of oil and natural gas derived through volumetric calculations.

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

Delivery Commitments

As of February 28, 2015, we had no commitments to provide any fixed or determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements that require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

	For the Year Ended February 28,
	2015	2014	2013
Oil and Natural Gas Production Data:
California Oil	16,402	15,586	9,837
Kentucky Oil	21,460	3,162	-
Kentucky Gas (Mcf)	22,134	1,717	-
Kentucky Gas (BOE)	3,689	286	-
Total (BOE)	41,551	19,034	9,837

The following table sets forth our net share of oil and natural gas revenue by project area for the periods shown.

	For the Year Ended February 28,
	2015	2014	2013
Oil and Gas Revenue:
California (Oil only)	$1,284,911	$1,493,737	$974,680
Kentucky (Oil)	1,734,400	304,858	-
Kentucky (Gas)	64,486	4,196	-
Total	$3,083,797	$1,802,791	$974,680

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Year Ended February 28,
	2015	2014	2013
Average Price:
Oil – California (Bbls)	$78.34	$95.84	$99.09
Oil – Kentucky (Bbls)	80.82	96.43	-
Gas (Mcf)	2.93	2.44	-
Gas (BOE)	17.59	14.66	-
Average realized price total sales (BOE)	$74.26	$94.71	$99.09

The following table sets forth the average production cost (BOE) for the periods shown.

	For the Year Ended February 28,
	2015	2014	2013
Average Production Costs (BOE):
California	$10.99	$12.51	$13.55
Kentucky (BOE)	$5.96	$6.32	$-
Average production cost (BOE)	$7.94	$11.39	$13.55

The following table sets forth the developed and undeveloped oil and natural gas lease acreage held by us as of February 28, 2015. Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas.  Gross acres are the total number of acres in which we have an interest.  Net acres are the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

California	800	292	4,261	1,575	5,061	1,867
Kentucky	520	116	6,780	1,585	7,300	1,702
Total	1,320	409	11,041	3,160	12,361	3,569

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres for the years shown.

	Year Ended February 29, 2016		Year Ended February 28,2017		Year Ended February 28, 2018
	Gross	Net	Gross	Net	Gross	Net

California	53	20	2,963	1,095	1,204	445
Kentucky	465	108	825	193	535	125
Total	518	128	3,788	1,288	1,739	570

Acres expiring are based on contractual lease maturities.  We may extend the leases prior to their expiration based upon planned activities or for other business activities. In California, we have previously determined that there is no likely benefit to pursuing any drilling opportunities on the majority of the expiring leases, so the expiration of these leases is expected to be immaterial to our operations.  Further, none of our proved undeveloped reserves have been assigned to locations that are scheduled to be drilled after the expiration of the current leases.  All of our proved undeveloped reserves are assigned to leases that are currently held by production (HBP).

The following table sets forth our productive oil and gas wells by the property and in aggregate as of February 28, 2015.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
Kern County, California	20	7.3
Lawrence County, Kentucky	13	2.9
Total	33	10.2

The following table sets forth our exploratory and development well drilling activity for the periods shown.

	For the Year Ended		For the Year Ended		For the Year Ended
	February 28, 2015		February 28, 2014		February 28, 2013
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
Kern County, California
Exploratory	-	-	-	1	-	-
Developmental	-	-	9	1	-	-
Subtotal	-	-	9	2	-	-
Lawrence County, Kentucky
Exploratory	-	-	1	-	-	-
Developmental	8	-	4	-	-	-
Subtotal	8	-	5	-	-	-
Total	8	-	14	2	-	-

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

	Year Ended February 28, 2015		Year Ended February 28, 2014
	High	Low	High	Low
First Quarter	0.40	0.29	0.17	0.05
Second Quarter	0.35	0.17	0.21	0.12
Third Quarter	0.23	0.11	0.44	0.17
Fourth Quarter	0.16	0.05	0.46	0.28

As of May 20, 2015, the Company had 1,970 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

Series A Convertible Preferred Stock Conversions

Daybreak Series A Convertible Preferred Stock (“Series A Preferred”) was issued to 100 accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006.  For the year ended February 28, 2015, the company issued 9,000 shares of Common Stock to one accredited investor from the conversion of 3,000 shares of Series A Preferred stock.  The terms of the Series A Preferred are disclosed in the Company’s Amended and Restated Articles of Incorporation.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Conversion of Series A Preferred to the Company’s Common Stock by the accredited investors relies upon an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of February 28, 2015, 42 accredited investors have converted 665,200 Series A Preferred shares into 1,995,600 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Totals	665,200	1,995,600	42

Common Stock Issuances

During the year ended February 28, 2011, the Company closed on a private placement of 12% Subordinated Notes (“Notes”) to 13 accredited investors.  In conjunction with the Notes private placement, a total of 1,190,000 Common Stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and were initially set to expire on January 29, 2015.  On January 29, 2015, the Company entered into agreements with the holders of all but one of the 12% Subordinated Notes and associated warrants to extend the maturity date of such holders’ notes and warrants to January 29, 2017.  During the years ended February 28, 2015 and 2014, two of the 12% Notes holders exercised the warrants associated with the Notes, resulting in 50,000 and 100,000 Common Stock shares, respectively being issued to the Note holders.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the year ended February 28, 2015.  All shares awarded under the 2009 Restricted Stock and Restricted Stock Plan (“2009 Plan”) have either fully vested or been returned to the 2009 Plan for future awards.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	1,013,780(2)
Total	-	-	1,013,780(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan, as described in detail under Item 11. Executive Compensation – Equity Compensation Plan Information.

(2)

Reflects the initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the fiscal year ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the fiscal years ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the fiscal years ended February 28, 2011 and 2010 respectively, as described in detail under Item 11 – Executive Compensation, subheading “Director Compensation”.  Also reflects 2,040 shares that were returned to the 2009 Plan during the year ended February 28, 2015, 4,080 shares that were returned to the 2009 Plan during the year ended February 28, 2014, and 3,830 shares that were returned to the 2009 Plan during each year ended February 28, 2013 and February 29, 2012, respectively.

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

Under the 2009 Plan, we may grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee.  The Compensation Committee has the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards may be in the form of actual shares of restricted Common Stock or hypothetical restricted Common Stock Units having a value equal to the fair market value of an identical number of shares of Common Stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.  To date, the Compensation Committee has approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four-year vesting period, for Awards granted to non-employee directors.

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

Amendment and Termination

The Board at any time, and from time to time, may amend or terminate the 2009 Plan; provided, however, that such amendment or termination shall not be effective unless approved by the Company’s shareholders to the extent shareholder approval is necessary to comply with any applicable tax or regulatory requirements.  In addition, any such amendment or termination that would materially and adversely affect the rights of any Plan Participant shall not to that extent be effective without the consent of the affected Plan Participant.  The Compensation Committee at any time, and from time to time, may amend the terms of any one or more Awards; provided, however, that the Compensation Committee may not effect any amendment that would materially and adversely affect the rights of any Plan Participant under any Award without the consent of such Plan Participant.

At February 28, 2015, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those were fully vested and remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	417,090(5)	7,910	-
	3,000,000		2,986,220(1)	13,780(2)	-

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

(5)

In accordance with the award, on of July 22, 2014, 106,250 shares were vested, with 2,040 shares being returned to the 2009 Plan.

For the year ended February 28, 2015, the Company recognized compensation expense related to the above restricted stock grants of $2,515.  There was no unamortized stock compensation expense remaining as of as of February 28, 2015.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the year ended February 28, 2015, one conversion of 3,000 shares of Series A Preferred occurred resulting in 9,000 shares of our Common Stock being issued.

At February 28, 2015, there were 734,565 shares issued and outstanding that had not been converted into our Common Stock.  As of February 28, 2015, there are 42 accredited investors who have converted 665,200 Series A Preferred shares into 1,995,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Totals	665,200	1,995,600	42

Automatic Conversion:

The Series A Preferred shall be automatically converted into Common Stock if the Common Stock into which the Series A Preferred are convertible is registered with the SEC and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for 20 out of 30 trading days.

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
		$1,580,577

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,457,373 shares were issued and outstanding as of February 28, 2015.  In comparison, at February 28, 2014, a total of 55,509,411 shares were issued and outstanding.  This decrease of 4,052,038 shares was attributable as shown in the table below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2014	55,509,411
Conversion of Series A Convertible Preferred Stock to Common Stock	9,000	$9
Exercise of warrants issued with 12% Subordinated Notes	50,000	$50
Cashless exercise of warrants	1,873,554	$1,874
Common stock-for-warrant exchange (Maximilian)	(427,729)	$(428)
Transfer agent balancing adjustment	140,000	$140
Share purchase and cancellation (Maximilian)	(5,694,823)	$(5,695)
Common stock returned to 2009 Stock Plan for payroll taxes	(2,040)	$2
Common stock, Issued and Outstanding, February 28, 2015	51,457,373

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

Warrants

Maximilian Financing

On October 31, 2012, the Company entered into a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment from Maximilian Investors LLC (either party, as appropriate, is referred to as “Maximilian”).  In connection with this loan, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  On March 10, 2014, one of the third parties who assisted in this financing transaction exercised 2,118,900 warrants resulting in the issuance of 1,873,554 shares of Common Stock.

In connection with the Company’s acquisition of a working interest from App Energy, LLC, a Kentucky limited liability company (“App”), in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company issued to Maximilian approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016.

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

The fair value of the above warrant issuances that were recognized as a deferred financing cost are being amortized over the term of the loan.  Amortization expense for the years ended February 28, 2015 and 2014 was $127,513 and $76,017.  Unamortized deferred financing costs amounted to $318,783 as of February 28, 2015.

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

12% Subordinated Notes – Warrant Expiration Extension

On January 29, 2015, the expiration date of the warrants that were issued in conjunction with the 12% Subordinated Notes from a January 2010 private placement offering to accredited investors was extended for an additional two years.  The warrant expiration extension applied to noteholders who chose to extend the maturity date of the 12% Subordinated Notes for an additional two years and had not already exercised the associated warrants.  Ten of the original 13 noteholders had the expiration date of their warrants extended to January 29, 2017.  The fair value of the warrant extension, as determined by the Black-Scholes option pricing model, was $56,519 using the following weighted average assumptions: a risk free interest rate of 0.51%; volatility of 153.4%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a loss on settlement of debt.

Warrants outstanding and exercisable as of February 28, 2015 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.92	980,000
Warrants issued in 2010 for services	150,000	$0.14	0.13	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	2.67	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.10	1.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	1.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	3.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.10	1.50	427,729
	10,635,301			8,306,401

During the years ended February 28, 2015 and 2014, a total of 60,000 and 1,624,012 warrants expired, respectively.  The warrants that expired for the year ended February 28, 2015, were associated with the 12% Subordinated Note offering.  During the years ended February 28, 2015 and 2014, there were 427,729 and 6,432,055 warrants issued, respectively.  The warrants issued in the year ended February 28, 2015, were in connection with the share-for-warrant exchange agreement with Maximilian as described in Note 11 — Current and Non-current Borrowings.  During the years ended February 28, 2015 and 2014, there were 2,168,900 and 100,000 warrants exercised, respectively.  The warrants exercised in the year ended February 28, 2015 were issued (1) to a third party who assisted in the Maximilian financing (2,118,900) and (2) in conjunction with the 12% Subordinated Notes (50,000).  The outstanding warrants as of February 28, 2015 and 2014, have a weighted average exercise price of $0.11 and $0.09; a weighted average remaining life of 1.65 and 2.66 years; and an intrinsic value of $14,564 and $2,577,388, respectively.

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

Safe Harbor Provision

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are forward-looking statements. For more information about forward-looking statements, please refer to the section labeled “Cautionary Statement About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  We have not been able to generate sustainable positive earnings on a Company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Year-to-Date Results

During the year ended February 28, 2015, we have been successful in accomplishing the following objectives:

•

Continuing our drilling program in Kentucky – We have put eight additional horizontal oil wells on production in the Twin Bottoms Field.

•

Improving our cash flow – Oil and natural gas revenue has increased by approximately $1.3 million or 71.1% in comparison to the year ended February 28, 2014, while the average realized hydrocarbon price on a BOE basis has declined $20.36 per barrel or 21.5% from $94.71 to $74.35 during the same twelve-month period.

•

Improving our net operating income – For the year ended February 28, 2015 we had net operating income of $1,037,731, an improvement of $1.3 million or 474.2% in comparison to the net operating loss of $277,338 for the twelve months ended February 28, 2014.

•

Reducing our net loss – Our net loss for the year ended February 28, 2015 was $732,943 in comparison to $1,398,352 for the year ended February 28, 2014.  This decrease in the net loss represents a 47.6% decrease that was achieved through increasing our revenues from our increased oil production and decreasing our expenses.

•

Increasing our proven reserves – Our total proved reserves increased 18% or 137,971 BOE to 888,136 BOE.  Our proved developed reserves (PDP) increased by 11.6% or 30,531 barrels to 294,584 (BOE) and our proved undeveloped (PUD) reserves increased by 22.1% or 107,446 barrels to 593,554 (BOE) during the year ended February 28, 2015.

Below is brief summary of our oil and natural gas projects in California and Kentucky.  Refer to our discussion in Item 2.  Properties, in this Annual Report on Form 10-K for more information on both our East Slopes Project in Kern County, California and the Twin Bottoms Field in Lawrence County, Kentucky.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the twelve months ended February 28, 2015 we had production from 20 wells.  We have been the Operator at the East Slopes Project since March 2009.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,300 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical natural gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an average 25% working interest and an average NRI of 21.9% in all horizontal wells in this project.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.

Results of Operations – For the years ended February 28, 2015 and 2014

Hydrocarbon Prices

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

In the last six months of our fiscal year, from September 2014 through February 28, 2015, there has been a significant decline in the price of oil.  This decline of $42.63 or 54.3% per barrel from $93.21 in September 2014 to $50.58 in February 2015 in the price of oil has had a substantial negative impact on our cash flow from both California and Kentucky.

California Oil Prices

For the year ended February 28, 2015, the average WTI price was $85.12 and our average realized sale price was $78.34, representing a discount of $6.78 per barrel or 8.0% lower than the average WTI price.  In comparison, for the year ended February 28, 2014, the average WTI prices was $98.35 and our average realized sale price was $95.84 representing a discount of $2.51 per barrel or 2.6% lower than the average WTI price.  The volatility and decline in the sale price of oil we received during the twelve months ended February 28, 2015 is demonstrated by the average realized price having a high of $98.78 in June of 2014 and a low of $37.79 in January 2015. This represents a decline of 61.7% over that period of time.

Kentucky Oil Prices

Our first oil sales in Kentucky occurred in October 2013.  For the year ended February 28, 2015, our average realized sale price was $80.82 in comparison to the average WTI price of $85.12 representing a discount of $4.30 per barrel or 5.1% lower than the average WTI price.  In comparison, for the year ended February 28, 2014 the average WTI price was $98.35 and our average realized sale price was $96.43 representing a discount of $1.92 per barrel or 2.0% lower than the average WTI price.  The volatility and dramatic decline in the sale price of oil we received during the twelve months ended February 28, 2015 is demonstrated by the average realized price having a high of $103.84 in June of 2014 and a low of $46.82 in January 2015. This represents a decline of 54.9% over that period of time.

Kentucky Natural Gas Prices

Our first natural gas sales in Kentucky also occurred in October 2013.  For the year ended February 28, 2015, our average realized sale price was $2.93 per Mcf in comparison to the average Henry Hub price of $3.99 per million BTU representing a discount of $1.06 per Mcf or 26.5% lower than the average Henry Hub price.  In comparison, for the year ended February 28, 2014 the average realized sale price was $2.44 per Mcf in comparison to the average Henry Hub price of $4.07 per million BTU representing a discount of $1.63 or 40.0% lower than the average Henry Hub price.

Revenues.  Our revenues are derived entirely from the sale of our share of oil and natural gas production in California and Kentucky.  Total oil and natural gas revenues for the year ended February 28, 2015 increased $1,281,006 or 71.1%, to $3,083,797 in comparison to revenues of $1,802,791 for the year ended February 28, 2014.  Oil and natural gas sales volume increased 22,494 BOE (barrels of oil equivalent) or 118.2% to 41,528 (BOE) in comparison to 19,034 (BOE) for the year ended February 28, 2014. These increases in both revenue and volume were due to the addition of nine new producing oil wells in Kentucky.  Our average realized sale price on a BOE basis for the year ended February 28, 2015 was $74.26 in comparison to $94.71 for the year ended February 28, 2014, a decline of $20.46 or 21.6% per barrel.

California Revenue and Production

Oil revenue in California for the year ended February 28, 2015 decreased $208,825 or 14.0% to $1,284,912 in comparison to revenue of $1,493,737 for the year ended February 28, 2014.  The average sale price of a barrel of oil for the year ended February 28, 2015 was $78.34 in comparison to $95.84 for the year ended February 28, 2014.  The decrease of $17.50 or 18.3% in the average yearly sale price of a barrel of oil accounted for the entire decrease in revenue for the year ended February 28, 2015.

Our net sales volume for the year ended February 28, 2015 was 16,402 barrels of oil in comparison to 15,586 barrels sold for the year ended February 28, 2014.  This increase in oil sales volume of 816 barrels or 5.2% was due to the nine new development wells that were put on production during the year ended February 28, 2014 being on production for a full twelve-month period during the year ended February 28, 2015.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the year ended February 28, 2015 was from 20 wells resulting in 7,225 well days of production in comparison to 5,980 well days for the year ended February 28, 2014.  The increase of 1,245 days or 20.8% in well days of production was due to the timing of when nine new wells were put on production during the year ended February 28, 2014.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the year ended February 28, 2015 increased $1,429,541 or 468.9% to $1,734,400 in comparison to revenue of $304,858 for the year ended February 28, 2014.  The average sale price of a barrel of oil for the year ended February 28, 2015 was $80.82 in comparison to $96.43 for the year ended February 28, 2014.  The decrease of $15.60 or 16.2% in the average sale price of a barrel of oil was offset by an increase in oil production for the year ended February 28, 2015.

Our net sales volume for the year ended February 28, 2015 was 21,460 barrels of oil in comparison to 3,162 barrels sold for the year ended February 28, 2014.  This increase in oil sales volume of 18,298 barrels or 578.8% was due to the nine new development wells put on production during the year ended February 28, 2015.

The API gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the year ended February 28, 2015 was from 13 wells resulting in 2,634 well days of production in comparison to 181 well days for the year ended February 28, 2014.  The increase of 2,453 well days of production accounted for the entire increase in revenue for the year ended February 28, 2015.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the year ended February 28, 2015 increased $60,290 to $64,486 in comparison to revenue of $4,196 for the year ended February 28, 2014.  The average sale price per Mcf for the year ended February 28, 2015 was $2.93 in comparison to $2.44 for the year ended February 28, 2014.  Our net sales volume for the year ended February 28, 2015 was 17,814 Mcf or 2,969 BOE in comparison to 1,717 Mcf or 286 BOE for the year ended February 28, 2014.  The increase in natural gas revenue and volume was due to nine new additional wells on production during the year ended February 28, 2015 and the resolution of infrastructure issues that had previously inhibited natural gas production from existing wells.

Our oil and natural gas revenues from California and Kentucky are set forth in the table below:

	Twelve Months Ended February 28, 2014		Twelve Months Ended February 28, 2014
Project	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project (Oil)	$1,284,911	41.7%	$1,493,737	82.9%
Kentucky – Twin Bottoms Field (Oil)	1,734,400	56.2%	304,858	16.9%
Kentucky – Twin Bottoms Field (Gas)	64,486	2.1%	4,196	0.2%
	$3,083,797	100.0%	$1,802,791	100.0%

Operating Expenses. Total operating expenses decreased $34,063 or 1.6% to $2,046,066 for the year ended February 28 2015 in comparison to $2,080,129 for the year ended February 28, 2014.

Our operating expenses are set forth in the table below:

	Twelve Months Ended	Twelve Months Ended
	February 28, 2015	February 28, 2014
Production expenses	$329,917	$216,771
Exploration and drilling	42,997	251,543
Depreciation, Depletion, Amortization (“DD&A”)	570,110	308,097
Write down on asset abandonment	-	39,446
G&A	1,103,042	1,264,272
Total operating expenses	$2,046,066	$2,080,129

Production expenses include expenses associated with the generation of oil and gas revenues, road maintenance, property taxes and well workover expenses and directly relate to the number of wells that were producing during the year.  These expenses increased $113,146, or 52.2% to $329,917, for the year ended February 28, 2015 in comparison to $216,771 for the year ended February 28, 2014.  The increase in production expenses is directly related to having nine wells in California on production for the entire year in comparison to a part of the year ended February 28, 2014; and eight new wells in Kentucky on production during the year ended February 28, 2015.  Production expenses represented 16.1% of total operating expenses in comparison to 10.4% for the year ended February 28, 2014.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $208,546 or 82.9% to $42,997 for the year ended February 28, 2015 in comparison to $251,543 for the year ended February 28, 2014.  The decrease was primarily due to the dry hole expense of $212,256 related to the Chimney #1-11 exploratory well that was drilled during the year ended February 28, 2014.  For the year ended February 28, 2015, we did not drill any dry holes.  Exploration and drilling expenses represented 2.1% of total operating expenses in comparison to 12.1% for the twelve months ended February 28, 2014.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  These expenses increased $262,013 or 85.0% to $570,110 for the year ended February 28, 2015 in comparison to $308,097 for the year ended February 28, 2014.  This increase is directly related to having eight new wells on production during the year ended February 28, 2015.  DD&A expenses represented 27.9% of total operating expenses in comparison to 14.8% for the twelve months ended February 28, 2014.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $161,231 or 12.8% to $1,103,042 for the year ended February 28, 2015 in comparison to $1,264,272 for the year ended February 28, 2014.  Management and employee salaries were relatively unchanged for the year ended February 28, 2015.  Travel expenses decreased approximately $35,500 because of a decrease of drilling activity in California.  Director fees decreased approximately $43,375 due to fewer individuals serving on the Board of Directors of the Company.  Advertising, marketing and press release expense decreased by $27,134.  Consulting fees for SOX 404 compliance decreased by $18,500. Accounting and legal expenses decreased by approximately $16,100.  For the year ended February 28, 2015, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $65,349, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented approximately 53.9% of total operating expenses in comparison to 60.8% for the twelve months ended February 28, 2014.

Interest income increased $762,519 or 239.3% to $1,081,214 for the year ended February 28, 2015 in comparison to $318,695 for the year ended February 28, 2014 primarily due to interest earned on the Note Receivable from App Energy, LLC.  For further discussion on this Note refer to the App Loan Agreement under the caption “Non-current Borrowings” in this MD&A.

Interest expense increased $1,355,660 or 92.1% to 2,795,369 for the year ended February 28, 2015 in comparison to $1,439,709 for the year ended February 28, 2014 due to higher balances on our credit facility from advances made to fund our drilling and loan activities in Kentucky.  This financing transaction is discussed further in the MD&A section of this 10-K report under the caption “Non-current Borrowings – Maximilian Loan.”

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  The negative impact of lower crude oil prices on our revenues cannot be overstated.  In the year ended February 28, 2015 our sales volume on a BOE basis increased by 118.2% but our revenues only increased by 71.1% in the same time period.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, the size of our reserve base and the market price of energy products.  G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling in California and Kentucky.

Liquidity and Capital Resources

Our primary financial resource is our base of oil reserves. Our ability to fund our capital expenditure program is dependent upon the price levels we receive from our oil and natural gas sales; the success of our exploration and development program in Kern County, California and Lawrence County, Kentucky; and the availability of capital resource financing. In the next fiscal year, we plan on investing approximately $2.0 million in new capital expenditures; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources are set forth in the table below:

	February 28, 2015	February 28, 2014	Increase (Decrease)	Percentage Change
Cash	$496,772	$500,431	$(3,659)	(0.7%)
Current Assets	$2,554,519	$2,142,887	$411,632	19.2%
Total Assets	$12,313,061	$10,677,910	$1,635,151	15.3%
Current Liabilities	$(8,311,541)	$(6,834,937)	$1,476,604	21.6%
Total Liabilities	$(17,497,651)	$(13,486,654)	$4,010,997	29.7%
Working Capital	$(5,757,022)	$(4,692,050)	$1,064,972	22.7%

Our working capital deficit increased by $1,064,972 or 22.7% from a deficit of $4,692,050 at February 28, 2014 to a deficit of $5,757,022 at February 28, 2015.  The entire increase in the working capital deficit is directly related to the current portion of our loan payment commitment due to an increase in drilling activity in Kentucky.  While we have ongoing positive cash flow from our oil and gas operations in California and Kentucky, we have not yet been able to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expenses.  We anticipate an increase in cash flow from our East Slope operations in Kern County, California and the Twin Bottoms Field in Lawrence County, Kentucky during the upcoming twelve months due to ongoing drilling programs that will result in an increase in the number of wells on production.  Additionally, we are actively pursuing the refinancing of our current loan facility at more favorable interest rates.

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

For the current fiscal year, we may seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Year Ended February 28, 2015	Year Ended February 28, 2014	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$312,700	$(2,178,064)	$2, 490,764	114.4%
Net cash (used in) investing activities	$(2,717,083)	$(4,762,058)	$(2,044,975)	(42.9%)
Net cash provided by financing activities	$2,400,724	$7,360,557	$(4,959,833)	(67.4%)

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the year ended February 28, 2015, cash provided by operating activities was $312,700 in comparison to cash used in operating activities of $2,178,064 for the year ended February 28, 2014.  This increase in cash provided by operating activities of approximately $2.3 million or 114.4% was due to an increase in operating revenue of $1.3 million; decreases in receivables and prepaids and the net loss and increases in accounts payable.  Non-cash expenses increased by approximately $0.5 million.in comparison to the year ended February 28, 2014.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of exploration and drilling costs; production costs; geological, geophysical and engineering services and acquisition of mineral leases.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses that we have incurred in order to address normal and necessary business activities.

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy, LLC (“App”) loan.  Cash flow used in investing activities for the year ended February 28, 2015 was $2,717,083 in comparison to $4,762,058 for the year ended February 28, 2014.  We invested approximately $1.5 million in our muti-well drilling program in Kentucky as well as $1.2 million in advances to App for their drilling in Kentucky. Refer to the caption “Non-current Borrowings – App Loan Agreement” for further discussion of the App loan.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by financing activities was $2,400,724 for the year ended February 28, 2015 in comparison to $7,360,557 for the year ended February 28, 2014.  For the year ended February 28, 2015 we borrowed $5.7 million through our credit facility and made principal payments of approximately $2.9 million against the outstanding balance.  We anticipate it will continue to be necessary to rely on additional funding from the capital markets in the current fiscal year to maintain our current drilling program.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities for the year ended February 28, 2015.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 28, 2015 and 2014, the Line of Credit had an outstanding balance of $869,865 and $882,369, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,498 and  $31,911 for the years ended February 28, 2015 and 2014, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Non-current Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal was payable in full at the maturity of the Notes, which was originally January 29, 2015.  On January 29, 2015, the Company and twelve of the thirteen 12% Subordinated noteholders agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  One noteholder chose not to extend the maturity date of his Note and his $30,000 investment was subsequently returned.  All other terms and conditions of the Notes remained unchanged.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and originally were to expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and was amortized over the original term of the Notes using the effective interest method.  Amortization expense was $32,678 and $27,415 for the years ended February 28, 2015 and 2014, respectively.  At February 28, 2015, the warrants were fully amortized.  In conjunction with the maturity date extension of the Notes, the expiration date of the warrants was also extended an additional two years to January 29, 2017 for the noteholders who agreed to extend the terms of their notes.  The unexercised warrants held by the noteholder who did not agree to the extension expired on the original expiration date.  All other terms of the warrants remained unchanged.  The fair value of the warrant extension, as determined by the Black-Scholes option pricing model, was $56,519 using the following weighted average assumptions: a risk free interest rate of 0.51%; volatility of 153.4%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a loss on extinguishment of debt.

The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Nine Months Ended November 30, 2014	50,000	50,000	1
Totals	150,000	150,000	2

Current Notes balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
12% Subordinated Notes	$315,000	$345,000
12% Subordinated Notes discount	-	(17,129)
	$315,000	$327,871

Current Notes, related party balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
12% Subordinated Notes, related party	$250,000	$250,000
12% Subordinated Notes discount, related party	-	(12,605)
	$250,000	$237,395

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the year ended February 28, 2015 amounted to $138,988.  Unamortized debt discount amounted to $204,065 as of February 28, 2015.

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

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian, approximately 6.1 million common shares representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision; are exercisable for a period of three years expiring on August 28, 2016; and contain an exercise provison blocker provision that prevents any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky properties, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and deferred financing costs as of the date of amendment of approximately $400,349 and the new deferred financing costs, as mentioned above, are being amortized over the term of the amended loan agreement.

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment. Additionally, Maximilian agreed to temporarily decrease the required monthly payment made by the Company until a savings of $1,000,000 was realized by the Company.  As of February 28, 2015, the Company had recognized $700,000 in reduced monthly principal payments.  The additional capital was used by the Company for additional development well drilling on its Twin Bottoms Field acreage in Kentucky and to loan funds to App, its Kentucky drilling partner, for its portion of the development well drilling.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

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

During the year ended February 28, 2015, the Company received multiple advances of approximately $7.4 million in aggregate that were used to participate in the multi-well drilling program in the Twin Bottoms Field in Kentucky, to advance funds to App through a long-term note receivable, and to fund the acquisition of the Company’s common stock from Maximilian.  The Company has made principal payments of approximately $2.9 million to Maximilian during the year ended February 28, 2015.  The Company has recognized $154,559 in deferred financing costs associated with these advances, which are being amortized over the amended term of the revolving credit facility.

Current debt balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Maximilian Note	$4,823,325	$2,163,405
Maximilian Note Discount	(132,114)	(138,988)
	$4,691,211	$2,024,417

Non-current debt balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Maximilian Note	$8,663,458	$6,833,703
Maximilian Note Discount	(71,951)	(204,065)
	$8,591,507	$6,629,638

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

In connection with the App Loan Agreement, App also granted to the Company the 25% working interest in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

At February 28, 2014, the Company had advanced $3,550,000 to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386, which were paid directly by Maximilian.

Note receivable balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Note receivable – current	$1,320,944	$793,727
Note receivable – non-current	3,429,056	2,756,273
	$4,750,000	$3,550,000

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

For the years ended February 28, 2015 and 2014, an aggregate of 106,250 and 266,755 shares vested, respectively.  For the years ended February 28, 2015 and 2014, the number of common shares available for issuance under the Plan increased by 2,040 and 4,080 shares, respectively.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 28, 2015, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those fully vested shares remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	417,090(5)	7,910	-
	3,000,000		2,986,220(1)	13,780(2)	-

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

(5)

In accordance with the award, on July 22, 2014, 106,250 shares were vested with 2,040 shares being returned to the 2009 Plan.

For the years ended February 28, 2015 and 2014, the Company recognized compensation expense related to the above-restricted stock grants of $2,515 and $12,426, respectively.  There was no unamortized stock compensation expense remaining as of as of February 28, 2015.

Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped oil and natural gas reserves on a barrel of oil equivalent (“BOE”) basis increased by 137,958 barrels, or 18.4%, to 888,136 barrels at February 28, 2015 compared to 750,178 BOE at February 28, 2014.  Our Kentucky, Twin Bottoms Field, project added 148,324 barrels of oil and 228,770 Mcf of natural gas or an additional 186,453 BOE to our proved reserve base.  The proved reserve base in California declined by 48,495 barrels of oil due to production and reserve revisions.  Proved developed reserves increased by 30,523 BOE or 11.6%, to 294,585 BOE at February 28, 2015 compared to 264,062 BOE at February 28, 2014.  This increase was due to conversion of 52,774 BOE of proved undeveloped reserves in Kentucky.  Proved undeveloped reserves increased by 107,435 BOE or 22.1% to 593,551 BOE at February 28, 2015 in comparison to 486,116 at February 28, 2014 due to additional PUD locations being identified in Kentucky.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2015, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California and crude oil and natural gas from 13 wells in Lawrence County, Kentucky.  Our commitment to improving corporate profitability remains unchanged.  During the year ended February 28, 2015, we were successful in creating an operating profit of $1,037,731 an improvement of $1,315,069 or 474.2% in comparison to the operating loss of $277,338 for the year ended February 28, 2014. This achievement was accomplished by increasing revenues and controlling all expenses in an aggressive manner.

Our balance sheet at February 28, 2015 reflects total assets of $12,313,061 an increase of $1,635,151, or 15.3% in comparison to $10,677,910 at February 28, 2014.  This increase of approximately $1.6 million is comprised primarily of a $940,000 increase in oil and gas properties and a $1.2 million increase in notes receivable offset by a $470,000 decrease in receivables, prepaid expenses and deferred financing costs.

At February 28, 2015, total liabilities were $17,497,651, an increase of $4,010,997 or 29.7% in comparison to $13,486,654 at February 28, 2014.  This increase of approximately $4.0 million was due to increased borrowing through our credit facility for the multi-well drilling costs in California and Kentucky and our lending activities to a third party associated with the Kentucky drilling.

Our common stock issued and outstanding decreased by 4,052,038 shares to 51,457,373 for the year ended February 28, 2015 in comparison to 55,509,411 for the year ended February 28, 2014.  This decrease in shares outstanding was primarily due to the purchase of 5,694,823 common shares from our lender Maximilian offset by the exercise of warrants from multiple parties.  Additionally, there were share issuances related to the conversion of our Series A Convertible Preferred stock to common stock and the exercise of warrants for common stock related to our 12% Subordinated Notes.

Accumulated Deficit

Our financial statements for the year ended February 28, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase of $732,943 or 2.7% in the accumulated deficit from $27,472,573 as of February 28, 2014 to $28,205,516 as of February 28, 2015 was due to the $732,943 net loss for the year.  Approximately $591,180 of the net loss can be attributed to amortization of deferred financing costs ($422,408) and amortization of debt discount ($168,722).  For the year ended February 28, 2015 we had net operating income of $1,037,731 in comparison to a net operating loss of $277,338 for the year ended February 28, 2014.  While our financial results and operating income are highly dependent on hydrocarbon prices, we have been successful in increasing our production volumes in Kentucky duringthe year ended February 28, 2015.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $496,772 and 500,431 at February 28, 2015 and 2014, respectively.

Oil and natural gas revenues

Oil and natural gas revenues increased $1,281,006 or 71.1% to $3,083,797 for the year ended February 28, 2015 in comparison to $1,802,791 for the year ended February 28, 2014.  This increase was due to putting eight more wells on production in Kentucky.

Operating Expenses

Operating expenses decreased by $34,063 or 1.6% to $2,046,066 in comparison to $2,080,129 for the year ended February 28, 2014.  This decrease in expenses was achieved even though we put eight more wells on production in Kentucky.

Operating Income

For the year ended February 28, 2015, we reported operating income of $1,037,731 in comparison to an operating loss of $277,338 for the year ended February 28, 2014.  This increase in operating income of $1,315,069 or 474.2% was due to the increase in revenue from eight additional wells put on production in Kentucky.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $732,943 was reported for the year ended February 28, 2015 in comparison to a net loss of $1,398,352 for the year ended February 28, 2014.  The decrease in net loss of $665,409 or 47.6% for the year ended February 28, 2015 was due to an increase in revenues from our Kentucky operations offset by an increase in interest expense.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in 20 producing oil wells in our East Slopes Project located in Kern County, California.  The revenue from these wells has created a steady and reliable source of revenue for the Company.  Our average working interest in these wells is 36.6% and the average net revenue interest is 28.5%.

Additionally, we have become involved in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through our acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  We currently have a net revenue interest in 13 producing horizontal oil wells with some natural gas production.  Our average working interest in these wells is 22.4% and the average net revenue interest is 19.6%.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and the Twin Bottoms Field in Kentucky.  The Company plans to continue its development drilling program at a rate that is compatible with its cash flow and funding opportunities.

As a result of our successful drilling activity, we believe that our liquidity will continue to improve subject to hydrocarbon prices stabilizing.  Our sources of funds in the past have included the debt or equity markets and, while the Company does have positive cash flow from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

Critical Accounting Policies

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, cancellation costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, service contracts, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Estimates, by their nature, are based on judgment and available information.  These judgments and uncertainties do affect the application of these critical accounting policies.  There is a strong likelihood that materially different amounts could be reported under different conditions or using different assumptions.  Therefore, actual results could differ from those estimates and could have a material impact on our financial statements, and it is possible that such changes could occur in the near term.

Oil and Natural Gas Properties

We use the successful efforts method of accounting for oil and natural gas property acquisition, exploration, development, and production activities.  Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred.  Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred.  In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  Costs to operate and maintain wells and field equipment are expensed as incurred.

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

Unproved oil and natural gas properties that are individually significant are also periodically assessed for impairment of value.  An impairment loss for unproved oil and natural gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated DD&A with a resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 28, 2015 and 2014.

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

Share Based Payments

Share based awards are accounted for under FASB Topic ASC 718, “Compensation-Stock Compensation” (“ASC 718”).  ASC 718 requires compensation costs for all share-based payments granted to be based on the grant date fair value.  The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.

Off-Balance Sheet Arrangements

As of February 28, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane, Washington

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 28, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 21, 2015

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2015 and 2014

	As of February 28,	As of February 28,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$496,772	$500,431
Accounts receivable:
Oil and natural gas sales	202,732	330,343
Joint interest participants	51,382	338,950
Other receivables, net	160,996	30,039
Production revenue receivable - current	120,000	120,000
Prepaid expenses and other current assets	201,693	29,397
Note receivable - current	1,320,944	793,727
Total current assets	2,554,519	2,142,887
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	4,379,606	2,914,965
Unproved properties	733,478	1,261,156
PREPAID DRILLING COSTS	16,452	14,915
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	35,000	155,000
DEFERRED FINANCING COSTS, NET	1,058,751	1,326,600
NOTE RECEIVABLE – NON-CURRENT	3,429,056	2,756,273
OTHER ASSETS	106,199	106,114
Total assets	$12,313,061	$10,677,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,435,677	$2,158,546
Accounts payable - related parties	905,891	952,652
Accrued interest	158,797	1,587
Notes payable, related party	250,100	250,100
Debt - current portion, net	4,691,211	2,024,417
Line of credit	869,865	882,369
Total current liabilities	8,311,541	6,269,671
LONG TERM LIABILITIES:
12% Notes payable, net	315,000	327,871
12% Note payable - related party, net	250,000	237,395
Debt - non-current, net	8,591,507	6,629,638
Asset retirement obligation	29,603	22,079
Total liabilities	17,497,651	13,486,654
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 734,565 and 737,565 shares issued and outstanding, respectively	735	738
Common stock- 200,000,000 shares authorized; $0.001 par value, 51,457,373 and 55,509,411 shares issued and outstanding, respectively	51,457	55,509
Additional paid-in capital	22,968,734	24,607,582
Accumulated deficit	(28,205,516)	(27,472,573)
Total stockholders’ deficit	(5,184,590)	(2,808,744)
Total liabilities and stockholders' deficit	$12,313,061	$10,677,910

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Years Ended February 28, 2015 and 2014

	Year Ended February 28,	Year Ended February 28,
	2015	2014

REVENUE:
Oil and natural gas sales	$3,083,797	$1,802,791

OPERATING EXPENSES:
Production	329,917	216,771
Exploration and drilling	42,997	251,543
Depreciation, depletion, amortization and impairment	570,110	308,097
Loss on asset write down	-	39,446
General and administrative	1,103,042	1,264,272
Total operating expenses	2,046,066	2,080,129
OPERATING INCOME (LOSS)	1,037,731	(277,338)

OTHER INCOME (EXPENSE):
Interest income	1,081,214	318,695
Interest expense	(2,795,369)	(1,439,709)
Loss on debt extinguishment	(56,519)	-
Total other income (expense)	(1,770,674)	(1,121,014)

NET LOSS	(732,943)	(1,398,352)

Cumulative convertible preferred stock dividend requirement	(132,634)	(151,323)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(865,577)	$(1,549,675)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	54,126,721	52,044,497

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Years Ended February 28, 2015 and 2014

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2013	888,565	$889	48,837,939	$48,838	$22,663,103	$(26,074,221)	$(3,361,391)

Issuance of common stock for:
Kentucky oil project	-	-	3,498,601	3,498	556,279	-	559,777
Debt financing			2,623,951	2,624	417,208		419,832
Company stock plan	-	-	-	-	12,426	-	12,426
Cancellation of stock plan issuances	-	-	(4,080)	(4)	(750)	-	(754)
Conversion of preferred stock	(151,000)	(151)	453,000	453	(302)	-	-
Warrant exercise			100,000	100	13,900		14,000

Issuance of warrants for:
Kentucky oil project	-	-	-	-	513,314	-	513,314
Debt financing	-	-	-	-	432,404	-	432,404

Net loss	-	-	-	-	-	(1,398,352)	(1,398,352)

BALANCE, FEBRUARY 28, 2014	737,565	$738	55,509,411	$55,509	$24,607,582	$(27,472,573)	$(2,808,744)

Issuance of common stock for:
Warrant exercise – 12% Notes	-	-	50,000	50	6,950	-	7,000
Warrant cashless exercise			1,873,554	1,874	(1,874)		-
Company stock plan	-	-	-	-	2,515	-	2,515
Cancellation of stock plan issuances	-	-	(2,040)	(2)	(488)	-	(490)
Conversion of preferred stock	(3,000)	(3)	9,000	9	(6)	-	-
Transfer agent balancing adjustment			140,000	140	(140)		-
Share purchase and cancellation			(5,694,823)	(5,695)	(1,702,752)		(1,708,447)
Share-for-warrant exchange			(427,729)	(428)	428		-

Extension of 12% Note warrants	-	-	-	-	56,519	-	56,519

Net loss	-	-	-	-	-	(732,943)	(732,943)

BALANCE, FEBRUARY 28, 2015	734,565	$735	51,457,373	$51,457	$22,968,734	$(28,205,516)	$(5,184,590)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Years Ended February 28, 2015 and 2014

	Years Ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(732,943)	$(1,398,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,515	12,426
Depreciation, depletion, impairment and ARO expense	570,110	308,097
Loss on asset write down	-	39,446
Amortization of debt discount	168,722	159,378
Amortization of deferred financing costs	422,408	223,772
Loss on debt extinguishment	56,519	-
Non-cash interest income	(85)	(190)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	127,611	(162,418)
Accounts receivable - joint interest participants	287,568	(255,365)
Accounts receivable - other	(11,447)	61,276
Prepaid expenses and other current assets	(172,296)	(944)
Accounts payable and other accrued liabilities	(515,776)	(1,280,564)
Accounts payable - related parties	(46,761)	158,449
Accrued interest	156,555	(43,075)
Net cash provided by (used in) operating activities	312,700	(2,178,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid drilling costs	(1,537)	(14,915)
Additions to note receivable	(4,762,500)	(2,958,368)
Collections of note receible	3,562,500	50,000
Deferred Interest	655	-
Additions to oil and gas properties	(1,516,201)	(1,838,775)
Net cash used in investing activities	(2,717,083)	(4,762,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-current debt	5,700,000	7,076,885
Proceeds from warrant conversion	7,000	14,000
Payment of deferred financing fees	(345,000)	-
Deferred financing fees	-	892,138
Payments to line of credit	(12,504)	-
Principal payments on non-current debt	(2,948,772)	(622,466)
Net cash provided by financing activities	2,400,724	7,360,557

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,659)	420,435
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	500,431	79,996
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,772	$500,431

CASH PAID FOR:
Interest	$2,077,418	$1,067,068
Income taxes	$-	$-

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Years Ended February 28, 2015 and 2014

	Years Ended
	February 28, 2015	February 28, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$16,652	$155,289
Interest converted to principal	$-	$31,911
Note paid directly from proceeds of note	$-	$362,816
Increase in note receivable for deferred interest	$-	$317,816
Increase in note payable for stock acquisition and subsequent retirement	$1,708,447	$-
ARO asset and liability increase due to timing differences	$5,337	$40,140
Share-to-warrant exchange	$428	$-
Shares and warrants issued for oil and gas properties and deferred financing costs	$-	$1,925,327
Conversion of warrants	$1,874	$-
Unpaid deferred financing fees	$-	$1,253,225
Repurchase of stock through payment of payroll taxes	$490	$754
Conversion of preferred stock to common stock	$9	$453

The accompanying notes are an integral part of these financial statements

NOTE 1 — ORGANIZATION:

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) under the laws of the State of Washington on March 11, 1955, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the oil and natural gas exploration and production industry.  On October 25, 2005, the Company’s shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

All of the Company’s oil and natural gas production is sold under contracts that are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 28, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of $28,205,516 and a working capital deficit of $5,757,022, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.6% and the average net revenue interest is 28.4% for these same wells.

Additionally, the Company has become involved in a shallow oil play in an existing natural gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has a net revenue interest in 13 producing horizontal oil wells in the Twin Bottoms Field.  The Company’s average working interest in these 13 horizontal oil wells is 22.4% and the average net revenue interest is 19.6% in these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling programs in both California and Kentucky at a rate that is compatible with its cash flow; funding opportunities; and, hydrocarbon prices.

The Company’s sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company has experienced revenue growth, which has resulted in positive cash flow from its oil and natural gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of February 28, 2015 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales in California and Kentucky or joint interest billings to its working interest partners in California. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2015 and 2014.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas property acquisition, exploration, development, and production activities.  Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred.  Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred.  In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred.  Costs to operate and maintain wells and field equipment are expensed as incurred.

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

Pursuant to the provisions of Financial Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are predicated by events and circumstances, such as downward revision of the reserve estimates or commodity prices that indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable.  When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate.  These estimates of future product prices may differ from current market prices of oil and natural gas.  Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and natural gas properties in subsequent periods.  Unproved oil and natural gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and natural gas properties is recognized at the time of impairment by providing an impairment allowance.

The Company recognized asset impairments of $-0- and $84,929 for the years ended February 28, 2015 and 2014, respectively.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated DD&A with a resulting gain or loss recognized in income.

Property and Equipment

Fixed assets are stated at cost. Depreciation on vehicles is provided using the straight-line method over expected useful lives of three years.  Depreciation on machinery and equipment is provided using the straight-line method over expected useful life of three years.  Depreciation of production facilities is recorded using the unit-of-production method based on estimated reserves.

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its natural gas production.  At February 28, 2015 and 2014 these three individual customers represented 100.0% of crude oil and natural gas sales receivable.  If these buyers are unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and gas production.

The Company’s accounts receivable from California and Kentucky oil and natural gas sales at February 28, 2015 and 2014 are set forth in the table below.

		February 28, 2015		February 28, 2014
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
California – East Slopes Project (Oil)	Plains Marketing	$95,150	46.9%	$244,384	74.0%
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	90,906	44.9%	85,120	25.8%
Kentucky – Twin Bottoms Field (Natural Gas)	Jefferson Gas	16,676	8.2%	839	0.2%
		$202,732	100.0%	$330,343	100.0%

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 28, 2015 and 2014.

Reclamation Bonds

Included in other assets as of February 28, 2015, are funds that have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates as the project Operator.

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

•

The valuation of unproved acreage and proved oil and natural gas properties to determine the amount of any impairment of oil and natural gas properties;

•

Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and

•

Estimates regarding the timing and cost of future abandonment obligations.

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or effective that had, or are expected to have, a material impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

NOTE 4 — ACCOUNTS RECEIVABLE:

Accounts receivable consists primarily of receivables from the sale of oil and natural gas production by the Company and receivables from the Company’s working interest partners in oil and natural gas projects in which the Company acts as Operator of the project.

Oil and natural gas sales receivables balances at February 28, 2015 and 2014 primarily represent crude oil sales that occurred in February 2015 and 2014.  Natural gas sales balances represent sales that occurred during the months of January and February 2015 and 2014.

Joint interest participant receivables balances at February 28, 2015 and 2014 represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2015 and 2014.

Other receivables balances primarily include amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated; amounts advanced to certain minority working interest partners in Kentucky; and, monthly interest receivable on the loan to App Energy.  Allowances for doubtful accounts in other receivables relate to amounts due from third parties for financing transactions.  Other receivables balances at February 28, 2015 and February 28, 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Other receivables	$399,996	$269,039
Allowance for doubtful accounts	(239,000)	(239,000)
	$160,996	$30,039

Note receivable balances (current and non-current) of $4.75 million in aggregate, represent amounts due from a third party who is the Operator of the Company’s oil and natural gas project, the Twin Bottoms field in Kentucky.  Refer to the discussion in Note 8 – Note Receivable for further information on this note receivable.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Proved leasehold costs	$695,231	$2,236
Unproved leasehold costs	733,478	1,261,156
Costs of wells and development	542,563	492,970
Capitalized exploratory well costs	5,308,876	4,018,899
Total cost of oil and gas properties	7,280,148	5,775,261
Accumulated depletion, depreciation amortization and impairment	(2,167,064)	(1,599,140)
Oil and gas properties, net	$5,113,084	$4,176,121

Asset Retirement Obligation

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its oil and natural gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 28, 2015 and 2014, ARO obligations were considered to be long term based on the estimated timing of the anticipated cash flows.  For the years ended February 28, 2015 and 2014, the Company recognized accretion expense of $2,187 and $7,045, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the years ended February 28, 2015 and 2014 are set forth in the table below.

	February 28, 2015	February 28, 2014
Asset retirement obligation, beginning of period	$22,079	$55,174
Accretion expense	2,187	7,045
Change in asset retirement estimates	5,337	(40,140)
Asset retirement obligation, end of period	$29,603	$22,079

NOTE 6 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $155,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Production revenue receivable – current	$120,000	$120,000
Production revenue receivable – non-current	35,000	155,000
	$155,000	$275,000

NOTE 7 — DEFERRED FINANCING COSTS:

Deferred financing costs at February 28, 2015 and 2014 relating to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	February 28, 2015	February 28, 2014
Deferred financing costs – loan fees	$151,139	$151,139
Deferred financing costs – loan commissions	630,662	476,103
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,732,121	1,577,562
Accumulated amortization	(673,370)	(250,962)
	$1,058,751	$1,326,600

Amortization expense of deferred financing costs was $422,408 and $223,772 for the years ended February 28, 2015 and 2014, respectively.  Deferred financing costs of $950,320 at February 28, 2015 include the fair value of common shares and warrants issued to Maximilian and to a third party that assisted in both the original and the amended financing transactions.  Refer to the discussion in Note 11 – Current and Non-current Borrowings for further information on the deferred financing costs.

NOTE 8 — NOTE RECEIVABLE:

On August 28, 2013, the Company amended its credit facility with Maximilian as a part of a financing transaction in which the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field, the Twin Bottoms Field, in Lawrence County, Kentucky.  (See Note 11 – Current and Non-current Borrowings).

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

In connection with the App loan agreement, App also granted to the Company an average 25% working interest in the Kentucky Acreage, as described above.  The fair value of the 25% working interest was determined to be $1,073,091 and was recorded as unproved oil and gas properties.  Refer to Note 11 for further discussion on the related fair value.

Note receivable balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Note receivable – current	$1,320,944	$793,727
Note receivable – non-current	3,429,056	2,756,273
	$4,750,000	$3,550,000

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $252,349 of the $1.5 million default remains unpaid and is included in the February 28, 2015 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2014 and 2013 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; related party consulting fees; and interest to the Company’s Chairman, President and Chief Executive Officer on the 12% Notes. Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current Debt

Note Payable – Related Party

As of February 28, 2015 and 2014, the Company’s Chairman, President and Chief Executive Officer has loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s Chairman, President and Chief Executive Officer.  At February 28, 2015 and 2014, the Line of Credit had an outstanding balance of $869,865 and $882,369, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,498 and $31,911 for the years ended February 28, 2015 and 2014, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Non-current Debt

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  The note principal was payable in full at the maturity of the Notes, which was January 29, 2015.  Effective January 29, 2015, 12 of the 13 noteholders agreed to extend the maturity date of the Notes to January 29, 2017.  The one noteholder who chose not to extend the maturity date of his Note, received the principal of $30,000 upon returning his Note to the Company.  Should the Board of Directors, on the extended maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and expire on January 29, 2015.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $116,557 using the following weighted average assumptions: a risk free interest rate of 2.33%; volatility of 147.6%; and dividend yield of 0.0%.  The fair value of the warrants was recognized as a discount to debt and was amortized over the initial term of the Notes using the effective interest method.  Amortization expense was $29,734 and $22,934 for the years ended February 28, 2015 and 2014, respectively.  At February 28, 2015, the debt discount was fully amortized.

12% Notes balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
12% Subordinated Notes	$315,000	$345,000
12% Subordinated Notes discount	-	(17,129)
	$315,000	$327,871

12% Notes, related party balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
12% Subordinated Notes, related party	$250,000	$250,000
12% Subordinated Notes discount, related party	-	(12,605)
	$250,000	$237,395

In conjunction with the maturity date extension of the Notes, the expiration date of the warrants was also extended an additional two years to January 29, 2017 for the noteholders who agreed to extend the terms of their notes..  All other terms of the warrants remained unchained.  The fair value of the warrant extension, as determined by the Black-Scholes option pricing model, was $56,519 using the following weighted average assumptions: a risk free interest rate of 0.51%; volatility of 153.4%; and dividend yield of 0.0%.  The extension of the Notes qualified as a debt extinguishment under ASC-470-50-40.  The incremental fair value of the warrants was recognized as a loss on debt extinguishment.

The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year ended February 28, 2014	100,000	100,000	1
Year ended February 28, 2015	50,000	50,000	1
	150,000	150,000	2

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, a related party, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The loan is secured by a perfected first priority security interest in substantially all of the assets of the Company, including the company’s leases in Kern County, California.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense was $138,988 and $131,963 for the years ended February 28, 2015 and 2014, respectively.  Unamortized debt discount amounted to $204,065 as of February 28, 2015.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 8 – Note Receivable).

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

The fair value of the above warrant issuances that were recognized as a deferred financing cost are being amortized over the term of the loan.  Amortization expense for the years ended February 28, 2015 and 2014 was $127,513 and $76,017, respectively.  Unamortized deferred financing costs amounted to $318,783 as of February 28, 2015.

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment.  Additionally, Maximilian agreed to temporarily reduce the required monthly payment made by the Company until it has paid $1,000,000 less than principal payments required by the previous agreement.  As of February 28, 2015, the Company had recognized $700,000 of the reduced monthly principal payments program.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

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

During the year ended February 28, 2015, the Company received multiple advances of approximately $7.4 million in aggregate that were used to participate in the multi-well drilling program at the Twin Bottoms Field in Kentucky; to advance funds to App through a long-term note receivable; and, to fund the acquisition of the Company’s common stock from Maximilian.  The Company made principal payments of approximately $2.9 million to Maximilian during the year ended February 28, 2015.  The Company has recognized $154,559 during the year ended February 28, 2015 in deferred financing costs associated with these advances, which are being amortized over the amended term of the revolving credit facility.

Current debt balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Maximilian Note	$4,823,325	$2,163,405
Maximilian Note Discount	(132,114)	(138,988)
	$4,691,211	$2,024,417

Non-current debt balances at February 28, 2015 and 2014 are set forth in the table below:

	February 28, 2015	February 28, 2014
Maximilian Note	$8,663,458	$6,833,703
Maximilian Note Discount	(71,951)	(204,065)
	$8,591,507	$6,629,638

NOTE 12 — STOCKHOLDERS’ DEFICIT:

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  During the years ended February 28, 2015 and 2014, there were one and nine conversions of 3,000 and 151,000 shares of Series A Preferred that occurred resulting in 9,000 and 453,000 shares of our common stock being issued, respectively.

At February 28, 2015, there were 734,565 shares issued and outstanding that had not been converted into our common stock.  As of February 28, 2015, there are 42 accredited investors who have converted 665,200 Series A Preferred shares into 1,995,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Totals	665,200	1,995,600	42

Automatic Conversion:

The Series A Preferred shall be automatically converted into the Company’s common stock if the common stock into which the Series A Preferred are convertible the Company’s common stock closes at or above $3.00 per share for 20 out of 30 trading days.

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
		$1,580,577

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,457,373 shares were issued and outstanding as of February 28, 2015.  In comparison, at February 28, 2014, a total of 55,509,411 shares were issued and outstanding.  This increase of 6,671,472 shares was attributable as shown below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2014	55,509,411
Conversion of Series A Convertible Preferred Stock to common stock	9,000	$9
Exercise of warrants issued with 12% Subordinated Notes	50,000	$50
Cashless exercise of warrants	1,873,554	$1,874
Common stock-for-warrant exchange (Maximilian)	(427,729)	$(428)
Transfer agent balancing adjustment	140,000	$140
Share purchase and cancellation (Maximilian)	(5,694,823)	$(5,695)
Common stock returned to 2009 Stock Plan (tax withholding liability)	(2,040)	$(2)
Common stock, Issued and Outstanding, February 28, 2015	51,457,373

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

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of February 28, 2015 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.92	980,000
Warrants issued in 2010 for services	150,000	$0.14	0.13	150,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	2.67	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.10	1.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.10	1.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	3.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.10	1.50	427,729
	10,635,301			8,306,401

For the years ended February 28, 2015 and 2014, a total of 60,000 and 1,624,012 warrants expired, respectively.  The warrants that expired for the year ended February 28, 2015 had been issued in conjunction with the 12% Subordinated Note offering in 2010.  During the years ended February 28, 2015 and 2014, there were 2,168,900 and 100,000 warrants exercised, respectively.  The warrants that were exercised during the year ended February 28, 2015 had been issued in conjunction with the 12% Subordinated Note offering (50,000) and the 2012 debt financing (2,118,900).  For the years ended February 28, 2015 and 2014, there were 427,729 and 6,432,055 warrants issued, respectively.  The warrants issued in the year ended February 28, 2015 were issued in connection with share-for-warrant exchange with Maximilian.  The outstanding warrants as of February 28, 2015 and 2014, have a weighted average exercise price of $0.11 and $0.09; a weighted average remaining life of 1.64 and 2.66 years; and an intrinsic value of $14,564 and $2,577,388, respectively.

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

For the years ended February 28, 2015 and 2014, an aggregate of 106,250 and 270,835 shares vested, respectively.  For the years ended February 28, 2015 and 2014, the number of common shares available for issuance under the Plan increased by 2,040 and 4,080 shares, respectively.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 28, 2015, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those fully vested shares remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130(3)	5,870	-
7/22/2010	25,000	3 Years	25,000(4)	-	-
7/22/2010	425,000	4 Years	417,090(5)	7,910	-
	3,000,000		2,986,220(1)	13,780	-

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

(5)

In accordance with the award, on July 22, 2014, 106,250 shares were vested, with 2,040 shares being returned to the 2009 Plan.

For the year ended February 28, 2015 and 2014, the Company recognized compensation expense related to the above restricted stock grants of $2,515 and $12,426, respectively.  There was no unamortized stock compensation expense remaining as of February 28, 2015.

NOTE 15 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2015	February 28, 2014
Computed at U.S. and state statutory rates (40%)	$(293,176)	$(559,340)
Permanent differences	142,925	94,980
Changes in valuation allowance	150,251	464,360
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2015	February 28, 2014
Deferred tax assets:
Net operating loss carryforwards	$9,188,905	$8,344,222
Oil and gas properties	(1,436,249)	(832,267)
Stock based compensation	88,723	87,716
Other	(102,899)	(11,442)
Less valuation allowance	(7,738,480)	(7,588,229)
Total	$-	$-

At February 28, 2015, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $22,972,263, which will begin to expire, if unused, beginning in 2024.  The valuation allowances increased by $150,251 and $464,360 for the years ended February 28, 2015 and 2014, respectively.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections that could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.

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

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations and subject the lessee to liability for pollution damages.  In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of February 28, 2015.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 17 — SUBSEQUENT EVENTS:

On May 20, 2015, the Company and Maximilian executed an amended loan agreement modifying the calculation of the required monthly payment for a three-month period.  The revised agreement includes a provision for a future loan payment modification if needed due to lower hydrocarbon prices.  As consideration for entering into the loan modification, the Company agreed to lower the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.

NOTE 18 — SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in Kern County, California and Lawrence County, Kentucky.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 28, 2015	As of February 28, 2014
Proved leasehold costs
Mineral Interests	$695,231	$2,236
Wells, equipment and facilities	5,851,439	4,511,869
Total Proved Properties	6,546,670	4,514,105

Unproved properties
Mineral Interests	733,478	1,261,156
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	733,478	1,261,156

Less accumulated depreciation, depletion amortization and impairment	(2,167,064)	(1,599,140)
Net capitalized costs	$5,113,084	$4,176,121

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2015	February 28, 2014
Acquisition of proved properties	$165,317	$-
Acquisition of unproved properties	-	994,343
Development costs	1,339,570	-
Exploration costs	42,997	251,543
Total costs incurred	$1,547,884	$209,398

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2015	February 28, 2014
Oil and gas revenues	$3,083,797	$1,802,791
Production costs	(329,917)	(216,771)
Exploration expenses	(42,997)	(251,543)
Depletion, depreciation, amortization and impairment	(570,110)	(308,097)
Result of oil and gas producing operations before income taxes	2,140,773	1,026,380
Provision for income taxes	-	-
Results of oil and gas producing activities	$2,140,733	$1,026,380

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

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 29, 2013	279,310	-	279,310
Revisions(1)	(1,860)	-	(1,860)
Discoveries and extensions	487,128	27,807	491,762
Production	(18,748)	(1,717)	(19,034)
Purchases (sales) of minerals-in-place	-	-	-
February 28, 2014	745,830	26,090	750,178
Revisions(1)	49,103	192,591	88,882
Discoveries and extensions	88,611	58,180	90,627
Production	(37,885)	(21,999)	(41,551)
February 28, 2015	845,659	254,860	888,136

(1)

The revisions of previous estimates resulted from a revised increase in the estimate of reserve value after continued reservoir production offset by lower hydrocarbon prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2015	278,233	294,585	567,429	593,551	845,659	888,136
February 28, 2014	263,010	264,062	482,820	486,116	745,830	750,178
February 29, 2013	72,320	72,320	206,990	206,990	279,310	279,310

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2015 and 2014 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2015 and 2014 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2015	February 28, 2014
Future cash inflows	$73,348,130	$71,943,890
Future production costs (1)	(25,378,830)	(21,295,890)
Future development costs	(6,789,770)	(5,560,780)
Future income tax expenses (2)	-	-
Future net cash flows	41,179,530	45,087,220
10% annual discount for estimated timing of cash flows	(23,674,830)	(23,662,780)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$17,504,700	$21,424,440

(1)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s oil and gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Average oil prices are set forth in the table below.

	Average Price
	Oil (Barrel)	Natural Gas
Year ended February 28, 2015 (1)	$85.53	$2.99
Year ended February 28, 2014 (1)	$95.94	$2.44
Year ended February 29, 2013 (1)	$94.25	$-

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

	12 Months Ended
	February 28,2015	February 28, 2014
Standardized measure of discounted future net cash flows at the beginning of the year	$21,424,440	$13,285,134
Extensions, discoveries and improved recovery, less related costs	1,565,310	14,017,040
Revisions of previous quantity estimates	2,040,090	251,759
Net changes in prices and production costs	(3,214,934)	(1,752,247)
Accretion of discount	2,142,444	1,328,514
Sales of oil produced, net of production costs	(2,753,880)	(1,586,020)
Development costs incurred during the period	1,516,201	1,120,585
Changes in future development costs	(1,385,033)	(584,992)
Changes in timing of future production	(3,829,938)	(4,655,333)
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$17,504,700	$21,424,440

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2015, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2015.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement and Warrant Agreement (the “Maximilian Amendment”) with Maximilian, which amended its Amended and Restated Loan and Security Agreement dated as of August 28, 2013, as amended by that certain First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement dated as of August 21, 2014 (the “Loan Agreement”).  Pursuant to the Maximilian Amendment, the Company agreed to a decrease in the exercise price of the warrants held by Maximilian to purchase up to 6,550,281 shares of common stock of the Company from $0.10 to $0.04, and Maximilian agreed to a reduction in the Company’s monthly payments under the Loan Agreement for April, May and June 2015 to the regular monthly interest and commitment fee payments only, plus an amount that the Company determines to be able to pay in its sole discretion.  The Company’s board of directors deemed the Maximilian Amendment to be in the best interest of the Company in light of the current oil and gas price environment.

Also on May 20, 2015, the Company entered into a Second Amendment to Loan and Security Agreement (the “App Amendment”) with App, which amended its Loan and Security Agreement dated as of August 28, 2013, as amended by that certain First Amendment to Loan and Security Agreement dated as of August 21, 2014, in which the Company, as lender, lends to App, as borrower, a portion of the advances it receives pursuant to the Loan Agreement with Maximilian.  The App Amendment provides for a reduction in monthly payments to be made by App to the Company for the months of March, April, May and June 2015, on the same terms as the reduced payment to be made by the Company under the Maximilian Amendment.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of Daybreak Oil and Gas, Inc.

The following information reflects the business experience of each individual serving on the Board of Directors (the “Board”) of Daybreak Oil and Gas, Inc.

		Director
Name	Age	Since

Wayne G. Dotson	80	2008
Timothy R. Lindsey	63	2007
James F. Meara	62	2008
James F. Westmoreland	59	2008

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

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007.  He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008.  Mr. Lindsey has over thirty years of energy and mineral exploration, technical and executive leadership in global exploration, production, technology, and business development.  From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues.  From May 2008 to the present, Mr. Lindsey has also been the President and a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties.  From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27-year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey serves as a director and Chairman of the Board of Directors of Revett Mining Company., a publicly-listed company with mining activities in Montana.  He also formerly served as a director for Challenger Energy Corp., a Calgary-based oil and gas company and Rock Energy Resources, Inc., a Houston-based oil and gas company.  Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990.  Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists, the Montana Mining Association, and, the American Exploration and Mining Association.

James F. Meara has served as a member of the Board of Directors since March 2008.  From 1980 through December 2007, Mr. Meara was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27-year tenure with Marathon, Mr. Meara moved through a series of posts in the tax department, becoming manager of Tax Audit Systems and Planning in 1988, and in 1995 he was named Commercial Director of Sakhalin Energy in Moscow, Russia.  In 2000, Mr. Meara served as Controller and was appointed to Vice President of Tax in January 2002, serving until his retirement in December 2007.  He also serves as a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  Mr. Meara holds a bachelor’s degree in accounting from the University of Kentucky and a master’s degree in business administration from Bowling Green State University, and is a member of the American Institute of Certified Public Accountants.

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

•

Mr. Lindsey’s over 30 year career as a successful senior executive in the energy industry, his extensive knowledge of the industry and his active participation in energy related professional organizations are also valuable assets to the Board.  His knowledge and expertise in the energy business and management leadership regarding the issues affecting our business have been invaluable to the Board of Directors in overseeing the business affairs of our Company.  Further, the Committee believes that his extensive background and service with other public companies in the energy and mining sectors and his technical expertise provide the Board with superior leadership and decision-making skills.

•

Mr. Meara’s education, executive leadership roles and 27 year work experience in finance, tax and accounting in the oil and gas industry provide the knowledge and financial expertise needed to serve on the Board and the Company’s audit committee.

•

Mr. Westmoreland’s over 30 year career in various financial and accounting capacities, including Vice President, Chief Accounting Officer, Controller and Corporate Secretary at a public oil and gas company along with his recent experience as President, Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company.  The Board also considered his role in reorganizing the Company and his day-to-day management of the Company.

Executive Officers of Daybreak Oil and Gas, Inc.

Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an executive officer.

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	59	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	54	2006	Chief Operating Officer

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

Legal Proceedings

On October 15, 2010, Canadian Sahara Energy Inc. (“Sahara”), a private Canadian oil and gas firm of which Mr. Lindsey is an executive officer and director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada) (“BIA”) in order to obtain a stay of proceedings for a disputed oil and gas asset located in north Africa.  A Proposal was filed within 30 days as required under the BIA.  The sole creditor under the Proposal did not accept the Proposal, but was otherwise satisfied by the lifting of the stay.  Although no funds were owing, Sahara was deemed to be in bankruptcy, as a technical matter under the BIA.  A second Proposal will result in Sahara emerging from bankruptcy with a certification of full performance when accepted and approved by creditors and the Courts. Sahara has advised that it anticipates that its sole creditor will accept the second Proposal.

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

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports for our officers and directors were timely filed during the fiscal year ended February 28, 2015.

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

During the fiscal year ended February 28, 2015, the Audit Committee met five times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 601 W. Main Avenue, Suite 1017, Spokane, Washington 99201.

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

Wayne G. Dotson, Timothy R. Lindsey and James F. Meara serve on the Audit Committee.  All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC and NYSE MKT LLC requirements for Audit Committee service.  The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2015, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2015.  For the fiscal year ended February 28, 2015, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2015.

		Executive
Name	Age	Since	Office
James F. Westmoreland	59	2007	President and Chief Executive Officer
Bennett W. Anderson	54	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2015.

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

For the fiscal years ended February 28, 2015 and February 28, 2014, compensation to our Named Executive Officers consisted primarily of base salaries.  For the past six years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 87 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2015 and February 28, 2014.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2015	150,000(2)	-	-	-	150,000
President and Chief Executive Officer	February 28, 2014	150,000(3)	-	-	-	150,000
Bennett W. Anderson	February 28, 2015	89,400(4)	-	-	-	89,400
Chief Operating Officer	February 28, 2014	89,400(5)	-	-	-	89,400

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

(2)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until cash flow improved.  For the fiscal year ended February 28, 2015, Mr. Westmoreland was paid $6,250; and $143,750 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.  Mr. Westmoreland began receiving regular salary payments on February 28, 2015.

(3)

As a result of the Company’s limited available cash, Mr. Westmoreland postponed salary payment until cash flow improved.  For the fiscal year ended February 28, 2014, Mr. Westmoreland’s full annual salary of $150,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.

(4)

As a result of the Company’s limited available cash, Mr. Anderson deferred partial salary payments during the year ended February 28, 2015.  For the year ended February 28, 2015, Mr. Anderson was paid $79,750; and $9,650 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.  Mr. Anderson’s base salary is $63,000.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month, for a total of $89,400.

(5)

As a result of the Company’s limited available cash, Mr. Anderson deferred partial salary payments during the year ended February 28, 2014.  For the year ended February 28, 2014, Mr. Anderson was paid $67,050; and $22,350 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  Mr. Anderson’s base salary is $63,000.  Additionally, if Mr. Anderson works more than 11 days per month, he will earn an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month, for a total of $89,400.

Narrative Disclosure to Summary Compensation Table

Base Salaries

For the past six years, the Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure, which was established on April 6, 2009.

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal year ended February 28, 2015 and February 28, 2014, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

We believe that awards of this type further the mutuality of interest between our employees and our shareholders by providing significant incentives for these employees to achieve and maintain high levels of performance.  Restricted stock and restricted stock units also enhance our ability to attract and retain the services of qualified individuals.

Under the 2009 Plan, we may grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee.  The Compensation Committee will have the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards may be in the form of actual shares of restricted common stock or hypothetical restricted common stock units having a value equal to the fair market value of an identical number of shares of common stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.  To date, the Compensation Committee has approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four-year vesting period, for Awards granted to non-employee directors.

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

Amendment and Termination

The Board at any time, and from time to time, may amend or terminate the 2009 Plan; provided, however, that such amendment or termination shall not be effective unless approved by the Company’s shareholders to the extent shareholder approval is necessary to comply with any applicable tax or regulatory requirements.  In addition, any such amendment or termination that would materially and adversely affect the rights of any Plan Participant shall not to that extent be effective without the consent of the affected Plan Participant.  The Compensation Committee at any time, and from time to time, may amend the terms of any one or more Awards; provided, however, that the Compensation Committee may not effect any amendment that would materially and adversely affect the rights of any Plan Participant under any Award without the consent of such Plan Participant.

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers at the end of the fiscal year ended February 28, 2015.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2015.

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

In addition to cash fees, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 28, 2015 and February 28, 2014.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 88 of this Form 10-K.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2015(1).

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	16,250	-	-	16,250
Dale B. Lavigne(4)	1,313	-	-	1,313
Ronald D. Lavigne(4)	1,313	-	-	1,313
Timothy R. Lindsey	17,250	-	-	17,250
James F. Meara	17,000	-	-	17,000

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2015. Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning with the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow.  For the year ended February 28, 2015 except as disclosed in footnote (4), below, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until cash flow would allow.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 28, 2015.

(4)

On March 5, 2014, Dale B. Lavigne and Ronald D. Lavigne resigned from their board positions.  At the time of their resignations, Dale Lavigne served as the Chairman of the Board of Directors, Chairman of the Compensation Committee and as a member of the Audit Committee, and Ronald Lavigne served as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee.  Along with all fees earned for the fiscal year ended February 28, 2015, all accrued, but unpaid meeting fees and quarterly retainer fees owed to Messrs. D. Lavigne and R. Lavigne were paid in equal monthly payments amortized over one-year following their resignations.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	1,013,780
Total	-	-	1,013,780

(1)

Available to be issued pursuant our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 88.

Security Ownership of Certain Beneficial Owners and Management

Our largest principal beneficial shareholders, and five directors and officers of the Company, together own and control about 15% percent of our outstanding common stock.

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

As of May 20, 2015, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 87; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Maximilian Resources LLC 250 W. 55th Street, 14th Floor New York NY 10019	-	5,714,463(5)	5,714,463	9.99
	Timothy R. Lindsey, Director	910,000	-	910,000	1.8

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	500,000(6)	1,100,000	2.1

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (5) directors and executive officers as a group	2,230,000	500,000(6)	2,730,000	5.3
Series A Convertible Preferred Stock(7)	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.0
	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	7.9

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 20, 2015).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 20, 2015).

(4)

Based upon 51,487,373 shares of common stock outstanding as of May 20, 2015 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 days of May 20, 2015.

(5)

Maximilian Resources LLC is the holder of the warrants , and the percentage of beneficial ownership for Maximilian Resources LLC, which includes the 5,714,463 shares underlying warrants held by it that are exercisable within 60 days of May 20, 2015.  Consists entirely of shares underlying warrants held by Maximilian Resources LLC that are exercisable within 60 days of May 20, 2015.  According to the Schedule 13D/A filed on August 26, 2014, Maximilian Resources LLC shares beneficial ownership, voting power and investment power with its affiliates, Maximilian Investors LLC, a Delaware limited liability company, Platinum Partners Credit Opportunities Master Fund LP, a Delaware limited partnership, Platinum Credit Holdings LLC, a Delaware limited liability company, Platinum Credit Management LP, a Delaware limited partnership (“Platinum Management”) and the investment manager of Maximilian, Mark Nordlicht, the Chief Investment Officer and principal owner of Platinum Management, and Uri Landesman, the President and Managing Member of Platinum Management.  All beneficial owners share the business address shown for Maximilian Resources LLC.

(6)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(7)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 20, 2015, 734,565 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

During the fiscal years ended February 28, 2015, and February 28, 2014, the Company had no related party transactions.

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

The Company has adopted the standards of NYSE MKT LLC for determining the independence of its directors.  The Company is not listed on NYSE MKT LLC and is not subject to the rules of NYSE MKT LLC but applies the rules established by NYSE MKT LLC to establish director independence.

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

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that three of the current directors, Messrs. Wayne G. Dotson, Timothy R. Lindsey, and James F. Meara are independent.  Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.  Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements as set forth in Section 805(c) of the NYSE MKT LLL Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2015 and February 28, 2014:

Services Rendered	Fees Billed FY 2015	Fees Billed FY 2014
Audit fees	$84,000	$84,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$84,000	$84,000

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

4.11

Form of 12% Subordinated Note due 2015 (7)

4.12

Form of Warrant in connection with 12% Subordinated Notes (7)

4.13

Form of Amendment to 12% Subordinated Note due 2015 and Warrant to Purchase Shares of Common Stock (18)

4.14

Warrant Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (14)

4.15

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

10.16

Assignment of Net Profits Interest dated as of August 28, 2013, made by Daybreak Oil and Gas, Inc. to Maximilian Investors LLC. (14)

10.17

Share Exchange Agreement dated as of May 19, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (16)

10.18

First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company. (17)

10.19

First Amendment to Loan and Security Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company. (17)

10.20

Second Amendment to Amended and Restated Loan and Security Agreement and Warrant Amendment, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company. (18)

10.21

Second Amendment to Loan and Security Agreement, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company. (18)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC. (18)

23.2

Consent of MaloneBailey, LLP (18)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2015. (18)

101.INS

XBRL Instance Document (19)

101.SCH

XBRL Taxonomy Schema (19)

101.CAL

XBRL Taxonomy Calculation Linkbase (19)

101.DEF

XBRL Taxonomy Definition Linkbase (19)

101.LAB

XBRL Taxonomy Label Linkbase (19)

101.PRE

XBRL Taxonomy Presentation Linkbase (19)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(9)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 8-K on November 5, 2012 and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 8-K on September 3, 2013 and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-K filed on May 28, 2010 and incorporated by reference herein
(16)	Previously filed as exhibit to Form 10-K filed on May 29, 2014 and incorporated by reference herein
(17)	Previously filed as exhibit to Form 10-Q filed on October 10, 2014 and incorporated by reference herein.
(18)	Filed herewith.
(19)	Furnished herewith.

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
Date: May 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: May 21, 2015		Date: May 21, 2015

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: May 21, 2015		Date: May 21, 2015