Form 10-Q
period 2015-05-31
Daybreak Oil & Gas, Inc.
filed 2015-07-10
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

At July 9, 2015 the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31,	As of February 28,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,473	$496,772
Accounts receivable:
Oil and natural gas sales	192,533	202,732
Joint interest participants	59,971	51,382
Other receivables, net	138,560	160,996
Production revenue receivable – current	120,000	120,000
Prepaid expenses and other current assets	205,485	201,693
Note receivable – current	1,512,366	1,320.944
Total current assets	2,501,388	2,554,519
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	4,250,191	4,379,606
Unproved properties	734,615	733,478
PREPAID DRILLING COSTS	16,452	16,452
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	5,000	35,000
DEFERRED FINANCING COSTS, NET	952,469	1,058,751
NOTE RECEIVABLE – NON-CURRENT	2,787,634	3,429,056
OTHER ASSETS	106,220	106,199
Total assets	$11,353,969	$12,313,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,388,890	$1,435,677
Accounts payable – related parties	920,629	905,891
Accrued interest	186,724	158,797
Notes payable – related party	250,100	250,100
Debt - current portion, net	3,622,725	4,691,211
Line of Credit	862,492	869,865
Total current liabilities	7,231,560	8,311,541
LONG TERM LIABILITIES:
12% Notes payable	315,000	315,000
12% Notes payable – related party, net	250,000	250,000
Debt - non-current portion, net	9,228,289	8,591,507
Asset retirement obligation	30,300	29,603
Total liabilities	17,055,149	17,497,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 and 734,565 shares issued and outstanding, respectively	725	735
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,487,373 and 51,457,373 shares issued and outstanding, respectively	51,487	51,457
Additional paid-in capital	22,968,714	22,968,734
Accumulated deficit	(28,722,106)	(28,205,516)
Total stockholders’ deficit	(5,701,180)	(5,184,590)
Total liabilities and stockholders’ deficit	$11,353,969	$12,313,061

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	Three Months Ended May 31,	Three Months Ended May 31,
	2015	2014
REVENUE:
Oil and natural gas sales	$441,284	$810,429

OPERATING EXPENSES:
Production	75,605	85,530
Exploration and drilling	11,667	6,783
Depreciation, depletion, amortization and impairment	138,840	119,977
General and administrative	285,648	354,819
Total operating expenses	511,760	567,109
OPERATING INCOME (LOSS)	(70,476)	243,320

OTHER INCOME (EXPENSE):
Interest income	222,753	164,838
Interest expense	(668,867)	(665,817)
Total other income (expense)	(446,114)	(500,979)

NET LOSS	(516,590)	(257,659)

Cumulative convertible preferred stock dividend requirement	(33,024)	(33,461)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(549,614)	$(291,120)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,477,173	57,194,488

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(516,590)	$(257,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	-	1,887
Depreciation, depletion and impairment and ARO expense	138,840	119,977
Amortization of debt discount	34,441	41,987
Amortization of deferred financing costs	106,282	103,562
Non-cash interest income	(21)	(21)
Changes in assets and liabilities:
Accounts receivable – oil and gas sales	10,199	(17,036)
Accounts receivable – joint interest participants	(8,589)	74,108
Accounts receivable – other	52,436	31,796
Prepaid expenses and other current assets	(3,792)	5,891
Accounts payable and other accrued liabilities	(48,032)	(235,653)
Accounts payable – related parties	14,738	(6,649)
Accrued interest	27,927	152,900
Net cash provided by (used in) operating activities	(192,161)	15,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(8,620)	(535,923)
Prepaid drilling costs	-	(343,465)
Additions to note receivable	-	(2,550,000)
Collections of note receivable	450,000	606,370
Deferred interest	-	655
Net cash provided by (used in) investing activities	441,380	(2,822,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant conversion	-	7,000
Proceeds from note payable	-	3,500,000
Principal payments on non-current debt	(466,145)	(726,740)
Payment of deferred financing fees	-	(345,000)
Payments to line of credit	(7,373)	(9,000)
Net cash provided by (used in) financing activities	(473,518)	2,426,260

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224,299)	(381,013)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	496,772	500,431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$272,473	$119,418

CASH PAID FOR:
Interest	$500,217	$382,575
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$1,246	$10,419
Conversion of warrants	$-	$1,874
Share-to-warrant exchange	$-	$428
Interest converted to principal	-	7,695
Conversion of preferred stock to common stock	$30	$-

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and gas exploration industry and as of May 31, 2015 has an accumulated deficit of $28,722,106 and a working capital deficit of $4,730,172 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, the Company has become involved in a shallow oil development project in an existing gas field in Lawrence County, Kentucky, through its acquisition of an average 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has a net revenue interest in 13 producing horizontal oil wells in the Twin Bottoms Field.  The Company’s average working interest in these 13 horizontal oil wells is 22.4% and the average net revenue interest is 19.6% in these same wells.

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

Daybreak’s financial statements as of May 31, 2015 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2015 and February 28, 2015, as the joint interest owners have a history of paying their obligations.

At the Company’s East Slopes project in California there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its natural gas production.  At May 31, 2015 and February 28, 2015 these three individual customers represented 100.0% of crude oil and natural gas revenues accounts receivable.  If these buyers are unable to resell their products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from California and Kentucky oil and natural gas sales at May 31, 2015 and February 28, 2015 are set forth in the table below.

		At May 31, 2015		At February 28, 2015
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$79,549	41.3%	$90,906	44.9%
Kentucky – Twin Bottoms Field (Gas)	Jefferson Gas	11,199	5.8%	16,676	8.2%
California – East Slopes Project (Oil)	Plains Marketing	101,785	52.9%	95,150	46.9%
		$192,533	100.0%	$202,732	100.0%

Other receivables balances primarily include amounts due from third parties that were involved in arranging financing transactions for the Company that have not yet been consummated; amounts advanced to certain minority working interest partners in Kentucky; and, monthly principal and interest receivable on the loan to App Energy, LLC, a Kentucky limited liability company (“App Energy”).  Allowances for doubtful accounts relates to amounts due from third parties for financing transactions.  Other receivables balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Other receivables	$377,560	$399,996
Allowance for doubtful accounts	(239,000)	(239,000)
Balance	$138,560	$160,996

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at May 31, 2015 and February 28, 2015 are set forth in the table below.

	May 31, 2015	February 28, 2015
Proved leasehold costs	$695,231	$695,231
Unproved leasehold costs	734,615	733,478
Costs of wells and development	541,686	542,563
Capitalized exploratory well costs	5,301,073	5,308,876
Total cost of oil and gas properties	7,272,605	7,280,148
Accumulated depletion, depreciation, amortization and impairment	(2,287,799)	(2,167,064)
Net Oil and Gas Properties	$4,984,806	$5,113,084

NOTE 6 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $125,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Production revenue receivable – current	$120,000	$120,000
Production revenue receivable – non-current	5,000	35,000
	$125,000	$155,000

NOTE 7 — DEFERRED FINANCING COSTS:

Deferred financing costs at May 31, 2015 and February 28, 2015 relate to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	May 31, 2015	February 28, 2015
Deferred financing costs – loan fees	$151,139	$151,139
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,732,121	1,732,121
Accumulated amortization	(779,652)	(673,370)
Balance	$952,469	$1,058,751

The Company recognized amortization expense of $106,282 for the three months ended May 31, 2015.

NOTE 8 — NOTE RECEIVABLE:

At May 31, 2015, the Company had advanced approximately $8.3 million to App Energy through its credit facility.  Note receivable balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Note receivable – current	$1,512,366	$1,320,944
Note receivable – non-current	2,787,634	3,429,056
	$4,300,000	$4,750,000

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company, at that time, assumed certain original partners’ default liability of approximately $1.5 million representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $249,349 remains unpaid and is included in the May 31, 2015 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2015 and February 28, 2015 accounts payable – related parties balances were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and interest to the Company’s President and Chief Executive Officer on the 12% Subordinated Notes further described in Note 11 – Current and Non-Current Borrowings below.  Payment of these items has been deferred until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current Debt (Short-Term Borrowings)

Note Payable – Related Party

As of May 31, 2015 and February 28, 2015, the Company’s Chairman, President and Chief Executive Officer has loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our Chairman, President and Chief Executive Officer.  At May 31, 2015, the Line of Credit had an outstanding balance of $862,492.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $7,627 for the three months ended May 31, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Non-current Debt (Long-term Borrowings)

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement (of which $250,000 was from a related party) accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and twelve of the thirteen holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  The note principal of $565,000 is payable in full at the amended maturity date of the Notes, which is January 29, 2017.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

12% Note balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $34,441 for the three months ended May 31, 2015.  Unamortized debt discount amounted to $169,624 at May 31, 2015.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 8 – Note Receivable).

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

On May 28, 2014, at Maximilian’s request, the Company finalized a share-for-warrant exchange agreement in which Maximilian returned to the Company 427,729 common shares and was in turn issued the same number of warrants containing the same provisions as the originally issued warrants.  This share-to-warrant exchange occurred so that Maximilian would hold no more than 9.99% of the Company’s common shares issued and outstanding.  The Company determined that the share-to-warrant exchange did not result in any incremental fair value.

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

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “2nd Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The 2nd Amendment modified the calculation of the required monthly payment for a three-month period ending June 30, 2015.  As consideration for entering into the loan modification, the Company agreed to lower the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.

Current debt balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Maximilian Note	$3,751,563	$4,823,325
Maximilian Note Discount	(128,838)	(132,114)
	$3,622,725	$4,691,211

Non-current debt balances at May 31, 2015 and February 28, 2014 are set forth in the table below:

	May 31, 2015	February 28, 2015
Maximilian Note	$9,269,075	$8,663,458
Maximilian Note Discount	(40,786)	(71,951)
	$9,228,289	$8,591,507

NOTE 12 — STOCKHOLDERS’ DEFICIT:

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At May 31, 2015, there were 724,565 shares issued and outstanding, that had not been converted into our common stock.  As of May 31, 2015, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Three Months Ended May 31, 2015	10,000	30,000	1
Totals	675,200	2,025,600	43

Holders of Series A Preferred shall accrue dividends, in the amount of 6% of the original purchase price per annum.  Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  As of May 31, 2015 no dividends have been paid.  Dividends earned since issuance for each fiscal year and the three months ended May 31, 2015 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Year Ended February 28, 2014	59	151,323
Year Ended February 28, 2015	58	132,634
Three Months Ended May 31, 2015	57	33,024
Total Accumulated Dividends		$1,613,601

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,487,373 shares were issued and outstanding as of May 31, 2015.  In comparison, at February 28, 2015, a total of 51,457,373 shares were issued and outstanding.  The increase of 30,000 shares was attributable as shown below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2015	51,457,373
Conversion of Series A Convertible Preferred Stock to common stock	30,000	$30
Common stock, Issued and Outstanding, May 31, 2015	51,487,373

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of May 31, 2015 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.67	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	2.42	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	1.25	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	1.25	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	3.25	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	1.25	427,729
	10,485,301			8,156,401

There were 150,000 warrants issued in 2010 for services that expired during the three months ended May 31, 2015.  During the three months ended May 31, 2015, there were no warrants issued or exercised.  The remaining outstanding warrants as of May 31, 2015, have a weighted average exercise price of $0.06, a weighted average remaining life of 1.42 years, and an intrinsic value of $204,740.

NOTE 14 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2015	February 28, 2015
Computed at U.S. and state statutory rates (40%)	$(206,635)	$(293,176)
Permanent differences	26,890	142,925
Changes in valuation allowance	179,745	150,251
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2015	February 28, 2015
Deferred tax assets:
Net operating loss carryforwards	$9,360,706	$9,188,905
Oil and gas properties	(1,405,713)	(1,436,249)
Stock based compensation	88,723	88,723
Other	(125,491)	(102,899)
Less valuation allowance	(7,918,225)	(7,738,480)
Total	$-	$-

At May 31, 2015, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $23,401,765 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $179,745 and $150,251 for the three months ended May 31, 2015 and the year ended February 28, 2015. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company, as an owner or lessee and operator of oil and natural gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages.  In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of May 31, 2015.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and natural gas properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2015 and in our Annual Report on Form 10-K for the year ended February 28, 2015.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Our operations are focused on identifying and evaluating prospective oil and natural gas properties and funding projects that we believe have the potential to produce oil or natural gas in commercial quantities.  We conduct all of our drilling, exploration and production activities in the United States, and all of our revenues are derived from sales to customers within the United States.  Currently, we are in the process of developing two multi-well oilfield projects; one in Lawrence County, Kentucky and the other in Kern County, California.

Our management cannot provide any assurances that Daybreak will ever operate profitably.  We have not been able to generate sustained positive earnings on a Company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and in Part III, Item 1A. Risk Factors of this 10-Q Report.  Throughout this Quarterly Report on Form 10-Q, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Below is summary of our oil and natural gas projects in Kentucky and California.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,300 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea Sandstone, located at approximately 2,000 feet.  The lateral leg of each well will be between 2,000 feet and 4,500 feet in length.  We have an approximate 25% working interest and an approximate NRI of 21.9% in all horizontal wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API gravity.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.

At May 31, 2015, we had 13 producing horizontal oil wells in the Twin Bottoms Field.  Our first well, the Grove #H-1, was put on production in October 2013.  During the year ended February 28, 2014, three additional oil wells, the Grove #H-3, Grove #H-4 and Grove #H-5, were put on production.  Nine additional horizontal oil wells, the Dillon #H-6, Grove #H-7, Grove #H-8, Grove #H-9, Grove #H-10, Jackson #H-20, Lyons #H-23, Lyons #H-24 and the Dillon #H-22, were put on production during the year ended February 28, 2015.  Our average working interest and net revenue interest (“NRI”) in these 13 producing horizontal oil wells is 22.4% and 19.6%, respectively.

Kentucky Drilling Plans

Future drilling activity in Kentucky will be undertaken after all applicable regulatory permits are received, additional financing is in place, and there is a sustained improvement in crude oil prices.  We plan to spend approximately $0.9 million in new capital investments in the Twin Bottoms Field Project area in the 2015 - 2016 fiscal year.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California. Drilling targets are porous and permeable sand reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  During the three months ended May 31, 2015, we had production from 20 wells.  We have been the Operator at the East Slopes Project since March 2009.

We currently are the operator of 20 oil wells in the East Slopes Project with production from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  Our average working interest and NRI in these producing oil wells is 36.6% and 28.5%, respectively.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.

Sunday Central Processing and Storage Facility

The oil produced from our acreage is considered to be heavy oil.  The oil ranges from 14° to 16° API (American Petroleum Institute) gravity.  All of the oil from our five producing properties is processed, stored and sold from the Sunday Central Processing and Storage Facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by installing three miles of power lines.  In 2013, we completed an upgrade program to this facility including the addition of a second oil storage tank to handle the additional oil production from the wells drilled in 2013.

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $13 per barrel of oil for the three months ended May 31, 2015.  With this centralized facility and having permanent electrical power available, we have been able to decrease our operating expenses relating to oil processing and storage.

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

California Drilling Plans

Future drilling plans include a combination of both exploratory drilling and development well drilling.  Planned drilling activity will be undertaken after all applicable regulatory permits are received, additional financing is in place, and there is a sustained improvement in crude oil prices.  We plan to spend approximately $700,000 in new capital investments within the East Slopes Project area during the remainder of the current fiscal year.

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

Results of Operations – Three Months Ended May 31, 2015 compared to the Three Months Ended May 31, 2014

Hydrocarbon Prices

The price we receive for oil sales in both Kentucky and California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The price we receive for natural gas sales in Kentucky per Mcf is based on the Columbia Gas Transmission Corp. Appalachia Index (“TCO Appalachia”) whereby we will receive 76% of the TCO Appalachia price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  We do not have any natural gas revenues in California.

In the last calendar nine months there has been a significant decline in the price of oil, this has had a substantial negative impact on our cash flow from both our Kentucky and California properties.

Kentucky Oil Prices

Our first oil sales in Kentucky occurred in October 2013.  For the three months ended May 31, 2015, our average realized sale price was $51.79 in comparison to the average WTI price of $53.85 representing a discount of $2.06 per barrel or 3.8% lower than the average WTI price.  In comparison, for the three months ended May 31, 2014 the average WTI price was $101.68 and our average realized sale price was $99.97 representing a discount of $1.71 per barrel or 1.7% lower than the average WTI price.

Kentucky Natural Gas Prices

Our first natural gas sales in Kentucky also occurred in October 2013.  For the three months ended May 31, 2015, our average realized sale price was $1.99 per Mcf in comparison to the average Henry Hub price of $2.76 per million BTU representing a discount of $0.77 per Mcf or 27.9% lower than the average Henry Hub price.  In comparison, for the three months ended May 31, 2014 the average realized sale price was $2.99 per Mcf in comparison to the average Henry Hub price of $4.71 per million BTU representing a discount of $1.72 or 36.5% lower than the average Henry Hub price.

California Oil Prices

For the three months ended May 31, 2015, the average WTI price was $53.85 and our average realized sale price was $45.37, representing a discount of $8.48 per barrel or 15.7% lower than the average WTI price.  In comparison, for the three months ended May 31, 2014, the average WTI prices was $101.68 and our average realized sale price was $96.37 representing a discount of $5.31 per barrel or 5.2% lower than the average WTI price.

Revenues.  Our revenues are derived entirely from the sale of our share of oil production in Kentucky and California and natural gas sales in Kentucky. Oil and natural gas revenues for the three months ended May 31, 2015 in aggregate decreased $369,145 or 45.6%, to $441,284 in comparison to revenues of $810,429 for the three months ended May 31, 2014.  Oil and natural gas sales volume increased 1,232 BOE (barrels of oil equivalent) or 14.3% to 9,874 (BOE) in comparison to 8,642 (BOE) for the three months ended May 31, 2014. The increase in volume was due to new horizontal oil wells put on production in Kentucky during the quarter ended February 28, 2015.  Our average realized sale price on a BOE basis for the three months ended May 31, 2015 was $44.69 in comparison to $93.77 for the three months ended May 31, 2014, a decline of $49.08 or 52.3% per barrel.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the three months ended May 31, 2015 decreased $104,787 or 28.1% to $268,384 in comparison to revenue of $373,171 for the three months ended May 31, 2014.  The average realized sale price of a barrel of oil for the three months ended May 31, 2015 was $51.79 in comparison to $99.97 for the three months ended May 31, 2014.  The decrease of $48.18 or 48.2% in the average sale price of a barrel of oil was offset by an increase in oil production for the three months ended May 31, 2015.

Our net sales volume for the three months ended May 31, 2015 was 5,182 barrels of oil in comparison to 3,733 barrels sold for the three months ended May 31, 2014.  This increase in oil sales volume of 1,449 barrels or 38.8% was due to additional oil wells put on production in comparison to the three months ended May 31, 2014.

The API gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the three months ended May 31, 2015 was from 13 wells resulting in 1,136 well days of production in comparison to 330 well days for the three months ended May 31, 2014.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the three months ended May 31, 2015 increased $7,145 to $14,279 in comparison to revenue of $7,134 for the three months ended May 31, 2014.  The average realized sale price per Mcf for the three months ended May 31, 2015 was $1.99 in comparison to $2.66 for the three months ended May 31, 2014.  Our net sales volume for the three months ended May 31, 2015 was 7,174 Mcf or 1,196 BOE in comparison to 2,680 Mcf or 447 BOE for the three months ended May 31, 2014.  The increase in natural gas revenue and volume was due to nine new additional wells on production during the three months ended May 31, 2015 and the resolution of infrastructure issues that had previously inhibited natural gas production from existing wells.

California Revenue and Production

Oil revenue in California for the three months ended May 31, 2015 decreased $271,503 or 63.1% to $158,621 in comparison to revenue of $430,124 for the three months ended May 31, 2014.  The average realized sale price of a barrel of oil for the three months ended May 31, 2015 was $45.37 in comparison to $96.37 for the three months ended May 31, 2014.  The decrease of $51.00 or 52.9% in the average realized sale price of a barrel of oil accounted for 83.8% of the decrease in revenue for the three months ended May 31, 2015.

Our net sales volume for the three months ended May 31, 2015 was 3,496 barrels of oil in comparison to 4,463 barrels sold for the three months ended May 31, 2014.  This decrease in oil sales volume of 967 barrels or 21.7% accounted for 16.2% of the decrease in revenue for the three months ended May 31, 2015.  The decrease in volume was due to natural decline in the oil producing reservoirs.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the three months ended May 31, 2015 was from 20 wells resulting in 1,825 well days of production in comparison to 1,835 of production from 20 wells for the three months ended May 31, 2014.

Oil and natural gas revenues for the three months ended May 31, 2015 and 2014 are set forth in the following table.

	Three Months Ended May 31, 2015		Three Months Ended May 31, 2014
Project	Revenue	Percentage	Revenue	Percentage
Kentucky - Twin Bottoms Field (Oil)	$268,384	60.8%	$373,171	46.0%
Kentucky – Twin Bottoms Field (Natural Gas)	14,279	3.2%	7,134	0.9%
California - East Slopes Project (Oil)	158,621	36.0%	430,124	53.1%
	$441,284	100.0%	$810,429	100.0%

Operating Expenses.  Total operating expenses for the three months ended May 31, 2015 were $511,760, a decrease of $55,349 or 9.8% compared to $567,109 for the three months ended May 31, 2014.  While decreases were achieved in production expenses and general and administrative (“G&A”) expenses for the three months ended May 31, 2015, the savings of $79,096 in these two categories were partially offset by aggregate increases of $23,747 in exploration and drilling expenses and, depreciation, depletion and amortization (“DD&A”) for the three months ended May 31, 2015.

Operating expenses for the three months ended May 31, 2015 and May 31, 2014 are set forth in the table below:

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
Production expenses	$75,605	$85,530
Exploration and drilling	11,667	6,783
DD&A	138,840	119,977
G&A	285,648	354,819
Total operating expenses	$511,760	$567,109

Production expenses include expenses associated with the production of oil and natural gas.  These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production.  For the three months ended May 31, 2015, these expenses decreased by $9,925 or 11.6% to $75,605 in comparison to $85,530 for the three months ended May 31, 2014.  For the three months ended May 31, 2015 we had 25 wells on production in California and Kentucky in comparison to 13 wells in California for the three months ended May 31, 2014.  On a basis (“BOE”) production expenses in Kentucky were $4.60 per barrel and $13.13 in California or $7.59 in aggregate for the three months ended May 31, 2015. Production expenses represented 14.8% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $4,884 or 72.0% to $11,667 in comparison to $6,783 for the three months ended May 31, 2014. The increase in G&G was due to additional work being done in Kentucky. Exploration and drilling expenses represented 2.3% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2015, DD&A expenses increased $18,863 or 15.7% in comparison to $119,977 for the three months ended May 31, 2014.  On a BOE basis, DD&A expense was $15.39 per barrel in Kentucky and $11.64 per barrel in California for an aggregate of $14.06 per barrel for the three months ended May 31, 2015.  DD&A expenses represented 27.1% of total operating expenses.

G&A expenses include the salaries of our six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the three months ended May 31, 2015, these expenses decreased $69,171 or 19.5% to $285,648 in comparison to $354,819 for the three months ended May 31, 2014.  Accounting, legal and reserve reporting expenses decreased approximately $34,000 in aggregate for the three months ended May 31, 2015.  This decrease was due to additional accounting and legal expenses incurred during the three months ended May 31, 2014 in responding to a Securities and Exchange Commission comment letter on our 10-K filing for the year ended February 28, 2013.  Travel and related expenses also decreased by approximately $10,000 for the three months ended May 31, 2015.  For the three months ended May 31, 2015, we received, as Operator, administrative overhead reimbursement of $16,176 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 55.8% of total operating expenses for the three months ended May 31, 2015.

Interest income for the three months ended May 31, 2015 increased $57,915 or 35.1% to $222,753 due to the App Energy funding agreement in comparison to $164,838 for the three months ended May 31, 2014.  Refer to the discussion later in the MD&A under the caption “Non-Current Borrowings – App Loan Agreement” for more information on the App Energy funding agreement.

Interest expense for the three months ended May 31, 2015 increased $3,050 to $668,867 in comparison to $665,817 for the three months ended May 31, 2014.  The increase in interest expense was primarily due to interest expense associated with our credit facility with Maximilian in which funds are used for drilling in California and Kentucky.  Refer to the discussion later in this MD&A for more information on the Maximilian loan.

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

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our development drilling program in Kentucky, our exploration and development program in Kern County, California and the availability of capital resource financing.  We plan to spend approximately $900,000 and $700,000 in the current fiscal year in new capital investments in Kentucky and California, respectively; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at May 31, 2015 in comparison with February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015	Increase (Decrease)	Percentage Change
Cash	$272,473	$496,772	$(224,299)	(45.2%)
Current Assets	$2,501,388	$2,554,519	$(53,131)	(2.1%)
Total Assets	$11,353,969	$12,313,061	$(959,092)	(7.8%)
Current Liabilities	$(7,231,560)	$(8,311,541)	$1,079,981	(13.0%)
Total Liabilities	$(17,055,149)	$(17,497,651)	$442,502	(2.5%)
Working Capital	$(4,730,172)	$(5,757,022)	$1,026,850	(17.8%)

Our working capital deficit decreased approximately $1 million or 17.8% to $4,730,172 at May 31, 2015 in comparison to $5,757,022 at February 28, 2015.  The reduction in the working capital decrease was primarily due to a change in the current portion of our debt with Maximilian.  While we have ongoing positive cash flow from our operations in California and Kentucky, we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in our cash flow from our East Slope operations in Kern County, California and the Twin Bottoms Field in Lawrence County, Kentucky during the current fiscal year due to a planned drilling program that will result in an increase in the number of wells on production.

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

Major sources of funds in the past for us have included the debt or equity markets and the sale of assets.  While we have achieved positive cash flow from operations in Kentucky and California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. The current uncertainty in the credit and capital markets as well as the decline in oil prices may restrict our ability to obtain needed capital.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the three months ended May 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of three months ended May 31, 2015 have an accumulated deficit of $28,722,106 and a working capital deficit of $4,730,172 which raises substantial doubt about our ability to continue as a going concern.

Changes in Financial Condition

During the three months ended May 31, 2015, we received oil and natural gas sales revenue from 13 wells in Kentucky and 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  During the three months ended May 31, 2015, we had an operating loss of $70,476.  Even though we experienced a decrease in revenues of 45.5% due to a decline in oil prices in comparison to the three months ended May 31, 2014, we were able to reduce our operating expenses by 9.8%.

Our balance sheet at May 31, 2015 reflects total assets of $11.3 million in comparison to $12.3 million at February 28, 2015.  This decrease of approximately $1.0 million is comprised primarily of a $0.2 million decrease in cash and $0.1 million decrease in oil and natural gas properties, $0.1 million in deferred financing costs and a $0.5 million decrease in notes receivable.

At May 31, 2015, total liabilities were $17.0 million in comparison to $17.5 million at February 28, 2015.  This decrease of approximately $0.5 million was due to a decrease in our credit facility balance with Maximilian.

Our common stock issued and outstanding increased by 30,000 shares to 51,487,373 at May 31, 2015 in comparison to 51,457,373 at February 28, 2015 due to one shareholder converting their Series A Convertible Preferred Stock to Common Stock.

Accumulated Deficit

Our financial statements for the three months ended May 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase of $516,590 in the accumulated deficit from $28.2 million at February 28, 2015 to $28.7 million at May 31, 2015 was due to the net loss for the three months ended May 31, 2015.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $272,473 and $496,772 at May 31, 2015 and February 28, 2015, respectively.

Oil and natural gas revenues

Oil and natural gas revenues decreased $369,145 or 45.5% to $441,284 for the three months ended May 31, 2015 in comparison to $810,429 for the three months ended May 31, 2014 due to lower realized oil prices in both Kentucky and California.

Operating Expenses

Operating expenses decreased by $55,349 or 9.8% to $511,760 for the three months ended May 31, 2015 in comparison to $567,109 for the three months ended May 31, 2014.  The decrease was due to lower G&A expenses during the three months ended May 31, 2015.

Operating Income (Loss)

For the three months ended May 31, 2015, we reported an operating loss of $70,476 in comparison to a operating income of $243,320 for the three months ended May 31, 2014.  This decrease of $313,796 or 129.0% was due to the lower realized hydrocarbon prices.

Net Loss

Since entering the oil and gas exploration industry, we have incurred recurring losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $516,590 was reported for the three months ended May 31, 2015 in comparison to a net loss of $257,659 for the three months ended May 31, 2014.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(192,161)	$15,090	(207,251)	(1373.4%)
Net cash provided by (used in) investing activities	$441,380	$(2,822,363)	3,263,743	115.6%
Net cash provided by (used in) financing activities	$(473,518)	$2,426,260	(2,899,778)	(119.5%)

Cash Flow Used in Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the three months ended May 31, 2015, we had a cash flow deficit from operating activities of $192,161 in comparison to positive cash flow of $15,090 for the three months ended May 31, 2014.  This decrease of $207,251 was primarily due to a reduction of our accounts payable balances.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan.  Cash provided by investing activities for the three months ended May 31, 2015 was $441,380, a change of $3,263,743 from the $2,822,363 used in investing activities for the three months ended May 31, 2014.  This change resulted from payments received from the App Energy loan and minimal drilling activity during the three months ended May 31, 2015.  Refer to the caption “Non-current Borrowings – App Loan Agreement” for further discussion of the App Energy loan.

Cash Flow Used in Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash used in financing activities for the three months ended May 31, 2015 was $473,518 a change of $2,899,778 in comparison to the $2,426,260 provided by financing activities in the three months ended May 31, 2014.  The cash used in investing activities for the three months ended May 31, 2015 primarily represents principal payments made on our loan from Maximilian.

Current Debt (Short-Term Borrowings)

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At May 31, 2015 the Line of Credit had an outstanding balance of $862,492.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $7,626 for the three ended May 31, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Non-current Debt (Long-term Borrowings)

12% Subordinated Notes

The 12% Subordinated Notes (“the Notes”) were issued pursuant to a March 2010 private placement (of which $250,000 was issued to a related party) accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and twelve of the thirteen holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  The note principal of $565,000 is payable in full at the amended maturity date of the Notes, which is January 29, 2017.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

12% Note balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and the amended expiration date is January 29, 2017.

The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Three Months Ended May 31, 2015	-	-	-
Totals	150,000	150,000	2

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $34,441 for the three months ended May 31, 2015.  Unamortized debt discount amounted to $169,624 at May 31, 2015.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 8 – Note Receivable).

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

On May 28, 2014, at Maximilian’s request, the Company finalized a share-for-warrant exchange agreement in which Maximilian returned to the Company 427,729 common shares and was in turn issued the same number of warrants containing the same provisions as the originally issued warrants.  This share-to-warrant exchange occurred so that Maximilian would hold no more than 9.99% of the Company’s common shares issued and outstanding.  The Company determined that the share-to-warrant exchange did not result in any incremental fair value.

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

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “2nd Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The 2nd Amendment modified the calculation of the required monthly payment for a three-month period ending June 30, 2015.  As consideration for entering into the loan modification, the Company agreed to lower the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.

Current debt balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Maximilian Note	$3,751,563	$4,823,325
Maximilian Note Discount	(128,838)	(132,114)
	$3,622,725	$4,691,211

Non-current debt balances at May 31, 2015 and February 28, 2014 are set forth in the table below:

	May 31, 2015	February 28, 2015
Maximilian Note	$9,269,075	$8,663,458
Maximilian Note Discount	(40,786)	(71,951)
	$9,228,289	$8,591,507

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

The App Loan Agreement contains customary covenants for loan of such type, including, among other things, covenants that restrict App’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The App Loan Agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of App’s obligations under the App Loan Agreement could be accelerated by the Company, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.  The App Loan Agreement has been amended twice, on August 21, 2014 and May 20, 2015, to eliminate a payment waiver provision and temporarily modify the calculation of loan payments.

In connection with the App Loan Agreement, App also granted to the Company a 25% working interest in approximately 6,400 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App’s affiliates.

At May 31, 2015, the Company advanced $6.4 million to App through its credit facility.  The total amount advanced includes fees paid in connection with the loan amounting to $72,000 and settlement of App’s existing obligation to another lender of $200,386 which were paid directly by Maximilian.

Note receivable balances at May 31, 2015 and February 28, 2015 are set forth in the table below:

	May 31, 2015	February 28, 2015
Note receivable – current	$1,512,366	$1,320,944
Note receivable – non-current	2,787,634	3,429,056
	$4,300,000	$4,750,000

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

At May 31, 2015, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,986,220 of the shares had fully vested.  A total of 1,013,780 Common Stock shares remained available at May 31, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the three months ended May 31, 2015, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

Additionally, Daybreak currently has a net revenue interest in 13 producing horizontal oil wells in the Twin Bottoms Field in Lawrence County, Kentucky.  The Company’s average working interest in these 13 horizontal oil wells is 22.4% and the average net revenue interest is 19.6% in these same wells.

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

Daybreak’s financial statements as of May 31, 2015 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of May 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2015, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2015, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face.   Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Recent Sales of Unregistered Securities:

On April 1, 2015, the Company issued 30,000 shares of Common Stock to an accredited investor pursuant to the terms of a Daybreak private placement offering held in July 2006, during which the accredited investor received shares of Daybreak Series A Convertible Preferred Stock, the terms of which are disclosed in the Company’s Amended and Restated Articles of Incorporation.  Each share of Series A Convertible Preferred Stock can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Pursuant to the terms of the Series A Convertible Preferred Stock, the Common Stock was issued to the accredited investor upon the conversion of 10,000 shares of Series A Convertible Preferred Stock by the accredited investor, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.20(1)

Second Amendment to Amended and Restated Loan and Security Agreement and Warrant Amendment, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company.

10.21(1)

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

101.INS(3)

XBRL Instance Document

101.SCH(3)

XBRL Taxonomy Schema

101.CAL(3)

XBRL Taxonomy Calculation Linkbase

101.DEF(3)

XBRL Taxonomy Definition Linkbase

101.LAB(3)

XBRL Taxonomy Label Linkbase

101.PRE(3)

XBRL Taxonomy Presentation Linkbase

(1)

Previously filed as exhibit to Form 10-K dated May 21, 2015 and filed on May 22, 2015 and incorporated by reference herein.

(2)

Filed herewith.

(3)

Furnished herewith.

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

Date: July 10, 2015