Form 10-Q
period 2015-08-31
Daybreak Oil & Gas, Inc.
filed 2015-10-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________   to   _______________

Commission File Number: 000-50107

DAYBREAK OIL AND GAS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 N. Argonne Road, Suite A 211, Spokane Valley, WA	99212
(Address of principal executive offices)	(Zip code)

(509) 232-7674

(Registrant’s telephone number, including area code)

601 W. Main Ave., Suite 1017, Spokane, WA	99201

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

At October 13, 2015 the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31,	As of February 28,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,492	$496,772
Accounts receivable:
Oil and natural gas sales	123,763	202,732
Joint interest participants	53,686	51,382
Other receivables, net	141,754	160,996
Production revenue receivable – current	95,000	120,000
Prepaid expenses and other current assets	216,700	201,693
Note receivable – current	281,457	1,320,944
Total current assets	1,034,852	2,554,519
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	4,259,275	4,379,606
Unproved properties	737,218	733,478
PREPAID DRILLING COSTS	16,452	16,452
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	-	35,000
DEFERRED FINANCING COSTS, NET	846,187	1,058,751
NOTE RECEIVABLE – NON-CURRENT	3,841,043	3,429,056
OTHER ASSETS	106,241	106,199
Total assets	$10,841,268	$12,313,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,497,010	$1,435,677
Accounts payable – related parties	948,826	905,891
Accrued interest	168,612	158,797
Notes payable – related party	250,100	250,100
Debt – current portion, net	2,720,612	4,691,211
Line of credit	855,333	869,865
Total current liabilities	6,440,493	8,311,541
LONG TERM LIABILITIES:
12% Notes payable, net	315,000	315,000
12% Notes payable – related party, net	250,000	250,000
Debt – non-current portion, net	10,041,871	8,591,507
Asset retirement obligation	31,148	29,603
Total liabilities	17,078,512	17,497,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 and 734,565 shares issued and outstanding, respectively	725	735
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,487,373 and 51,457,373 shares issued and outstanding, respectively	51,487	51,457
Additional paid-in capital	22,968,714	22,968,734
Accumulated deficit	(29,258,170)	(28,205,516)
Total stockholders’ deficit	(6,237,244)	(5,184,590)
Total liabilities and stockholders’ deficit	$10,841,268	$12,313,061

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2015	2014	2015	2014
REVENUE:
Oil and natural gas sales	$369,834	$1,044,296	$811,118	$1,854,725

OPERATING EXPENSES:
Production expenses	70,001	79,955	145,606	165,485
Exploration and drilling	8,400	6,027	20,067	12,810
Depreciation, depletion, amortization, and impairment	118,889	171,516	257,729	291,493
General and administrative	248,855	265,105	534,503	619,924
Total operating expenses	446,145	522,603	957,905	1,089,712
OPERATING INCOME (LOSS)	(76,311)	521,693	(146,787)	765,013

OTHER INCOME (EXPENSE):
Interest income	201,851	290,008	424,604	454,846
Interest expense	(661,604)	(697,187)	(1,330,471)	(1,363,004)
Total other income (expense)	(459,753)	(407,179)	(905,867)	(908,158)

NET INCOME (LOSS)	(536,064)	114,514	(1,052,654)	(143,145)

Cumulative convertible preferred stock dividend requirement	(32,872)	(33,462)	(65,896)	(66,923)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(568,936)	$81,052	$(1,118,550)	$(210,068)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.00)	$(0.02)	$(0.00)
Diluted	$0.01	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	51,487,373	56,422,568	51,482,273	56,819,345
Diluted	51,487,373	61,376,698	51,482,273	56,819,345

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31 2015	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,654)	$(143,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	-	2,515
Depreciation, depletion, accretion and impairment expense	257,730	291,493
Amortization of debt discount	68,196	84,635
Amortization of deferred financing costs	212,564	209,844
Interest income	(42)	(42)
Changes in assets and liabilities:
Accounts receivable – oil and natural gas sales	78,969	(72,706)
Accounts receivable – joint interest participants	(2,304)	187,216
Accounts receivable – other	79,242	(38,197)
Prepaid expenses and other current assets	(15,007)	11,791
Accounts payable and other accrued liabilities	57,453	(346,262)
Accounts payable – related parties	42,935	(89,685)
Accrued interest	9,815	72
Net cash provided by (used in) operating activities	(263,103)	97,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(135,714)	(667,633)
Prepaid drilling costs	-	(646,938)
Additions to note receivable	-	(4,200,000)
Collections of note receivable	627,500	1,483,960
Deferred interest	-	655
Net cash provided by (used in) investing activities	491,786	(4,029,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	5,700,000
Payments on long-term debt	(588,431)	(1,693,348)
Proceeds from warrant conversion	-	7,000
Payment of deferred financing fees	-	(345,000)
Payments on line of credit	(14,532)	(2,359)
Net cash provided by (used in) financing activities	(602,963)	3,666,293

NET DECREASE IN CASH AND CASH EQUIVALENTS	(374,280)	(266,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	496,772	500,431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,492	$234,297

CASH PAID FOR:
Interest	$1,039,896	$1,083,825
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$3,880	$2,426
Conversion of warrants	$-	$1,874
Share-to-warrant exchange	$-	$428
ARO asset and liability increase	$140	$1,906
Increase in note payable for stock acquisition and subsequent retirement	$-	$1,708,447
Conversion of preferred stock to common stock	$30	$-
Repurchase of stock through payment of payroll taxes	$-	$490

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

All of the Company’s oil and gas production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and natural gas exploration industry and as of August 31, 2015 has an accumulated deficit of $29,258,170 and a working capital deficit of $5,405,641 which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern.  Daybreak currently has a net revenue interest in 20 producing oil wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.6% and the average net revenue interest (“NRI”) is 28.4% for these same wells.

Additionally, the Company has become involved in a shallow oil development project in an existing natural gas field in Lawrence County, Kentucky, through its acquisition of an average 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has 13 producing horizontal oil wells in the Twin Bottoms Field with some supplementary natural gas production.  The Company’s average working interest in these 13 horizontal oil wells is 22.4% and the average NRI is 19.6% in these same wells.

The Company anticipates revenues will continue to increase as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling programs in both Kentucky and California at a rate that is compatible with its cash flow; funding opportunities and hydrocarbon prices.

The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth that has resulted in positive cash flow from its oil and natural gas properties, it has not yet established consistent positive cash flow on a company-wide basis primarily due to lower oil prices.  It will be necessary for the Company to obtain additional financing from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plan to continue as a going concern.

Daybreak’s financial statements as of August 31, 2015 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions including lower oil prices as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2015 and February 28, 2015, as all joint interest owners have a history of paying their obligations.

At the Company’s East Slopes project in California, there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its natural gas production.  At August 31, 2015 and February 28, 2015 these three individual customers represented 100.0% of crude oil and natural gas revenue accounts receivable.  If these buyers are unable to resell their products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from Kentucky and California oil and natural gas sales at August 31, 2015 and February 28, 2015 are set forth in the table below.

		August 31, 2015		February 28, 2015
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$46,015	37.2%	$90,906	44.9%
Kentucky – Twin Bottoms Field (Natural gas)	Jefferson Gas	8,201	6.6%	16,676	8.2%
California – East Slopes Project (Oil)	Plains Marketing	69,547	56.2%	95,150	46.9%
		$123,763	100.0%	$202,732	100.0%

Other receivables balances primarily include amounts advanced to certain minority working interest partners in Kentucky and monthly principal and interest receivable on the loan to App Energy, LLC, a Kentucky limited liability company (“App Energy”). For additional information on the App Energy loan refer to the discussion in Note 8 – Note Receivable.

NOTE 5 — OIL AND GAS PROPERTIES:

Oil and gas property balances at August 31, 2015 and February 28, 2015 are set forth in the table below.

	August 31, 2015	February 28, 2015
Proved leasehold costs	$699,417	$695,231
Unproved leasehold costs	737,218	733,478
Costs of wells and development	678,614	542,563
Capitalized exploratory well costs	5,304,632	5,308,876
Total cost of oil and gas properties	7,419,881	7,280,148
Accumulated depletion, depreciation, amortization and impairment	(2,423,388)	(2,167,064)
Net oil and gas properties	$4,996,493	$5,113,084

NOTE 6 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $95,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Production revenue receivable – current	$95,000	$120,000
Production revenue receivable – non-current	-	35,000
	$95,000	$155,000

NOTE 7 — DEFERRED FINANCING COSTS:

Deferred financing costs at August 31, 2015 and February 28, 2015 relate to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	August 31, 2015	February 28, 2015
Deferred financing costs – loan fees	$151,139	$151,139
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,732,121	1,732,121
Accumulated amortization	(885,934)	(673,370)
	$846,187	$1,058,751

The Company recognized amortization expense of $212,564 for the six months ended August 31, 2015.

NOTE 8 — NOTE RECEIVABLE:

At August 31, 2015, the Company had advanced approximately $8.3 million to App Energy through its credit facility.  Note receivable balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Note receivable – current	$281,457	$1,320,944
Note receivable – non-current	3,841,043	3,429,056
	$4,122,500	$4,750,000

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original partners’ default liability of approximately $1.5 million representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $246,349 remains unpaid and is included in the August 31, 2015 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2015 and February 28, 2015 accounts payable – related parties balances were comprised primarily of salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and interest to the Company’s President and Chief Executive Officer on the 12% Subordinated Notes further described in Note 11 – Short-Term and Long-Term Borrowings below.  Payment of these items has been deferred until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

As of August 31, 2015 and February 28, 2015, the Company’s President and Chief Executive Officer had loaned the Company $250,100 in aggregate that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,468 for the six months ended August 31, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  At August 31, 2015 the Line of credit had an outstanding balance of $855,333.

Long-term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement (of which $250,000 was from a related party) accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 note holders agreed to extend the maturity date of the Notes from January 29, 2015 for an additional two years.  The note principal is payable in full at the amended maturity date of the Notes, which is January 29, 2017.  The outstanding balance of the 12% Notes was $565,000 at August 31, 2015 and February 28, 2015.  Should the Board of Directors, on the amended maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

Maximilian Credit Facility

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a discount to debt and is being amortized over the original term of the loan.  Amortization expense was $68,196 for the six months ended August 31, 2015.  Unamortized debt discount was $135,869 at August 31, 2015.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  As of August 31, 2015, 316,617 of these warrants remain unexercised and outstanding.

Maximilian Credit Facility - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App Energy in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 8 – Note Receivable).

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

As consideration for Maximilian facilitating the Company’s transactions with App Energy and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants have an exercise price of $0.10; contain a cash exercise provision and are exercisable for a period of three years expiring on August 28, 2016; and contain an exercise blocker provision that prevents any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s approximate 25% working interest, after the Company recovers it’s investment in the Kentucky acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

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

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the”2nd Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The 2nd Amendment modified the calculation of the required monthly payment for a three-month period ending June 30, 2015.  As consideration for entering into the loan modification, the Company agreed to modify the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.  The Company determined that the modification of the warrant exercise price did not result in any incremental fair value.

With the assistance of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices.

Current debt balances at August 31, 2015, and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Maximilian note	$2,840,442	$4,823,325
Maximilian note - discount	(119,830)	(132,114)
	$2,720,612	$4,691,211

Non-current debt balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Maximilian note	$10,057,910	$8,663,458
Maximilian note - discount	(16,039)	(71,951)
	$10,041,871	$8,591,507

NOTE 12 — STOCKHOLDERS’ DEFICIT:

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At August 31, 2015, there were 724,565 shares issued and outstanding, that had not been converted into our common stock.  As of August 31, 2015, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Six Months Ended August 31, 2015	10,000	30,000	1
Totals	675,200	2,025,600	43

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  As of August 31, 2015, no dividends have been paid.  Dividends earned since issuance for each fiscal year and the six months ended August 31, 2015 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Year Ended February 28, 2014	59	151,323
Year Ended February 28, 2015	58	132,634
Six Months Ended August 31, 2015	57	65,897
Total Accumulated Dividends		$1,646,474

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,487,373 shares were issued and outstanding as of August 31, 2015.  In comparison, at February 28, 2015, a total of 51,457,373 shares were issued and outstanding.  The increase of 30,000 shares was attributable as shown below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2015	51,457,373
Conversion of Series A Convertible Preferred Stock to Common Stock	30,000	$30
Common stock, Issued and Outstanding, August 31, 2015	51,487,373

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of August 31, 2015 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.42	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	2.17	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	1.00	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	1.00	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	3.00	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	1.00	427,729
	10,485,301			8,156,401

There were 150,000 warrants issued in 2010 for services that expired during the six months ended August 31, 2015.  During the six months ended August 31, 2015 there were no warrants issued or exercised.  The remaining outstanding warrants as of August 31, 2015, have a weighted average exercise price of $0.06, a weighted average remaining life of 1.17 years, and an intrinsic value of -$0-.

NOTE 14 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2015	February 28, 2015
Computed at U.S. and state statutory rates (40%)	$(421,059)	$(293,176)
Permanent differences	58,737	142,925
Changes in valuation allowance	362,322	150,251
	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2015	February 28, 2015
Deferred tax assets:
Net operating loss carryforwards	$9,595,165	$9,188,905
Oil and gas properties	(1,429,835)	(1,436,249)
Stock based compensation	88,723	88,723
Other	(153,251)	(102,899)
Less valuation allowance	(8,100,802)	(7,738,480)
	$-	$-

At August 31, 2015, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $23,987,913 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $362,322 for the six months ended August 31, 2015 and increased by $150,251 for the year ended February 28, 2015. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of August 31, 2015.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 16 — SUBSEQUENT EVENTS:

On October 14, 2015, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement and Second Warrant Amendment with Maximilian, which amended the Company’s loan agreement with Maximilian (the “Maximilian Amendment”).  Pursuant to the Maximilian Amendment, Maximilian agreed to a reduction in the Company’s monthly payments under the loan agreement to $50,000 per month for a period of six months ending on February 29, 2016.  The reduction in monthly payments allows for additional funds to be used by the Company in drilling and completing additional wells in Kentucky.  As consideration for the reduction in the monthly payment amount, the Company agreed that twenty percent of the amount by which the monthly payment was reduced would be added to the loan balance, and the portion of the monthly payment savings that constitutes savings in interest or commitment fees would be treated as an additional advance of principal under the loan agreement (the “Deemed Advances”).  The Company also agreed to grant to Maximilian an overriding royalty interest in four wells it drills of 1.5% of its working interest in such wells, subject to reduction connected to the Company’s ongoing efforts to refinance its loan agreement.  As part of the Maximilian Amendment, the Company also agreed to extend the expiration date of the warrants held by Maximilian to purchase up to 6,550,281 shares of common stock of the Company to August 28, 2018.

In connection with entering into the Maximilian Amendment, the Company concurrently entered into a Second Amendment to Loan and Security Agreement with App Energy (the “App Amendment”), which amended the Company’s loan agreement with App Energy in which the Company, as lender, lends to App Energy, as borrower, a portion of the advances it receives pursuant to its loan agreement with Maximilian.  The App Amendment provides for a reduction in interest rate and a reduction in monthly payments to be made by App Energy to the Company for the same payment cycles as the reduced payment to be made by the Company under the Maximilian Amendment.  The reduction in monthly payments by App Energy will allow App Energy to fund its share of drilling and completing additional wells in Kentucky with the Company.  As consideration for the reduction in the monthly payment amount, App Energy agreed that a percentage of the Deemed Advances will be treated as additional advances under the App Energy loan agreement, and that it would fund a portion of the Company’s drilling and development expenses with respect to two wells, subject to a partial refund connected to the Company’s ongoing efforts to refinance its loan agreement.  App Energy also agreed to grant to Maximilian an overriding royalty interest on the same terms as the overriding royalty interest agreed to by the Company.  Finally, App Energy granted to the Company a time-limited option to purchase additional working interest in its Kentucky operations connected to the Company’s ongoing efforts to refinance its loan agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2015 and in our Annual Report on Form 10-K for the year ended February 28, 2015.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

•

Our ability to secure financing under any commitments as well as additional capital to fund operations; and

•

Other factors discussed elsewhere in our Form 10-K for the year ended February 28, 2015; in this Form 10-Q; in our other public filings and press releases; and discussions with Company management.

Our reserve estimates are determined through a subjective process and are subject to revision.

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2015 and in this Form 10-Q occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and natural gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices, such as we are now experiencing, would have a material adverse effect on our results of operations and financial condition.

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

In the current fiscal year, we will continue to seek additional financing for our planned exploration and development activities in both Kentucky and California.  The Company has engaged an investment banking firm to assist in securing refinancing of its debt under more favorable terms and implement its development plans in California and Kentucky.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

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

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,300 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical gas wells in the field indicate the existence of proved oil reserves in the Berea sandstone, located at approximately 2,000 feet.  The lateral leg of each well is between 2,000 feet and 4,500 feet in length.  We have an approximate 25% working interest and an approximate net revenue interest (“NRI”) of 21.9% in all horizontal oil wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API gravity.  We are not the Operator of the Twin Bottoms Field project; instead we rely on the experience of the current Operator and its knowledge of this Field.

At August 31, 2015, we had 13 producing horizontal oil wells in the Twin Bottoms Field.  Our first well, the Grove H-1 was put on production in October 2013.  During the year ended February 28, 2014, three additional oil wells, the Grove #H-3, Grove #H-4 and Grove #H-5, were put on production.  Nine additional horizontal oil wells, the Dillon #H-6, Grove #H-7, Grove #H-8, Grove #H-9, Grove #H-10, Jackson #H-20, Lyons #H-23, Lyons #H-24 and the Dillon #H-22, were put on production during the year ended February 28, 2015.  Our average working interest and NRI in these 13 producing horizontal oil wells is 22.4% and 19.6%, respectively.

In August 2015, we drilled the vertical leg portion of the Murray #H-34 well.  The well was logged and data was collected for use in the drilling of the App Energy #H-33 well.  The App Energy #H-33 well was drilled to a measured depth of 5,251 feet and encountered 3,913 feet of oil pay in the Berea Sandstone.  The App Energy #H-33 well will be hydraulically fractured in late October to early November 2015.  The horizontal portion of the Murray #H-34 well will be drilled at a later date.

Kentucky Drilling Plans

Selected wells may be drilled from time to time to maintain production and leases, however; implementation of our full development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $250,000 in capital investments in the Twin Bottoms Field project area during the remainder of the 2015-2016 fiscal year.

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

Our 20 oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  Our average working interest and NRI in these 20 producing oil wells is 36.6% and 28.5%, respectively.  There are several other similar prospects on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.

Sunday Central Processing and Storage Facility

The oil produced from our acreage in California is considered heavy oil.  The oil ranges from 14° to 16° API (American Petroleum Institute) gravity.  All of the oil from our five producing properties is processed, stored and sold from the Sunday central processing and storage facility.  The oil must be heated to separate and remove water to prepare it to be sold.  We constructed these facilities during the summer and fall of 2009 and at the same time established electrical service for our field by constructing three miles of power lines.  In 2013, we completed an upgrade to this facility including the addition of a second oil storage tank to handle the additional oil production from the wells drilled in 2013.

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $12 per barrel of oil for the six months ended August 31, 2015.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

California Drilling Plans

Future drilling plans include a combination of both exploratory drilling and development well drilling.  Planned drilling activity and implementation of our full development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We do not plan to make any capital investments in the East Slopes Project during the rest of the 2015-2016 fiscal year.

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

Results of Operations – Six Months Ended August 31, 2015 compared to the Six Months Ended August 31, 2014

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

Since June 2014, there has been a significant decline in the WTI price of crude oil and subsequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties as shown in the table below.

	June 2014	August 2015	Percentage Decline
Monthly average WTI crude oil price	$105.79	$42.87	59.5%
Monthly average realized crude oil sales price (Bbl)	$101.32	$39.40	61.1%

Kentucky Oil Prices

For the six months ended August 31, 2015, our average realized oil sale price was $51.36 in comparison to the average WTI price of $52.57 representing a discount of $1.21 per barrel or 2.3% lower than the average WTI price.  In comparison, for the six months ended August 31, 2014, the average WTI price was $101.83 and our average realized sale price was $99.90 representing a discount of $1.93 per barrel or 1.9% lower than the average WTI price.

Kentucky Natural Gas Prices

For the six months ended August 31, 2015, our average realized natural gas sale price was $1.75 per Mcf (thousand cubic feet) in comparison to the average Henry Hub price of $2.78 per million BTU representing a discount of $1.03 per Mcf or 37.0% lower than the average Henry Hub price.  In comparison, for the six months ended August 31, 2014, the average realized sale price was $2.74 per Mcf in comparison to the average Henry Hub price of $4.45 per million BTU representing a discount of $1.71 or 38.3% lower than the average Henry Hub price.

California Oil Prices

For the six months ended August 31, 2015, the average WTI price was $52.57 and our average realized oil sale price was $44.95, representing a discount of $7.62 per barrel or 14.5% lower than the average WTI price.  In comparison, for the six months ended August 31, 2014, the average WTI prices was $101.83 and our average realized sale price was $95.46 representing a discount of $6.37 per barrel or 6.3% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to WTI oil API gravity.

Combined Revenue and Production

Our revenues are derived entirely from the sale of our share of oil production in Kentucky and California and natural gas sales in Kentucky. Oil and natural gas revenues for the six months ended August 31, 2015 in aggregate decreased $1,043,607 or 56.3%, to $811,118 in comparison to revenues of $1,854,725 for the six months ended August 31, 2014.  Oil and natural gas sales volume decreased 1,248 BOE (barrels of oil equivalent) or 6.3% to 18,637 (BOE) in comparison to 19,885 (BOE) for the six months ended August 31, 2014.  The decrease in volume was due to the natural decline in oil producing reservoir pressure.  Our average realized sale price on a BOE basis for the six months ended August 31, 2015 was $43.52 in comparison to $93.32 for the six months ended August 31, 2014, representing a decline of $49.80 or 53.4% per barrel.

Kentucky Oil Revenue and Production

Production in Kentucky is from horizontal oil wells in consolidated shale sands that are characterized by large initial production volumes that decline quite rapidly to a much lower and more stable long-term production volume.  Fluctuations in revenue are closely linked to both production volumes and crude oil prices.  Our first oil sales in Kentucky occurred in October 2013.  Oil revenue in Kentucky for the six months ended August 31, 2015 decreased $557,586 or 54.6% to $464,438 in comparison to revenue of $1,022,024 for the six months ended August 31, 2014.  The average realized sale price of a barrel of oil for the six months ended August 31, 2015 was $51.36 in comparison to $99.90 for the six months ended August 31, 2014.  The decrease of $48.54 or 48.62% in the average sale price of a barrel of oil was responsible for 89.1% of the decline in Kentucky oil revenue for the six months ended August 31, 2015.

Our net sales volume for the six months ended August 31, 2015 was 9,043 barrels of oil in comparison to 10,230 barrels sold for the six months ended August 31, 2014.  This decrease in oil sales volume of 1,187 barrels or 11.6% was responsible for 10.9% of the decline in Kentucky oil revenue for the six months ended August 31, 2015.

The API gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the six months ended August 31, 2015 was from 13 wells resulting in 2,188 well days of production in comparison to 1,176 well days for the six months ended August 31, 2014.  We had production from nine producing horizontal oil wells for the six months ended August 31, 2014.

Kentucky Natural Gas Revenue and Production

Natural gas production is a by-product from our horizontal oil wells and the volume varies on a well-to-well basis.   Our first natural gas sales in Kentucky also occurred in October 2013.  Natural gas revenue for the six months ended August 31, 2015 increased $7,982 to $14,733 in comparison to revenue of $6,751 for the six months ended August 31, 2014.  The average realized sale price per Mcf for the six months ended August 31, 2015 was $1.75 in comparison to $2.87 for the six months ended August 31, 2014.  Our net sales volume for the six months ended August 31, 2015 was 14,733 Mcf or 2,456 BOE in comparison to 6,751 Mcf or 1,125 BOE for the six months ended August 31, 2014.  The increase of 7,982 MCF or 1,330 BOE representing a 118.2% increase was due to infrastructure improvements that had previously inhibited natural gas production from existing wells.

California Revenue and Production

Production in California is from vertical oil wells that historically produce at relatively stable levels over a long period of time.  Fluctuations in revenue are generally more dependent on the price of crude oil and the timing of oil sales rather than oil production volumes.  Oil revenue in California for the six months ended August 31, 2015 decreased $493,297 or 60.6% to $320,876 in comparison to revenue of $814,172 for the six months ended August 31, 2014.  The average realized sale price of a barrel of oil for the six months ended August 31, 2015 was $44.95 in comparison to $95.46 for the six months ended August 31, 2014.  The decrease of $50.51 or 52.9% in the average realized sale price of a barrel of oil accounted for 87.3% of the decrease in California oil revenue for the six months ended August 31, 2015.

Our net sales volume for the six months ended August 31, 2015 was 7,138 barrels of oil in comparison to 8,529 barrels sold for the six months ended August 31, 2014.  This decrease in oil sales volume of 1,391 barrels or 16.3% accounted for 12.7% of the decrease in California oil revenue for the six months ended August 31, 2015.  The decrease in volume was due to natural decline in the oil producing reservoirs.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the six months ended August 31, 2015 was from 20 wells resulting in 3,662 well days of production in comparison to 3,666 of production from 20 wells for the six months ended August 31, 2014.

Oil and natural gas revenues for the six months ended August 31, 2015 and 2014 are set forth in the table below:

	Six Months Ended August 31, 2015		Six Months Ended August 31, 2014
	Revenue	Percentage	Revenue	Percentage
Kentucky – Twin Bottoms Field (oil)	$464,438	57.3%	$1,022,024	55.1%
Kentucky – Twin Bottoms Field (natural gas)	25,804	3.2%	18,529	1.0%
California – East Slopes Project (oil)	320,876	39.5%	814,172	43.9%
Total production expenses	$811,118	100.0%	$1,854,725	100.0%

Operating Expenses.  Total operating expenses for the six months ended August 31, 2015 decreased by $131,807 or 12.1% to $957,905 in comparison to $1,089,712 for the six months ended August 31, 2014.

Operating expenses for the six months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Six Months Ended August 31, 2015			Six Months Ended August 31, 2014
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$145,606	15.2%		$165,485	15.2%
Exploration and drilling expenses	20,067	2.1%		12,810	1.2%
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	257,729	26.9%		291,493	26.7%
General and Administrative (“G&A”) expenses	534,503	55.8%		619,924	56.9%
Total operating expenses	$957,905	100.0%	$51.40	$1,089,712	100.0%	$54.80

Production expenses include expenses associated with the production of oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the six months ended August 31, 2015, these expenses decreased by $19,879 or 12.0% to $145,606 in comparison to $165,485 for the six months ended August 31, 2014.  For the six months ended August 31, 2015 we had 20 wells on production in California and 13 wells on production in Kentucky in comparison to 20 wells in California and nine wells in Kentucky for the six months ended August 31, 2014.  Production expenses represented 15.2% of total operating expenses.

Production expenses in Kentucky and California for the six months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Six Months Ended August 31, 2015		Six Months Ended August 31, 2014
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$58,555	40.2%	$73,611	44.5%
California – East Slopes Project	87,051	59.8%	91,874	55.5%
Total production expenses	$145,606	100.0%	$165,485	100.0%

Production expenses on a BOE basis in Kentucky and California for the six months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Six Months Ended
	August 31, 2015	August 31, 2014
Kentucky – Twin Bottoms Field (BOE)	$5.09	$6.48
California – East Slopes Project (BOE)	$12.19	$10.77
Total production expenses (BOE)	$7.81	$8.32

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $7,257 or 56.6% to $20,067 for the six months ended August 31, 2015 in comparison to $12,810 the six months ended August 31, 2014 primarily due to additional G&G work in Kentucky.  Exploration and drilling expenses represented 2.1% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  For the six months ended August 31, 2015, DD&A expenses decreased $33,764 or 11.6% to $257,729 in comparison to $291,493 for the six months ended August 31, 2014.  The decrease in DD&A is directly related to the level of our hydrocarbon production in both Kentucky and California.  On a BOE basis, DD&A and impairment represented $13.83 and $14.66 per barrel for the six months ended August 31, 2015 and 2014, respectively.  DD&A expenses represented 26.9% of total operating expenses.

G&A expenses include the salaries of six full-time employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  For the six months ended August 31, 2015, G&A expenses decreased $85,421 or 13.8% to $534,503 in comparison to $619,924 for the six months ended August 31, 2014.  Legal, accounting and reserve reporting expenses decreased by $49,400 for the six months ended August 31, 2015.  Travel expenses decreased $10,400 due to reduced drilling activity during the six months ended August 31, 2015 in comparison to the six months ended August 31, 2014.  We received, as Operator in California, administrative overhead reimbursement of $26,644 during the six months ended August 31, 2015 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 55.8% of total operating expenses.

Interest income for the six months ended August 31, 2015 decreased $30,242 or 6.6% to $424,604 in comparison to $454,846 for the six months ended August 31, 2014 due to reduced interest rates on the Note receivable from App Energy. For further discussion on the App Energy Note refer to the discussion of the App Loan Agreement under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

Interest expense for the six months ended August 31, 2015 decreased $32,533 or 2.4% to $1,330,471 in comparison to $1,363,004 for the six months ended August 31, 2014.  The decrease in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian.  The credit facility activity is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the  MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

Results of Operations – Three Months Ended August 31, 2015 compared to the Three Months Ended August 31, 2014

Kentucky Oil Prices

For the three months ended August 31, 2015, our average realized oil sale price was $50.78 in comparison to the average WTI price of $51.28 representing a discount of $0.50 per barrel or 1.0% from the average WTI price.  In comparison, for the three months ended August 31, 2014 the average WTI price was $101.97 and our average realized sale price was $99.86, representing a discount of $2.11 per barrel or 2.1% lower than the average WTI prices.

Kentucky Natural Gas Prices

For the three months ended August 31, 2015, our average realized natural gas sale price was $1.63 per Mcf in comparison to the average Henry Hub price of $2.80 per million BTU representing a discount of $1.17 per Mcf or 41.7% lower than the average Henry Hub price.  In comparison, for the three months ended August 31, 2014, the average realized sale price was $2.80 per Mcf while the average Henry Hub price was $4.18 per million BTU representing a discount of $1.38 or 33.0% lower than the average Henry Hub price.

California Oil Prices

For the three months ended August 31, 2015, the average WTI price was $51.28 and our average realized oil sale price was $44.55 representing a discount of $6.73 per barrel or 13.1% lower than the average WTI price.  In comparison, for the three months ended August 31, 2014, the average WTI price was $101.97 and our average realized sale price was $94.45, representing a discount of $7.52 per barrel or 7.4% lower than the average WTI price.

Combined Revenue and Production

Oil and natural gas revenues for the three months ended August 31, 2015 in aggregate decreased $674,462 or 64.6%, to $369,834 in comparison to revenues of $1,044,296 for the three months ended August 31, 2014.  Oil and natural gas sales volume decreased 2,563 BOE (barrels of oil equivalent) or 22.8% to 8,680 (BOE) in comparison to 11,242 (BOE) for the three months ended August 31, 2014.  Our average realized sale price on a BOE basis for the three months ended August 31, 2015 was $42.61 in comparison to $92.89 for the three months ended August 31, 2014, representing a decline of $50.28 or 54.1% per barrel.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the three months ended August 31, 2015 decreased $452,798 or 69.8% to $196,054 in comparison to revenue of $648,853 for the three months ended August 31, 2014.  The average realized sale price of a barrel of oil for the three months ended August 31, 2015 was $50.78 in comparison to $99.86 for the three months ended August 31, 2014.  The decrease of $49.08 or 49.2% in the average sale price of a barrel of oil accounted for 70.4% of the decline in Kentucky oil revenue for the three months ended August 31, 2015.

Our net sales volume for the three months ended August 31, 2015 was 3,861 barrels of oil in comparison to 6,498 barrels sold for the three months ended August 31, 2014.  This decrease in oil sales volume of 2,637 barrels or 40.6% accounted for 29.6% of the decline in Kentucky oil revenue for the three months ended August 31, 2015.

Production for the three months ended August 31, 2015 was from 13 wells resulting in 1,052 well days of production in comparison to 603 well days for the three months ended August 31, 2014.  We had production from nine producing horizontal oil wells for the three months ended August 31, 2014.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the three months ended August 31, 2015 increased $130 to $11,525 in comparison to revenue of $11,395 for the three months ended August 31, 2014.  The average realized sale price per Mcf for the three months ended August 31, 2015 was $1.63 in comparison to $2.80 for the three months ended August 31, 2014.  Our net sales volume for the three months ended August 31, 2015 was 7,059 Mcf or 1,177 BOE in comparison to 4,071 Mcf or 679 BOE for the three months ended August 31, 2014.  The increase in natural gas volume of 2,988 or 498 BOE representing a 73.4% increase was due to infrastructure improvements that had previously inhibited natural gas production from existing wells.

California Revenue and Production

Oil revenue in California for the three months ended August 31, 2015 decreased $221,793 or 57.8% to $162,255 in comparison to revenue of $384,048 for the three months ended August 31, 2014.  The average realized sale price of a barrel of oil for the three months ended August 31, 2015 was $44.55 in comparison to $94.45 for the three months ended August 31, 2014.  The decrease of $49.90 or 52.8% in the average realized sale price of a barrel of oil accounted for 91.5% of the decrease in California oil revenue for the three months ended August 31, 2015.

Our net sales volume for the three months ended August 31, 2015 was 3,642 barrels of oil in comparison to 4,066 barrels sold for the three months ended August 31, 2014.  This decrease in oil sales volume of 424 barrels or 10.4% accounted for 8.5% of the decrease in revenue for the three months ended August 31, 2015.  Production for the three months ended August 31, 2015 was from 20 wells resulting in 1,837 well days of production in comparison to 1,831 of production from 20 wells for the three months ended August 31, 2014.

Oil and natural gas revenues for the three months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Three Months Ended August 31, 2015		Three Months Ended August 31, 2014
	Revenue	Percentage	Revenue	Percentage
Kentucky – Twin Bottoms Field (oil)	$196,054	53.0%	$648,853	62.1%
Kentucky – Twin Bottoms Field (natural gas)	11,525	3.1%	11,395	1.1%
California – East Slopes Project (oil)	162,255	43.9%	384,048	36.8%
Total production expenses	$369,834	100.0%	$1,044,296	100.0%

Operating Expenses.  Total operating expenses for the three months ended August 31, 2015 decreased by $76,458 or 14.6% to $446,145 in comparison to $522,603 for the three months ended August 31, 2014.

Operating expenses for the three months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Three Months Ended August 31, 2015			Three Months Ended August 31, 2014
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$70,001	15.7%		$79,955	15.3%
Exploration and drilling expenses	8,400	1.9%		6,027	1.2%
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	118,889	26.6%		171,516	32.8%
General and Administrative (“G&A”) expenses	248,855	55.8%		265,105	50.7%
Total operating expenses	$446,145	100.0%	$51.40	$522,603	100.0%	$46.48

For the three months ended August 31, 2015, production expenses decreased by $9,954 or 12.5% to $70,001 in comparison to $79,955 for the three months ended August 31, 2014.  This decrease in production expenses is due to lower production expenses in Kentucky for the three months ended August 31, 2015.  For the three months ended August 31, 2014 we had 20 wells on production in California and 13 wells on production in Kentucky in comparison to 20 wells in California and nine wells in Kentucky for the three months ended August 31, 2014.  Production expenses represented 15.7% of total operating expenses for the three months ended August 31, 2015.

Production expenses in Kentucky and California for the three months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Three Months Ended August 31, 2015		Three Months Ended August 31, 2014
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$28,847	41.2%	$45,625	57.1%
California – East Slopes Project	41,154	58.8%	34,330	42.9%
Total production expenses	$70,001	100.0%	$79,955	100.0%

Production expenses on a BOE basis in Kentucky and California for the three months ended August 31, 2015 and August 31, 2014 are set forth in the table below:

	Three Months Ended
	August 31, 2015	August 31, 2014
Kentucky – Twin Bottoms Field (BOE)	$5.73	$6.12
California – East Slopes Project (BOE)	$11.30	$8.86
Total production expenses (BOE)	$8.06	$7.11

For the three months ended August 31, 2015, exploration and drilling expenses increased $2,373 or 39.4% to $8,400 in comparison to $6,027 for the three months ended August 31, 2014.  Exploration and drilling expenses represented 1.9% of total operating expenses for the three months ended August 31, 2015.

For the three months ended August 31, 2015, DD&A expenses decreased $52,627 or 30.7% to $118,889 in comparison to $171,516 for the three months ended August 31, 2014.  The decrease in DD&A is directly related to lower hydrocarbon production volumes in both Kentucky and California.  On a BOE basis, DD&A and impairment represented $19.76 and $15.26 per barrel for the three months ended August 31, 2015 and 2014, respectively.  DD&A expenses represented 26.6% of total operating expenses for the three months ended August 31, 2015.

For the three months ended August 31, 2015, G&A expenses decreased $16,250 or 6.1% to $248,855 in comparison to $265,105 for the three months ended August 31, 2014.  Legal, accounting and reserve reporting expenses decreased by $15,300 for the three months ended August 31, 2015.  We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended August 31, 2015 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 55.8% of total operating expenses for the three months ended August 31, 2015.

Interest income for the three months ended August 31, 2015 decreased $88,157 or 30.4% to $201,851 in comparison to $290,008 for the three months ended August 31, 2014 due to reduced interest rates on the Note receivable from App Energy.

Interest expense for the three months ended August 31, 2015 decreased $35,583 or 5.1% to $661,604 in comparison to $697,187 for the three months ended August 31, 2014.  The decrease in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian.  The credit facility activity is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings).

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales.  Since June of 2014, there has been a significant decline in the WTI price of crude oil and subsequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties.  Production expenses will fluctuate according to the number and percentage ownership of producing wells that we own.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling programs in California and Kentucky.

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserves base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Lawrence County, Kentucky and Kern County, California and the availability of capital resource financing.

The Company has engaged an investment banking firm to assist in securing refinancing of its debt at more favorable terms and implement our development plans in California and Kentucky.

Changes in our capital resources at August 31, 2015 in comparison to February 28, 2015 are set forth in the table below:

			Increase	Percentage
	August 31, 2015	February 28, 2015	(Decrease)	Change
Cash	$122,492	$496,772	$(374,280)	(75.3%)
Current Assets	$1,034,852	$2,554,519	$(1,519,667)	(59.5%)
Total Assets	$10,841,268	$12,313,061	$(1,471,793)	(12.0%)
Current Liabilities	$6,440,493	$8,311,541	$(1,871,048)	(22.5%)
Total Liabilities	$17,078,512	$17,497,651	$(419,139)	(2.4%)
Working Capital Deficit	$(5,405,641)	$(5,757,022)	$(351,381)	(6.1%)

Our working capital deficit decreased $351,381 or 6.1% to $5,405,641 at August 31, 2015 in comparison to $5,757,022 at February 28, 2015.  This decrease in the working capital deficit was due to reclassification of part of the current portion of the Maximilian credit facility debt to non-current debt due to a loan modification with Maximilian during the six months ended August 31, 2015.  While we have ongoing positive cash flow from our operations in California and Kentucky we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements on a consistent basis.

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

Major sources of funds in the past for us have included the debt or equity markets.  While we have achieved positive cash flow from operations in Kentucky and California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, and stabilized hydrocarbon prices, which may very likely require us to continue to raise equity or debt capital from outside sources.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.  The current uncertainty in the credit and capital markets, and the decline of hydrocarbon prices, may restrict our ability to obtain needed capital.

The Company’s financial statements for the six months ended August 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Since entering the oil and gas exploration industry, we have mostly incurred quarterly net losses.  As of August 31, 2015, we have an accumulated deficit of $29,258,170 and a working capital deficit of $5,405,641 which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we will continue to seek additional financing for our planned exploration and development activities in both Kentucky and California.  The Company has engaged an investment banking firm to assist in securing refinancing of its debt under more favorable terms and implement its development plans in California and Kentucky.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months	Six Months	Increase	Percentage
	August 31, 2015	August 31, 2014	(Decrease)	Change
Net cash provided by (used in) operating activities	$(263,103)	$97,529	$(360,632)	(369.8%)
Net cash provided by (used in) investing activities	$491,786	$(4,029,956)	$4,521,742	112.2%
Net cash provided by (used in) financing activities	$(602,963)	$3,666,293	$(4,269,256)	(116.4%)

Cash Flow Provided by (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the six months ended August 31, 2015, we had cash flow used in operating activities of $263,103 in comparison to cash flow provided by operating activities of $97,529 for the six months ended August 31, 2014.  This decline in operating cash flow of $360,632 or 369.8% is directly related to lower realized hydrocarbon revenues due to a sharp decline of over 60% in crude oil prices since June of 2014.  Non-cash account balances relating to DD&A; amortization of debt discount and deferred financing costs; and stock compensation accounted for a decrease of $49,997 for the six months ended August 31, 2015.  Changes in our receivables, prepaids and payables balances accounted for a net increase of approximately $600,000 in our cash flow, but were offset by the increase in the net loss of approximately $1.1 million for the six months ended August 31, 2015.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan. Cash flow provided by investing activities for the six months ended August 31, 2015 was $491,786, a change of $4,521,742 from the $4,029,956 used in investing activities for the six months ended August 31, 2014.  This change of $4,521,742 was due to reduced drilling activity in Kentucky for the six months ended August 31, 2015 resulting in reduced borrowing through our credit facility with Maximilian.  The credit facility and our lending activity to App Energy is discussed further in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Credit Facility.”

Cash Flow Provided by (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow used in our financing activities was $602,963 for the six months ended August 31, 2015 in comparison to cash flow provided by our financing activities of approximately $3.7 million for the six months ended August 31, 2014.  This change of $4,269,256 was due to a reduced amount of drilling activity in Kentucky for the six months ended August 31, 2015 resulting in less borrowing through our credit facility with Maximilian.  The credit facility and our lending activity to App Energy is discussed further in the MD&A section of this 10-Q report discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2015.

Current Debt (Short-Term Borrowings)

Related Party

During the years ended February 29, 2012 and February 28, 2013, the Company’s President and Chief Executive Officer loaned the Company $250,100 in aggregate that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and, a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At August 31, 2015, the Line of Credit had an outstanding balance of $855,333.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $15,468 for the six months ended August 31, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

Non-current Debt (Long-Term Borrowings)

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) were issued pursuant to a March 2010 private placement (of which $250,000 was issued to a related party) and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  The note principal of $565,000 is payable in full at the amended maturity of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

12% Notes balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and an amended expiration date of January 29, 2017.  The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Six Months Ended August 31, 2015	-	-	-
Totals	150,000	150,000	2

Maximilian Credit Facility

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $68,196 for the six months ended August 31, 2015.  Unamortized debt discount amounted to $135,869 at August 31, 2015.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  As of August 31, 2015, 316,617 of these warrants remain unexercised.

Maximilian Credit Facility - Amended and Restated Loan Agreement

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment. Additionally, Maximilian agreed to temporarily decrease the required monthly payment made by the Company until it has paid $1,000,000 less than the principal payments required by the previous agreement.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

The additional advance, the reduction in the required monthly payment and the reduction in the interest rate were facilitated through the company’s acquisition of 5,694,823 shares of our common stock held by Maximilian.  The repurchased shares were cancelled and restored to the status of authorized, but unissued stock.  The Company paid for the share repurchase transaction through an advance of $1,708,447 under the existing loan agreement with Maximilian.

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

With the assistance of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices.

Current debt balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Maximilian note	$2,840,442	$4,823,325
Maximilian note discount	(119,830)	(132,114)
	$2,720,612	$4,691,211

Non-current debt balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Maximilian note	$10,057,910	$8,663,458
Maximilian note discount	(16,039)	(71,951)
	$10,041,871	$8,591,507

App Loan Agreement

In connection with amending and restating its loan agreement with Maximilian, on August 28, 2013 the Company extended to App Energy, LLC, a Kentucky limited liability company (“App Energy”) a credit facility for the development of a shallow oil project in an existing gas field in Lawrence County, Kentucky pursuant to a Loan and Security Agreement between the Company as lender and App Energy as borrower (the “App Loan Agreement”).

The App Loan Agreement provides for a revolving credit facility of up to $40 million, maturing on August 28, 2017, with a minimum commitment of $2.65 million (the “Initial Advance”).  All funds advanced to App Energy, as borrower, by Daybreak, as lender, are to be borrowed by Daybreak under its Amended Loan Agreement with Maximilian.  The Initial Advance bears interest at a rate per annum equal to 16.8%, and subsequent loans under the Loan Agreement bear interest at a rate per annum equal to 12%.  The App Loan Agreement also provides for a monthly commitment fee of 0.6% per month of the outstanding principal balance of the loans.  The obligations under the App Loan Agreement are secured by a perfected first priority security interest in substantially all of the assets of App Energy, including the App Energy leases in Lawrence County, Kentucky.

The proceeds of the initial borrowing by App Energy of $2.65 million under the App Energy facility were primarily used to (a) pay loan fees and closing costs, (b) repay indebtedness and (c) finance the drilling of three wells by App Energy in the Twin Bottoms Field in Lawrence County, Kentucky in which the Company has a 25% working interest.  Future advances under the facility will primarily be used for oil and gas exploration and development activities.

The App Loan Agreement contains customary covenants for loan of such type, including, among other things, covenants that restrict App Energy’s ability to make capital expenditures, incur indebtedness, incur liens and dispose of property.  The App Loan Agreement also contains various events of default, including failure to pay principal and interest when due, breach of covenants, materially incorrect representations and bankruptcy or insolvency.  If an event of default occurs, all of App Energy’s obligations under the App Loan Agreement could be accelerated by the Company, causing all loans outstanding (including accrued interest and fees payable thereunder) to be declared immediately due and payable.

In connection with the App Loan Agreement, App Energy also granted to the Company a 25% working interest in approximately 6,400 acres (currently 7,300 acres) in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky and entered into a corresponding promissory note and a Mortgage, Leasehold Mortgage, Assignment of Production, Security Agreement and Financing Statement, both dated as of August 28, 2013.  App Energy’s manager, John A. Piedmonte, Jr., also entered into a limited Indemnity Agreement in connection with the loan.  The loans under the App Loan Agreement are also guaranteed by certain of App Energy’s affiliates.

At August 31, 2015, the Company had advanced $8.3 million to App Energy through its credit facility.  Note receivable balances at August 31, 2015 and February 28, 2015 are set forth in the table below:

	August 31, 2015	February 28, 2015
Note receivable – current	$281,457	$1,320,944
Note receivable – non-current	3,841,043	3,429,056
	$4,122,500	$4,750,000

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

Encumbrances

The Company’s debt obligations, pursuant to the loan agreement with Maximilian, are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the  MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

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

At August 31, 2015, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, with 2,986,220 shares having fully vested.  A total of 1,013,780 common stock shares remained available at August 31, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the six months ended August 31, 2015, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.6% with an average net revenue interest of 28.4% for these same wells.  Additionally, Daybreak currently has a net revenue interest in 13 producing horizontal oil wells in the Twin Bottoms Field in Lawrence County, Kentucky.  Our average working interest in these thirteen wells is 22.4% with an average net revenue interest of 19.6%.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in Kentucky and California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow, funding opportunities and hydrocarbon prices.

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

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of August 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2015, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the six months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q Report, you should carefully consider the various factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 28, 2015, which could materially affect our business, financial condition or future results. Our Annual Report is available from the SEC at www.sec.gov.  The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition or future results of operations.

ITEM 5.  OTHER INFORMATION

On October 14, 2015, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement and Second Warrant Amendment with Maximilian, which amended the Company’s loan agreement with Maximilian (the “Maximilian Amendment”).  Pursuant to the Maximilian Amendment, Maximilian agreed to a reduction in the Company’s monthly payments under the loan agreement to $50,000 per month for a period of six months ending on February 29, 2016.  The reduction in monthly payments allows for additional funds to be used by the Company in drilling and completing additional wells in Kentucky.  As consideration for the reduction in the monthly payment amount, the Company agreed that twenty percent of the amount by which the monthly payment was reduced would be added to the loan balance, and the portion of the monthly payment savings that constitutes savings in interest or commitment fees would be treated as an additional advance of principal under the loan agreement (the “Deemed Advances”).  The Company also agreed to grant to Maximilian an overriding royalty interest in four wells it drills of 1.5% of its working interest in such wells, subject to reduction connected to the Company’s ongoing efforts to refinance its loan agreement.  As part of the Maximilian Amendment, the Company also agreed to extend the expiration date of the warrants held by Maximilian to purchase up to 6,550,281 shares of common stock of the Company to August 28, 2018.

In connection with entering into the Maximilian Amendment, the Company concurrently entered into a Second Amendment to Loan and Security Agreement with App Energy (the “App Amendment”), which amended the Company’s loan agreement with App Energy in which the Company, as lender, lends to App Energy, as borrower, a portion of the advances it receives pursuant to its loan agreement with Maximilian.  The App Amendment provides for a reduction in interest rate and a reduction in monthly payments to be made by App Energy to the Company for the same payment cycles as the reduced payment to be made by the Company under the Maximilian Amendment.  The reduction in monthly payments by App Energy will allow App Energy to fund its share of drilling and completing additional wells in Kentucky with the Company.  As consideration for the reduction in the monthly payment amount, App Energy agreed that a percentage of the Deemed Advances will be treated as additional advances under the App Energy loan agreement, and that it would fund a portion of the Company’s drilling and development expenses with respect to two wells, subject to a partial refund connected to the Company’s ongoing efforts to refinance its loan agreement.  App Energy also agreed to grant to Maximilian an overriding royalty interest on the same terms as the overriding royalty interest agreed to by the Company.  Finally, App Energy granted to the Company a time-limited option to purchase additional working interest in its Kentucky operations connected to the Company’s ongoing efforts to refinance its loan agreement.

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

Date: October 14, 2015