Form 10-Q
period 2015-11-30
Daybreak Oil & Gas, Inc.
filed 2016-01-13
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

At January 12, 2016 the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30,	As of February 28,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,646	$496,772
Accounts receivable:
Oil and natural gas sales	119,555	202,732
Joint interest participants	62,934	51,382
Other receivables, net	101,003	160,996
Production revenue receivable – current	65,000	120,000
Prepaid expenses and other current assets	254,649	201,693
Note receivable – current	642,540	1,320,944
Total current assets	1,354,327	2,554,519
OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	4,209,511	4,379,606
Unproved properties	700,805	733,478
PREPAID DRILLING COSTS	16,452	16,452
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	-	35,000
DEFERRED FINANCING COSTS, NET	748,599	1,058,751
NOTE RECEIVABLE – NON-CURRENT	3,738,296	3,429,056
OTHER ASSETS	106,263	106,199
Total assets	$10,874,253	$12,313,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,634,331	$1,435,677
Accounts payable – related parties	963,716	905,891
Accrued interest	188,290	158,797
Notes payable – related party	250,100	250,100
Debt – current portion, net	3,315,906	4,691,211
Line of credit	853,136	869,865
Total current liabilities	7,205,479	8,311,541
LONG TERM LIABILITIES:
12% Notes payable, net	315,000	315,000
12% Notes payable – related party, net	250,000	250,000
Debt – non-current portion, net	10,138,706	8,591,507
Asset retirement obligation	31,873	29,603
Total liabilities	17,941,058	17,497,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 and 734,565 shares issued and outstanding, respectively	725	735
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,487,373 and 51,457,373 shares issued and outstanding, respectively	51,487	51,457
Additional paid-in capital	22,968,714	22,968,734
Accumulated deficit	(30,087,731)	(28,205,516)
Total stockholders’ deficit	(7,066,805)	(5,184,590)
Total liabilities and stockholders’ deficit	$10,874,253	$12,313,061

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2015	2014	2015	2014
REVENUE:
Oil and natural gas sales	$276,332	$663,650	$1,087,450	$2,518,375

OPERATING EXPENSES:
Production expenses	62,637	86,140	208,243	251,625
Exploration and drilling	9,756	7,362	29,823	20,172
Depreciation, depletion, amortization, and impairment	141,969	134,873	399,698	426,366
General and administrative	248,357	230,040	782,860	849,964
Total operating expenses	462,719	458,415	1,420,624	1,548,127
OPERATING INCOME (LOSS)	(186,387)	205,235	(333,174)	970,248

OTHER INCOME (EXPENSE):
Interest income	339,096	378,932	763,700	833,778
Interest expense	(982,270)	(718,586)	(2,312,741)	(2,081,590)
Total other income (expense)	(643,174)	(339,654)	(1,549,041)	(1,247,812)

NET INCOME (LOSS)	(829,561)	(134,419)	(1,882,215)	(277,564)

Cumulative convertible preferred stock dividend requirement	(32,514)	(33,097)	(98,410)	(100,020)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(862,075)	$(167,516)	$(1,980,625)	$(377,584)
NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.02	$(0.00)	$(0.04)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	51,487,373	51,448,373	51,484,073	55,035,219

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2015	November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,882,215)	$(277,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation	-	2,515
Depreciation, depletion, accretion and impairment expense	399,698	426,366
Amortization of debt discount	100,896	127,960
Amortization of deferred financing costs	319,808	316,126
Interest income	(64)	(64)
Changes in assets and liabilities:
Accounts receivable – oil and natural gas sales	83,177	82,071
Accounts receivable – joint interest participants	(11,552)	246,367
Accounts receivable – other	(258,343)	(98,558)
Prepaid expenses and other current assets	(52,956)	(160,096)
Accounts payable and other accrued liabilities	111,258	(505,498)
Accounts payable – related parties	57,825	(100,386)
Accrued interest	693,921	195,406
Net cash provided by (used in) operating activities	(438,547)	254,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(107,263)	(1,285,857)
Prepaid drilling costs	-	(184,227)
Additions to note receivable	-	(4,725,000)
Collections of note receivable	777,500	2,806,710
Deferred interest	-	655
Net cash provided by (used in) investing activities	670,237	(3,387,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	25,000	5,700,000
Payments on long-term debt	(618,431)	(2,202,910)
Proceeds from warrant conversion	-	7,000
Payment of deferred financing fees	(9,656)	(345,000)
Payments on line of credit	(16,729)	(5,421)
Net cash provided by (used in) financing activities	(619,816)	3,153,669

NET DECREASE IN CASH AND CASH EQUIVALENTS	(388,126)	20,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	496,772	500,431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,646	$521,026

CASH PAID FOR:
Interest	$1,862,544	$1,465,881
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and natural gas properties	$87,396	$3,702
Conversion of warrants	$-	$1,874
Share-to-warrant exchange	$-	$428
Increase in note receivable for interest added to principal	$408,336	$-
Increase converted to principal on long term debt	$664,428	$-
ARO asset and liability increase	$140	$2,428
Increase in note payable for stock acquisition and subsequent retirement	$-	$1,708,447
Transfer agent balancing adjustment	-	140
Conversion of preferred stock to common stock	$30	$-
Repurchase of stock through payment of payroll taxes	$-	$490

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2016.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and natural gas exploration industry and as of November 30, 2015 has an accumulated deficit of $30,087,731 and a working capital deficit of $5,851,152 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, the Company has become involved in a shallow oil development project in an existing natural gas field in Lawrence County, Kentucky, through its acquisition of an average 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has 14 producing horizontal oil wells in the Twin Bottoms Field with some supplementary natural gas production.  The Company’s average working interest in these 14 horizontal oil wells is 22.6% and the average NRI is 19.7% in these same wells.

The Company anticipates revenues will continue to decrease from lower hydrocarbon prices even as it participates in the drilling of more wells in California and Kentucky.  Daybreak plans to continue its development drilling programs in both Kentucky and California at a rate that is compatible with its cash flow; funding opportunities and hydrocarbon prices.

The Company’s sources of funds in the past have included the debt and equity markets and select asset sales.  The Company has experienced revenue growth that has resulted in positive cash flow in the past from its oil and natural gas properties, however, it has not yet established consistent positive cash flow on a company-wide basis primarily due to lower oil prices.  The Company has hired an investment banking firm to assist in refinancing its current debt to more favorable terms and secure additional capital to continue to develop its properties in Kentucky and California.  As part of the efforts to refinance its debt, the Company may seek additional funding from the equity markets.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plan to continue as a going concern.

Daybreak’s financial statements as of November 30, 2015 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

There are no new accounting pronouncements issued or effective that have had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 4 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions including lower oil prices as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2015 and February 28, 2015, as all joint interest owners have a history of paying their obligations.

At the Company’s East Slopes project in California, there is only one buyer available for the purchase of all oil production.  At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its oil production and only one buyer available for the purchase of its natural gas production.  At November 30, 2015 and February 28, 2015 these three individual customers represented 100.0% of crude oil and natural gas revenue accounts receivable.  If these buyers are unable to resell their products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from Kentucky and California oil and natural gas sales at November 30, 2015 and February 28, 2015 are set forth in the table below.

		November 30, 2015		February 28, 2015
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$37,640	31.5%	$90,906	44.9%
Kentucky – Twin Bottoms Field (Natural gas)	Jefferson Gas	6,674	5.6%	16,676	8.2%
California – East Slopes Project (Oil)	Plains Marketing	75,241	62.9%	95,150	46.9%
		$119,555	100.0%	$202,732	100.0%

Other receivables balances primarily include amounts advanced to certain minority working interest partners in Kentucky and monthly principal and interest receivable on the loan to App Energy, LLC, a Kentucky limited liability company (“App Energy”). For additional information on the App Energy loan refer to the discussion in Note 8 – Note Receivable.

NOTE 5 — OIL AND NATURAL GAS PROPERTIES:

Oil and natural gas property balances at November 30, 2015 and February 28, 2015 are set forth in the table below.

	November 30, 2015	February 28, 2015
Proved leasehold costs	$700,573	$695,231
Unproved leasehold costs	700,805	733,478
Costs of wells and development	591,576	542,563
Capitalized exploratory well costs	5,447,249	5,308,876
Total cost of oil and natural gas properties	7,440,203	7,280,148
Accumulated depletion, depreciation, amortization and impairment	(2,529,887)	(2,167,064)
Net oil and natural gas properties	$4,910,316	$5,113,084

NOTE 6 — PRODUCTION REVENUE RECEIVABLE:

Production revenue receivable balances of $65,000 in aggregate represent amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Production revenue receivable – current	$65,000	$120,000
Production revenue receivable – non-current	-	35,000
	$65,000	$155,000

NOTE 7 — DEFERRED FINANCING COSTS:

Deferred financing costs at November 30, 2015 and February 28, 2015 relate to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	November 30, 2015	February 28, 2015
Deferred financing costs – loan fees	$160,795	$151,139
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,741,777	1,732,121
Accumulated amortization	(993,178)	(673,370)
	$748,599	$1,058,751

The Company recognized amortization expense of $319,808 for the nine months ended November 30, 2015.

NOTE 8 — NOTE RECEIVABLE:

Note receivable balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Note receivable – current	$642,540	$1,320,944
Note receivable – non-current	3,738,296	3,429,056
	$4,380,836	$4,750,000

In connection with entering into the Third Amendment to the Amended and Restated Loan and Security Agreement and Second Warrant Amendment with Maximilian, (See Note 11 – Short-Term and Long-Term Borrowings), the Company concurrently entered into a Third Amendment to Loan and Security Agreement with App Energy (the “App Amendment”), which amended the Company’s loan agreement with App Energy in which the Company, as lender, lends to App Energy, as borrower, a portion of the advances it receives pursuant to its loan agreement with Maximilian.  The App Amendment provides for a reduction in interest rate from 19.2% to 17.0% and a reduction in monthly payments to $37,500 for principal payments to be made by App Energy to the Company for the same payment cycles as the reduced payment to be made by the Company under the Maximilian Amendment.  The reduction in monthly payments by App Energy will allow App Energy to fund its share of drilling and completing additional wells in Kentucky with the Company.  As consideration for the reduction in the monthly payment amount, App Energy agreed that certain amounts will be treated as additional advances under the App Energy loan agreement, and that it would fund a portion of the Company’s drilling and development expenses with respect to two wells.  App Energy also agreed to grant to Maximilian an overriding royalty interest on the same terms as the overriding royalty interest agreed to by the Company.

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original partners’ default liability of approximately $1.5 million representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $244,849 remains unpaid and is included in the November 30, 2015 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2015 and February 28, 2015 accounts payable – related parties balances were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; deferred directors’ fees; expense reimbursements; and interest to the Company’s President and Chief Executive Officer on the 12% Subordinated Notes further described in Note 11 – Short-Term and Long-Term Borrowings below.  Payment of these items has been deferred until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

As of November 30, 2015 and February 28, 2015, the Company’s President and Chief Executive Officer had loaned the Company $250,100 in aggregate that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $28,770 for the nine months ended November 30, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  At November 30, 2015 the Line of credit had an outstanding balance of $853,136.

Long-term Borrowings

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement (of which $250,000 was from a related party) accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 note holders agreed to extend the maturity date of the Notes from January 29, 2015 for an additional two years.  The note principal is payable in full at the amended maturity date of the Notes, which is January 29, 2017.  Should the Board of Directors, on the amended maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.  The Notes consist of the following:

	November 30, 2015	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
	$565,000	$565,000

Maximilian Credit Facility

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a discount to debt and is being amortized over the original term of the loan.  Amortization expense was $100,896 for the nine months ended November 30, 2015.  Unamortized debt discount was $103,168 at November 30, 2015.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  As of November 30, 2015, 316,617 of these warrants remain unexercised and outstanding.

Maximilian Credit Facility - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App Energy in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and natural gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 8 – Note Receivable).

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

As consideration for Maximilian facilitating the Company’s transactions with App Energy and entering into the amended loan agreement, the Company (a) issued to Maximilian approximately 6.1 million common shares, representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants had an exercise price of $0.10; contained a cash exercise provision and were exercisable for a period of three years expiring on August 28, 2016; and contained an exercise blocker provision that prevents any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s approximate 25% working interest, after the Company recovers its investment in the Kentucky acreage, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “First Amendment”) with Maximilian.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment.  Additionally, Maximilian agreed to temporarily reduce the required monthly payment made by the Company until it had paid $1,000,000 less than principal payments required by the previous agreement.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

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

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Maximilian.  The Second Amendment modified the calculation of the required monthly payment for a three-month period ending June 30, 2015.  As consideration for entering into the loan modification, the Company agreed to modify the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.  The modification did not result to any accounting since these warrants were deemed to be investor warrants.

On October 14, 2015, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement and Second Warrant Amendment with Maximilian, (the “Third Amendment”).  Pursuant to the Third Amendment, Maximilian agreed to a reduction in the Company’s monthly payments under the loan agreement to $50,000 per month for a period of six months ending on February 29, 2016.  The reduction in monthly payments allows for additional funds to be used by the Company in drilling and completing additional wells in Kentucky.  As consideration for the reduction in the monthly payment amount, the Company agreed that twenty percent (20%) of the amount by which the monthly payment was reduced would be added to the loan balance, and the portion of the monthly payment savings that constitutes savings in interest or commitment fees would be treated as an additional advance of principal under the loan agreement (the “Deemed Advances”).  The 20% fee is being recognized as additional interest expense.  The Company also agreed to grant to Maximilian an overriding royalty interest of 1.5% of its working interest in four wells in Kentucky.  As part of the Maximilian Amendment, the Company also agreed to extend the expiration date of the warrants held by Maximilian to purchase up to 6,550,281 shares of common stock of the Company to August 28, 2018.  The Company determined that the accounting of the loan modification was not substantial.  Likewise, the Company determined that the modification of the warrant term did not result in any accounting since these warrants were deemed to be investor warrants.

With the cooperation of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  A waiver was granted by Maximilian for the January 1, 2016 payment that was not made by the Company to Maximilian.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices.

Current debt balances at November 30, 2015, and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Maximilian note	$3,419,074	$4,823,325
Maximilian note - discount	(103,168)	(132,114)
	$3,315,906	$4,691,211

Non-current debt balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Maximilian note	$10,138,706	$8,663,458
Maximilian note - discount	-	(71,951)
	$10,138,706	$8,591,507

NOTE 12 — STOCKHOLDERS’ DEFICIT:

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At November 30, 2015, there were 724,565 shares issued and outstanding, that had not been converted into our common stock.  As of November 30, 2015, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Nine Months Ended November 30, 2015	10,000	30,000	1
Totals	675,200	2,025,600	43

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  As of November 30, 2015, no dividends have been paid.  Dividends earned since issuance for each fiscal year and the nine months ended November 30, 2015 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Year Ended February 28, 2014	59	151,323
Year Ended February 28, 2015	58	132,634
Nine Months Ended November 30, 2015	57	98,410
Total Accumulated Dividends		$1,678,987

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,487,373 shares were issued and outstanding as of November 30, 2015.  In comparison, at February 28, 2015, a total of 51,457,373 shares were issued and outstanding.  The increase of 30,000 shares was attributable as shown below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2015	51,457,373
Conversion of Series A Convertible Preferred Stock to Common Stock	30,000	$30
Common stock, Issued and Outstanding, November 30, 2015	51,487,373

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of November 30, 2015 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	1.17	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	1.92	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	2.75	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	2.75	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	2.75	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	2.75	427,729
	10,485,301			8,156,401

There were 150,000 warrants issued in 2010 for services that expired during the nine months ended November 30, 2015.  During the nine months ended November 30, 2015 there were no warrants issued or exercised.  The remaining outstanding warrants as of November 30, 2015, have a weighted average exercise price of $0.06, a weighted average remaining life of 2.53 years, and an intrinsic value of -$0-.

NOTE 14 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2015	February 28, 2015
Computed at U.S. and state statutory rates (40%)	$(752,885)	$(293,176)
Permanent differences	88,175	142,925
Changes in valuation allowance	664,710	150,251
	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2015	February 28, 2015
Deferred tax assets:
Net operating loss carryforwards	$9,913,956	$9,188,905
Oil and natural gas properties	(1,420,887)	(1,436,249)
Stock based compensation	88,723	88,723
Other	(178,602)	(102,899)
Less valuation allowance	(8,403,190)	(7,738,480)
	$-	$-

At November 30, 2015, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $24,784,890 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $664,710 for the nine months ended November 30, 2015 and increased by $150,251 for the year ended February 28, 2015. Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2015.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and natural gas properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2015 and in our Annual Report on Form 10-K for the year ended February 28, 2015.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

At November 30, 2015, we had 14 producing horizontal oil wells in the Twin Bottoms Field.  Our first well, the Grove H-1 was put on production in October 2013.  During the year ended February 28, 2014, three additional oil wells, the Grove #H-3, Grove #H-4 and Grove #H-5, were put on production.  Nine additional horizontal oil wells, the Dillon #H-6, Grove #H-7, Grove #H-8, Grove #H-9, Grove #H-10, Jackson #H-20, Lyons #H-23, Lyons #H-24 and the Dillon #H-22, were put on production during the year ended February 28, 2015.  The App Energy #H-33 well was drilled in October 2015 to a measured depth of 5,251 feet and encountered 3,913 feet of oil pay in the Berea Sandstone.  Our average working interest and NRI in these 14 producing horizontal oil wells is 22.6% and 19.7%, respectively.

In August 2015, we drilled the vertical leg portion of the Murray #H-34 well.  The well was logged and data was collected for use in the drilling of the App Energy #H-33 well.  The Company paid 12.5% of the drilling and completion cost for a 25% working interest in the App Energy H-33 and Murray #H-34 wells as part of the App Amendment.  The horizontal portion of the Murray #H-34 well will be drilled at a later date.

Kentucky Drilling Plans

Selected wells may be drilled from time to time to maintain production and leases, however; implementation of our full development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We do not plan to make any capital investments in the Twin Bottoms Field project area during the remainder of the 2015-2016 fiscal year.

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

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to a monthly average of approximately $12 per barrel of oil for the nine months ended November 30, 2015.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

Exploration Properties

Bull Run Prospect

This prospect is located in the southern portion of our acreage position.  The drilling targets are the Etchegoin and Santa Margarita sands located between 800 and 1,200 feet deep.  Utilizing the data received from a previously drilled well that was not commercially successful, we expect to drill another exploratory well on this prospect in the future.  Future Bull Run wells will require a pilot steam flood and production facilities.  We estimate that the Bull Run prospect is 70 acres in size.  We have a 37.5% working interest in this prospect.

Sherman Prospect

This prospect is also located in the southern portion of our acreage position.  The drilling targets are the Olcese and Etchegoin sands between 1,000 and 2,000 feet deep.  We estimate that the Sherman Prospect is 100 acres in size.  The Company is currently seeking an extension of the leases in this prospect which expire in May 2016.  We have a 37.5% working interest in this prospect.

Tobias Prospect

This prospect is also located in the central portion of our acreage position.  The drilling targets are the Vedder and Eocene sands between 2,000 and 4,500 feet deep.  This prospect be drilled in the future.  We estimate that the Tobias prospect is 60 acres in size.  We have a 37.5% working interest in this prospect.

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and between Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to “Maximilian”), as lender, and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Non-current Borrowings” in this MD&A.

Results of Operations – Nine Months Ended November 30, 2015 compared to the Nine Months Ended November 30, 2014

Hydrocarbon Prices

The price we receive for oil sales in both Kentucky and California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The price we receive for natural gas sales in Kentucky per Mcf is based on the Columbia Gas Transmission Corp. Appalachia Index (“TCO Appalachia”) whereby we will receive 76% of the TCO Appalachia price per dekatherm (DTH) less $0.25 compression cost for each Mcf of natural gas delivered.  We do not have any natural gas revenues in California.

Since June 2014, there has been a significant decline in the WTI price of crude oil and subsequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties as shown in the table below.

	June 2014	November 2015	Percentage Decline
Monthly average WTI crude oil price	$105.79	$42.39	59.9%
Monthly average realized crude oil sales price (Bbl)	$101.32	$36.66	63.8%

Kentucky Oil Prices

For the nine months ended November 30, 2015, our average realized oil sale price was $49.38 in comparison to the average WTI price of $49.94 representing a discount of $0.56 per barrel or 1.1% lower than the average WTI price.  In comparison, for the nine months ended November 30, 2014, the average WTI price was $96.04 and our average realized sale price was $95.48 representing a discount of $0.56 per barrel or 0.6% lower than the average WTI price.

Kentucky Natural Gas Prices

For the nine months ended November 30, 2015, our average realized natural gas sale price was $1.62 per Mcf (thousand cubic feet) in comparison to the average Henry Hub price of $2.64 per million BTU representing a discount of $1.02 per Mcf or 38.6% lower than the average Henry Hub price.  In comparison, for the nine months ended November 30, 2014, the average realized sale price was $3.01 per Mcf in comparison to the average Henry Hub price of $4.28 per million BTU representing a discount of $1.27 or 29.7% lower than the average Henry Hub price.

California Oil Prices

For the nine months ended November 30, 2015, the average WTI price was $49.94 and our average realized oil sale price was $41.89, representing a discount of $8.05 per barrel or 16.1% lower than the average WTI price.  In comparison, for the nine months ended November 30, 2014, the average WTI price was $96.04 and our average realized sale price was $89.10 representing a discount of $6.94 per barrel or 7.2% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to WTI oil API gravity.

Total Oil and Natural Gas Revenue and Production

Our revenues are derived entirely from the sale of our share of oil production in Kentucky and California and natural gas sales in Kentucky. Oil and natural gas revenues for the nine months ended November 30, 2015 in aggregate decreased $1,430,925 or 56.8%, to $1,087,450 in comparison to revenues of $2,518,375 for the nine months ended November 30, 2014.  Oil and natural gas sales volume decreased 2,520 BOE (barrels of oil equivalent) or 8.6% to 26,528 (BOE) in comparison to 29,048 (BOE) for the nine months ended November 30, 2014.  The decrease in volume was due to the natural decline in oil producing reservoir pressure.  Our average realized sale price on a BOE basis for the nine months ended November 30, 2015 was $40.99 in comparison to $86.75 for the nine months ended November 30, 2014, representing a decline of $45.76 or 52.8% per barrel.

Kentucky Oil Revenue and Production

Production in Kentucky is from horizontal oil wells in consolidated shale sands that are characterized by large initial production volumes that decline quite rapidly to a much lower and more stable long-term production volume.  Fluctuations in revenue are closely linked to both production volumes and crude oil prices.  Our first oil sales in Kentucky occurred in October 2013.  Oil revenue in Kentucky for the nine months ended November 30, 2015 decreased $754,841 or 55.7% to $601,339 in comparison to revenue of $1,356,180 for the nine months ended November 30, 2014.  The average realized sale price of a barrel of oil for the nine months ended November 30, 2015 was $49.38 in comparison to $95.48 for the nine months ended November 30, 2014.  The decrease of $46.11 or 48.3% in the average sale price of a barrel of oil was responsible for 86.8% of the decline in Kentucky oil revenue for the nine months ended November 30, 2015.

Our net sales volume in the nine months ended November 30, 2015 was 12,179 barrels of oil in comparison to 14,221 barrels sold during the nine months ended November 30, 2014.  This decrease in oil sales volume of 2,042 barrels or 14.4% was responsible for 13.2% of the decline in Kentucky oil revenue for the nine months ended November 30, 2015.

The API gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the nine months ended November 30, 2015 was from 14 wells resulting in 3,274 well days of production in comparison to 1,709 well days from 10 horizontal oil wells during the nine months ended November 30, 2014.

Kentucky Natural Gas Revenue and Production

Natural gas production is a by-product from our horizontal oil wells and the volume varies on a well-to-well basis.   Our first natural gas sales in Kentucky also occurred in October 2013.  Natural gas revenue for the nine months ended November 30, 2015 decreased $4,583 to $34,752 in comparison to revenue of $39,335 for the nine months ended November 30, 2014.  The average realized sale price per Mcf for the nine months ended November 30, 2015 was $1.62 in comparison to $3.01 for the nine months ended November 30, 2014.

Our net sales volume in the nine months ended November 30, 2015 was 21,443 Mcf or 3,574 BOE in comparison to 13,350 Mcf or 2,225 BOE during the nine months ended November 30, 2014.  The increase of 8,093 MCF or 1,349 BOE representing a 60.6% increase was due to infrastructure improvements that had previously inhibited natural gas production from existing wells.

California Revenue and Production

Production in California is from vertical oil wells that historically produce at relatively stable levels over time.  Fluctuations in revenue are generally more dependent on the price of crude oil and the timing of oil sales rather than oil production volumes.  Oil revenue in California for the nine months ended November 30, 2015 decreased $671,501 or 59.8% to $451,359 in comparison to revenue of $1,122,860 for the nine months ended November 30, 2014.  The average realized sale price of a barrel of oil for the nine months ended November 30, 2015 was $41.89 in comparison to $89.10 for the nine months ended November 30, 2014.  The decrease of $47.22 or 53.0% in the average realized sale price of a barrel of oil accounted for 88.6% of the decrease in California oil revenue for the nine months ended November 30, 2015.

Our net sales volume in the nine months ended November 30, 2015 was 10,775 barrels of oil in comparison to 12,602 barrels sold during the nine months ended August 31, 2014.  This decrease in oil sales volume of 1,827 barrels or 14.5% accounted for 11.4% of the decrease in California oil revenue for the nine months ended November 30, 2015.  The decrease in volume was due to natural decline in the oil producing reservoirs.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the nine months ended November 30, 2015 was from 20 wells resulting in 5,410 well days of production in comparison to 5,482 of production from 20 wells for the nine months ended November 30, 2014.

Oil and natural gas revenues for the nine months ended November 30, 2015 and 2014 are set forth in the table below:

	Nine Months Ended November 30, 2015		Nine Months Ended November 30, 2014
	Revenue	Percentage	Revenue	Percentage
Kentucky – Twin Bottoms Field (oil)	$601,339	55.3%	$1,356,180	53.8%
Kentucky – Twin Bottoms Field (natural gas)	34,752	3.2%	39,335	1.6%
California – East Slopes Project (oil)	451,359	41.5%	1,122,860	44.6%
Total oil and natural gas revenues*	$1,087,450	100.0%	$2,518,375	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2015 was $40.99 in comparison to $86.75 for the nine months ended November 30, 2014, representing a decline of $45.76 or 52.8% per barrel.

Operating Expenses.  Total operating expenses for the nine months ended November 30, 2015 decreased by $127,503 or 8.2% to $1,420,624 in comparison to $1,548,127 for the nine months ended November 30, 2014.

Operating expenses for the nine months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Nine Months Ended November 30, 2015			Nine Months Ended November 30, 2014
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$208,243	14.7%		$251,625	16.3%
Exploration and drilling expenses	29,823	2.1%		20,172	1.3%
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	399,698	28.1%		426,366	27.5%
General and Administrative (“G&A”) expenses	782,860	55.1%		849,964	54.9%
Total operating expenses	$1,420,624	100.0%	$53.55	$1,548,127	100.0%	$53.33

Production expenses include expenses associated with the production of oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the nine months ended November 30, 2015, these expenses decreased by $43,382 or 17.2% to $208,243 in comparison to $251,625 for the nine months ended November 30, 2014.  For the nine months ended November 30, 2015 we had 20 wells on production in California and 14 wells on production in Kentucky in comparison to 20 wells in California and 10 wells in Kentucky for the nine months ended November 30, 2014.  Production expenses represented 14.7% of total operating expenses.

Production expenses in Kentucky and California for the nine months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Nine Months Ended November 30, 2015		Nine Months Ended November 30, 2014
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$86,928	41.7%	$106,633	42.4%
California – East Slopes Project	121,315	58.3%	144,992	57.6%
Total production expenses	$208,243	100.0%	$251,625	100.0%

Production expenses on a BOE basis in Kentucky and California for the nine months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Nine Months Ended
	November 30, 2015	November 30, 2014
Kentucky – Twin Bottoms Field (BOE)	$5.52	$6.39
California – East Slopes Project (BOE)	$11.26	$11.63
Aggregate production expenses (BOE)	$7.85	$8.66

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $9,651 or 47.8% to $29,823 for the nine months ended November 30, 2015 in comparison to $20,172 the nine months ended November 30, 2014 primarily due to additional G&G work in Kentucky.  Exploration and drilling expenses represented 2.1% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  For the nine months ended November 30, 2015, DD&A expenses decreased $26,668 or 6.3% to $399,698 in comparison to $426,366 for the nine months ended November 30, 2014.  The decrease in DD&A is directly related to the level of our hydrocarbon production in both Kentucky and California offset by additional impairment in California of $34,744.  On a BOE basis, DD&A and impairment represented $15.07 and $14.68 per barrel for the nine months ended November 30, 2015 and 2014, respectively.  DD&A expenses represented 28.1% of total operating expenses.

G&A expenses include the salaries of six full-time employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and natural gas properties as well as for running a public company.  For the nine months ended November 30, 2015, G&A expenses decreased $67,104 or 7.9% to $782,860 in comparison to $849,964 for the nine months ended November 30, 2014.  We received, as Operator in California, administrative overhead reimbursement of $39,965 during the nine months ended November 30, 2015 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 55.1% of total operating expenses.

Interest income for the nine months ended November 30, 2015 decreased $70,078 or 8.4% to $763,700 in comparison to $833,778 for the nine months ended November 30, 2014 due to reduced interest rates and modification of the Note receivable from App Energy. For further discussion on the App Energy Note refer to the discussion of the App Loan Agreement under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

Interest expense for the nine months ended November 30, 2015 increased $231,151 or 11.1% to $2,312,741 in comparison to $2,081,590 for the nine months ended November 30, 2014.  The increase in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian.  The credit facility activity is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the  MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

Results of Operations – Three Months Ended November 30, 2015 compared to the Three Months Ended November 30, 2014

Kentucky Oil Prices

For the three months ended November 30, 2015, our average realized oil sale price was $43.66 in comparison to the average WTI price of $44.70 representing a discount of $1.04 per barrel or 2.3% from the average WTI price.  In comparison, for the three months ended November 30, 2014 the average WTI price was $84.47 and our average realized sale price was $84.11, representing a discount of $0.36 per barrel or 0.4% lower than the average WTI prices.

Kentucky Natural Gas Prices

For the three months ended November 30, 2015, our average realized natural gas sale price was $1.33 per Mcf in comparison to the average Henry Hub price of $2.36 per million BTU representing a discount of $1.03 per Mcf or 43.5% lower than the average Henry Hub price.  In comparison, for the three months ended November 30, 2014, the average realized sale price was $3.15 per Mcf while the average Henry Hub price was $3.94 per million BTU representing a discount of $0.79 or 20.0% lower than the average Henry Hub price.

California Oil Prices

For the three months ended November 30, 2015, the average WTI price was $44.70 and our average realized oil sale price was $35.88 representing a discount of $8.82 per barrel or 19.7% lower than the average WTI price.  In comparison, for the three months ended November 30, 2014, the average WTI price was $84.47 and our average realized sale price was $75.80, representing a discount of $8.67 per barrel or 10.3% lower than the average WTI price.

Total Oil and Natural Gas Revenue and Production

Oil and natural gas revenues for the three months ended November 30, 2015 in aggregate decreased $387,318 or 58.4%, to $276,332 in comparison to revenues of $663,650 for the three months ended November 30, 2014.  Oil and natural gas sales volume decreased 1,272 BOE (barrels of oil equivalent) or 13.9% to 7,891 (BOE) in comparison to 9,163 (BOE) for the three months ended November 30, 2014.  Our average realized sale price on a BOE basis for the three months ended November 30, 2015 was $35.02 in comparison to $72.43 for the three months ended November 30, 2014, representing a decline of $37.41 or 51.6% per barrel.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the three months ended November 30, 2015 decreased $197,255 or 59.0% to $136,901 in comparison to revenue of $334,156 for the three months ended November 30, 2014.  The average realized sale price of a barrel of oil for the three months ended November 30, 2015 was $43.66 in comparison to $84.11 for the three months ended November 30, 2014.  The decrease of $40.46 or 48.1% in the average sale price of a barrel of oil accounted for 81.5% of the decline in Kentucky oil revenue for the three months ended November 30, 2015.

Our net sales volume for the three months ended November 30, 2015 was 3,136 barrels of oil in comparison to 3,991 barrels sold for the three months ended August 31, 2014.  This decrease in oil sales volume of 855 barrels or 21.4% accounted for 18.5% of the decline in Kentucky oil revenue for the three months ended November 30, 2015.

Production for the three months ended November 30, 2015 was from 14 wells resulting in 1,102 well days of production in comparison to 776 well days from 10 horizontal oil wells during for the three months ended November 30, 2014.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the three months ended November 30, 2015 decreased $11,858 to $8,948 in comparison to revenue of $20,806 for the three months ended November 30, 2014.  The average realized sale price per Mcf for the three months ended November 30, 2015 was $1.33 in comparison to $3.15 for the three months ended November 30, 2014.  Our net sales volume for the three months ended November 30, 2015 was 6,710 Mcf or 1,118 BOE in comparison to 6,599 Mcf or 1,100 BOE for the three months ended November 30, 2014.  The increase in natural gas volume of 112 or 19 BOE representing a 1.7% increase was due to infrastructure improvements that had previously inhibited natural gas production from existing wells.

California Revenue and Production

Oil revenue in California for the three months ended November 30, 2015 decreased $178,205 or 57.7% to $130,483 in comparison to revenue of $308,688 for the three months ended November 30, 2014.  The average realized sale price of a barrel of oil for the three months ended November 30, 2015 was $35.88 in comparison to $75.80 for the three months ended November 30, 2014.  The decrease of $39.92 or 52.7% in the average realized sale price of a barrel of oil accounted for 91.2% of the decrease in California oil revenue for the three months ended November 30, 2015.

Our net sales volume for the three months ended November 30, 2015 was 3,637 barrels of oil in comparison to 4,072 barrels sold for the three months ended November 30, 2014.  This decrease in oil sales volume of 435 barrels or 10.7% accounted for 8.8% of the decrease in revenue for the three months ended November 30, 2015.  Production for the three months ended November 30, 2015 was from 20 wells resulting in 1,748 well days of production in comparison to 1,816 of production from 20 wells for the three months ended November 30, 2014.

Oil and natural gas revenues for the three months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Three Months Ended November 30, 2015		Three Months Ended November 30, 2014
	Revenue	Percentage	Revenue	Percentage
Kentucky – Twin Bottoms Field (oil)	$136,901	49.6%	$334,156	50.4%
Kentucky – Twin Bottoms Field (natural gas)	8,948	3.2%	20,806	3.1%
California – East Slopes Project (oil)	130,483	47.2%	308,688	46.5%
Total oil and natural gas revenues*	$276,332	100.0%	$663,650	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2015 was $35.02 in comparison to $72.43 for the three months ended November 30, 2014, representing a decline of $37.41 or 51.6% per barrel.

Operating Expenses.  Total operating expenses for the three months ended November 30, 2015 increased by $4,304 or 0.9% to $462,719 in comparison to $458,415 for the three months ended November 30, 2014.

Operating expenses for the three months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Three Months Ended November 30, 2015			Three Months Ended November 30, 2014
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$62,637	13.5%		$86,140	18.8%
Exploration and drilling expenses	9,756	2.1%		7,362	1.6%
Depreciation, Depletion, Amortization, and Impairment (“DD&A”)	141,969	30.7%		134,873	29.4%
General and Administrative (“G&A”) expenses	248,357	53.7%		230,040	50.2%
Total operating expenses	$462,719	100.0%	$58.64	$458,415	100.0%	$50.03

For the three months ended November 30, 2015, production expenses decreased by $23,503 or 27.3% to $62,637 in comparison to $86,140 for the three months ended November 30, 2014.  For the three months ended November 30, 2014 we had 20 wells on production in California and 14 wells on production in Kentucky in comparison to 20 wells in California and 10 wells in Kentucky for the three months ended November 30, 2014.  Production expenses represented 13.5% of total operating expenses for the three months ended November 30, 2015.

Production expenses in Kentucky and California for the three months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Three Months Ended November 30, 2015		Three Months Ended November 30, 2014
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$28,374	45.3%	$31,482	36.5%
California – East Slopes Project	34,263	54.7%	54,658	63.5%
Total production expenses	$62,637	100.0%	$86,140	100.0%

Production expenses on a BOE basis in Kentucky and California for the three months ended November 30, 2015 and November 30, 2014 are set forth in the table below:

	Three Months Ended
	November 30, 2015	November 30, 2014
Kentucky – Twin Bottoms Field (BOE)	$6.67	$6.12
California – East Slopes Project (BOE)	$9.42	$13.42
Aggregate production expenses (BOE)	$7.94	$9.40

For the three months ended November 30, 2015, exploration and drilling expenses increased $2,394 or 32.5% to $9,756 in comparison to $7,362 for the three months ended November 30, 2014.  Exploration and drilling expenses represented 2.1% of total operating expenses for the three months ended November 30, 2015.

For the three months ended November 30, 2015, DD&A expenses increased $7,096 or 5.3% to $141,969 in comparison to $134,873 for the three months ended November 30, 2014.  The increase in DD&A is directly related to the recognition of $34,744 in property impairment in California offset by lower hydrocarbon production volumes in both Kentucky and California.  On a BOE basis, DD&A and impairment represented $17.99 and $14.75 per barrel for the three months ended November 30, 2015 and 2014, respectively.  DD&A expenses represented 30.7% of total operating expenses for the three months ended November 30, 2015.

For the three months ended November 30, 2015, G&A expenses increased $18,317 or 8.0% to $248,357 in comparison to $230,040 for the three months ended November 30, 2014.  We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended November 30, 2015 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 53.7% of total operating expenses for the three months ended November 30, 2015.

Interest income for the three months ended November 30, 2015 decreased $39,836 or 10.5% to $339,096 in comparison to $378,932 for the three months ended November 30, 2014 due to reduced loan balances on the Note receivable from App Energy.

Interest expense for the three months ended November 30, 2015 increased $263,684 or 36.7% to $982,270 in comparison to $718,586 for the three months ended November 30, 2014.  The increase in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian.  The credit facility activity is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement in the MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings).

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

Changes in our capital resources at November 30, 2015 in comparison to February 28, 2015 are set forth in the table below:

			Increase	Percentage
	November 30, 2015	February 28, 2015	(Decrease)	Change
Cash	$108,646	$496,772	$(388,126)	(78.1%)
Current Assets	$1,354,327	$2,554,519	$(1,200,192)	(47.0%)
Total Assets	$10,874,253	$12,313,061	$(1,438,808)	(11.7%)
Current Liabilities	$7,205,479	$8,311,541	$(1,106,062)	(13.3%)
Total Liabilities	$17,941,058	$17,497,651	$443,407	2.5%
Working Capital Deficit	$(5,851,152)	$(5,757,022)	$(94,130)	(1.6%)

Our working capital deficit decreased $94,130 or 1.6% to $5,851,152 at November 30, 2015 in comparison to $5,757,022 at February 28, 2015.  This decrease in the working capital deficit was due to reclassification of part of the current portion of the Maximilian credit facility debt to non-current debt due to a loan modification with Maximilian during the nine months ended November 30, 2015.  While we have ongoing positive cash flow from our operations in California and Kentucky we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements on a consistent basis.

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

Major sources of funds in the past for us have included the debt and equity markets, as well as select asset sales.  While we have achieved positive cash flow from operations in Kentucky and California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and natural gas producing properties, and stabilized hydrocarbon prices, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

The Company’s financial statements for the nine months ended November 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Since entering the oil and gas exploration industry, we have mostly incurred quarterly net losses.  As of November 30, 2015, we have an accumulated deficit of $30,087,731 and a working capital deficit of $5,851,152 which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months	Nine Months	Increase	Percentage
	November 30, 2015	November 30, 2014	(Decrease)	Change
Net cash provided by (used in) operating activities	$(438,547)	$254,645	$(693,192)	(272.2%)
Net cash provided by (used in) investing activities	$670,237	$(3,387,719)	$4,057,956	119.8%
Net cash provided by (used in) financing activities	$(619,816)	$3,153,669	$(3,773,485)	(119.7%)

Cash Flow Provided by (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the nine months ended November 30, 2015, we had a cash flow deficit in operating activities of $438,547 in comparison to cash flow provided by operating activities of $254,645 for the nine months ended November 30, 2014.  This decline in operating cash flow of 693,192 or 272.2% is directly related to lower realized hydrocarbon revenues from the sharp decline of approximately 64% in crude oil prices since June of 2014.  Non-cash account balances relating to DD&A; amortization of debt discount and deferred financing costs accounted for a represented $820,338 in aggregate for the nine months ended November 30, 2015.  Changes in our receivables, prepaids and payables balances accounted for a net increase of approximately $623,330 in our cash flow, but were offset by the increase in the net loss of approximately $1.9 million for the nine months ended November 30, 2015.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan. Cash flow provided by investing activities for the nine months ended November 30, 2015 was $670,237, a change of $4,057,956 from the $3,387,719 used in investing activities for the nine months ended November 30, 2014.  This change of $4,057,956 was due to less drilling activity because of lower hydrocarbon prices and reduced lending to App Energy for the nine months ended November 30, 2015.  The credit facility and our lending activity to App Energy is discussed further in the MD&A section of this 10-Q report under the caption “Long-Term Borrowings – Maximilian Credit Facility.”

Cash Flow Provided by (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash used in our financing activities was $619,816 for the nine months ended November 30, 2015 in comparison to cash flow provided by our financing activities of approximately $3.2 million for the nine months ended November 30, 2014.  This change of $3,773,485 was due to less drilling activity because of lower hydrocarbon prices for the nine months ended November 30, 2015 resulting in less borrowing through our credit facility with Maximilian.  The credit facility and our lending activity to App Energy is discussed further in the MD&A section of this 10-Q report discussed further in the discussion of the

Maximilian Credit Facility – Amended and Restated Loan Agreement in the MD&A section of this 10-Q report under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Long-term Borrowings) in this MD&A.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2015.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2015, the Line of Credit had an outstanding balance of $853,136.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $28,770 for the nine months ended November 30, 2015.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

12% Notes balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and an amended expiration date of January 29, 2017.  The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Nine Months Ended November 30, 2015	-	-	-
Totals	150,000	150,000	2

Maximilian Credit Facility

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $100,896 for the nine months ended November 30, 2015.  Unamortized debt discount amounted to $103,168 at November 30, 2015.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  As of November 30, 2015, 316,617 of these warrants remain unexercised.

Maximilian Credit Facility - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and natural gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App on August 28, 2013 (See Note 8 – Note Receivable).

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “First Amendment”) with Maximilian.  The First Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment. Additionally, Maximilian agreed to temporarily decrease the required monthly payment made by the Company until it has paid $1,000,000 less than the principal payments required by the previous agreement.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

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

On May 20, 2015, the Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) with Maximilian.  The Second Amendment modified the calculation of the required monthly payment for a three-month period ending June 30, 2015.  As consideration for entering into the loan modification, the Company agreed to lower the exercise price of the warrants Maximilian currently holds from $0.10 to $0.04.  No other terms of the warrant agreement were changed.

On October 14, 2015, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement and Second Warrant Amendment with Maximilian, (the “Third Amendment”).  Pursuant to the Third Amendment, Maximilian agreed to a reduction in the Company’s monthly payments under the loan agreement to $50,000 per month for a period of six months ending on February 29, 2016.  The reduction in monthly payments allows for additional funds to be used by the Company in drilling and completing additional wells in Kentucky.  As consideration for the reduction in the monthly payment amount, the Company agreed that twenty percent of the amount by which the monthly payment was reduced would be added to the loan balance, and the portion of the monthly payment savings that constitutes savings in interest or commitment fees would be treated as an additional advance of principal under the loan agreement (the “Deemed Advances”).  The Company also agreed to grant to Maximilian an overriding royalty interest of 1.5% of its working interest in four wells in Kentucky.  As part of the Third Amendment, the Company also agreed to extend the expiration date of the warrants held by Maximilian to purchase up to 6,550,281 shares of common stock of the Company to August 28, 2018.  The Company determined that the modification of the warrant expiration date did not result in any incremental fair value.

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

Current debt balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Maximilian note	$3,419,074	$4,823,325
Maximilian note discount	(103,168)	(132,114)
	$3,315,906	$4,691,211

Non-current debt balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Maximilian note	$10,138,706	$8,663,458
Maximilian note discount	-	(71,951)
	$10,138,706	$8,591,507

App Loan Agreement

In connection with amending and restating its loan agreement with Maximilian, on August 28, 2013 the Company extended to App Energy, LLC, a Kentucky limited liability company (“App Energy”) a credit facility for the development of a shallow oil project in an existing natural gas field in Lawrence County, Kentucky pursuant to a Loan and Security Agreement between the Company as lender and App Energy as borrower (the “App Loan Agreement”).

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

The proceeds of the initial borrowing by App Energy of $2.65 million under the App Energy facility were primarily used to (a) pay loan fees and closing costs, (b) repay indebtedness and (c) finance the drilling of three wells by App Energy in the Twin Bottoms Field in Lawrence County, Kentucky in which the Company has a 25% working interest.  Future advances under the facility will primarily be used for oil and natural gas exploration and development activities.

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

In connection with entering into the Third Amendment with Maximilian, the Company concurrently entered into a Third Amendment to Loan and Security Agreement with App Energy (the “App Amendment”), which amended the Company’s loan agreement with App Energy in which the Company, as lender, lends to App Energy, as borrower, a portion of the advances it receives pursuant to its loan agreement with Maximilian.  The App Amendment provides for a reduction in interest rate and a reduction in monthly payments to be made by App Energy to the Company for the same payment cycles as the reduced payment to be made by the Company under the Maximilian Amendment.  The reduction in monthly payments by App Energy will allow App Energy to fund its share of drilling and completing additional wells in Kentucky with the Company.  As consideration for the reduction in the monthly payment amount, App Energy agreed that certain amounts will be treated as additional advances under the App Energy loan agreement, and that it would fund a portion of the Company’s drilling and development expenses with respect to two wells.  App Energy also agreed to grant to Maximilian an overriding royalty interest on the same terms as the overriding royalty interest agreed to by the Company.

Note receivable balances at November 30, 2015 and February 28, 2015 are set forth in the table below:

	November 30, 2015	February 28, 2015
Note receivable – current	$642,540	$1,320,944
Note receivable – non-current	3,738,296	3,429,056
	$4,380,836	$4,750,000

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

At November 30, 2015, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, with 2,986,220 shares having fully vested.  A total of 1,013,780 common stock shares remained available at August 31, 2015 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the nine months ended November 30, 2015, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance Daybreak’s ability to continue as a going concern.  The Company currently has a net revenue interest in 20 producing wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”).  The revenue from these wells has created a steady and reliable source of revenue.  The Company’s average working interest in these wells is 36.6% with an average net revenue interest of 28.5% for these same wells.  Additionally, Daybreak currently has a net revenue interest in 14 producing horizontal oil wells in the Twin Bottoms Field in Lawrence County, Kentucky.  Our average working interest in these 14 wells is 22.6% with an average net revenue interest of 19.7%.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in Kentucky and California.  Daybreak plans to continue its development drilling program at a rate that is compatible with its cash flow, funding opportunities and hydrocarbon prices.

The Company’s sources of funds in the past have included the debt and equity markets and select asset sales.  The Company has experienced revenue growth from its oil properties, however, it has not yet established a consistent positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However the Company cannot offer any assurance that the Company will be successful in executing the aforementioned plans to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of November 30, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2015, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the nine months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.20(1)

Third Amendment to Amended and Restated Loan and Security Agreement and Second Warrant Amendment, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company.

10.21(1)

Third Amendment to Loan and Security Agreement, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company.

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

Date: January 13, 2016