Form 10-K
period 2016-02-29
Daybreak Oil & Gas, Inc.
filed 2016-05-27
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.04 on August 31, 2015, as reported by the Over-the-Counter Market was $1,970,295.

At May 26, 2016, the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include statements relating to future events or our future financial or operating performance, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections for the future of our business and our industry and are not statements of historical fact.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:

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

•

Our ability to secure financing under any commitments as well as additional capital to fund operations; and

•

Other factors discussed elsewhere in this Form 10-K; in our other public filings and press releases; and discussions with Company management.

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

PART I

ITEM 1.   BUSINESS

Historical Background

Daybreak Oil and Gas, Inc. (referred to herein as “we,” “our,” “us,” “Daybreak” or the “Company”) was originally incorporated in the State of Washington on March 11, 1955 as Daybreak Uranium, Inc.  The Company was organized to explore for, acquire and develop mineral properties throughout the Western United States.  In August 1955, we acquired the assets of Morning Sun Uranium, Inc.  By the late 1950’s, we ceased to be a producing mining company and thereafter engaged in mineral exploration only.  In May 1964, to reflect the diversity of our mineral holdings, we changed our name to Daybreak Mines, Inc.  By February 1967, we had ceased all exploration operations.  After that time, our activities were confined to annual assessment and maintenance work on our Idaho mineral properties and other general and administrative functions.  In November 2004, we sold our last remaining mineral rights covering approximately 340 acres in Shoshone County, Idaho.

Effective March 1, 2005, we undertook a new business direction for the Company; that of an exploration, development and production company in the oil and natural gas industry.  In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc.  Our Common Stock is quoted on the OTC Pink marketplace under the symbol DBRM.

Our corporate office is located at 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212-2699.  Our telephone number is (509) 232-7674.  Additionally, we have a regional operations office located at 1414 S. Friendswood Dr., Suite 212, Friendswood, Texas 77546.  The telephone number of our office in Friendswood is (281) 996-4176.

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

Our long-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and natural gas properties and on the prevailing sales price for oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices, such as we are now experiencing, does have a material adverse effect on our results of operations and financial condition.

The Company’s focus is to pursue oil and natural gas drilling opportunities through joint ventures with industry partners as a means of limiting our drilling risk.  Prospects are generally brought to us by other oil and natural gas companies or individuals.  We identify and evaluate prospective oil and natural gas properties to determine both the degree of risk and the commercial potential of the project.  We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return.  Modern technology including 3-D seismic helps us identify potential oil and natural gas reservoirs and to mitigate our risk.  Currently, our core areas of activity are located in Lawrence County, Kentucky and Kern County, California although new opportunities may ultimately be secured in other areas.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In some instances, such as with our California operations, we strive to be the operator of our oil and gas properties.  As the operator, we are more directly in control of the timing; costs of drilling and completion; and production operations on our projects.  In other instances, such as with our Kentucky properties, we may not serve as operator where we have concluded that the existing operator has existing operational knowledge, equipment and personnel in place, and operates competently and prudently and with the same operational goals that we would have if we served as operator.  However, we have our own personnel onsite during critical operations such as drillings, fracturing and completing operations.

Known Trends and Uncertainties

As we continue to pursue our exploratory and development drilling programs in our Kentucky and California properties the timing of these activities continues to be determined by current oil and natural gas prices; the availability of funds through our lending facility; and in California, the drilling permit approval process.  Additionally, our drilling programs are also very sensitive to drilling costs.  We attempt to control these costs through drilling efficiencies by working with service providers to receive acceptable unit costs.

In order to continue our drilling programs in Kentucky and California, we must be able to realize an acceptable margin between our expected cash flows from new production and the cost to drill and complete new wells.  If any combination of a decrease in oil and natural gas prices; the availability of drilling funds; and/or, the rising costs of drilling, completion and other field services occurs in future periods, we may be forced to modify or discontinue a planned drilling program.

All of the Company’s oil and natural gas production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for and price of petroleum products, foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

Because of the size of our Company, we are highly susceptible to downward changes in the price we receive for our hydrocarbon sales especially crude oil.  There has been a significant amount of volatility and dramatic decline in our realized sale price for both oil and natural gas since June of 2014.  The decline in the price of crude oil as shown below has had a substantial negative impact on our cash flow from both our Kentucky and California properties.

	February 2016	June 2014	Percentage Decline
Average WTI crude oil price	$30.32	$105.79	71.3%
Average realized crude oil sales price (Bbl)	$24.20	$101.45	76.1%

Crude Oil and Natural Gas Prices and Revenue

Our realized crude oil and natural gas prices and revenues for the year ended February 29, 2016 have dramatically declined from the year ended February 28, 2015 as detailed in the table below:

	Year Ended February 29, 2016	Year Ended February 28, 2015	Percentage Decline
Annual realized price of crude oil (Bbl)	$42.00	$79.75	47.3%
Annual realized price of natural gas (Mcf)	$1.51	$2.97	49.2%
Annual realized price (BOE)	$37.28	$74.35	49.9%
Annual oil and natural gas revenue	$1,253,686	$3,083,797	59.3%

For the year ended February 29, 2016 crude oil and natural gas revenues declined $1,830,111 in aggregate to $1,253,686.  Of the $1,830,111 decline in revenue approximately 84.0% of the decline can be directly attributed to the sharp decline in hydrocarbon prices.  It is beyond our control and ability to accurately predict how long hydrocarbon prices will continue to decline; when or at what level they may begin to stabilize; or when they may start to rebound as there are many factors beyond our control that dictate the price we receive on our hydrocarbon sales.

The decline in hydrocarbon prices that we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.  As a result, we are currently unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian Resources, LLC.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not been made.  Due to the waivers granted by Maximilian, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurances that this cooperation will continue.  Further, there can be no assurances that Maximilian will not declare the Company to be in default under the credit facility.

Competition

We compete with other independent oil and natural gas companies for exploration prospects, property acquisitions and for the equipment and labor required to operate and develop these properties.  Many of our competitors have substantially greater financial and other resources than we have.  These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

We conduct all of our drilling, exploration and production activities onshore in the United States.  All of our oil and natural gas assets are located in the United States and all of our revenues are from sales to customers within the United States.

Significant Customers

At our Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of our oil production and only one buyer available for the purchase of our natural gas production.  Similarly, at our East Slopes Project, located in Kern County, California, there is only one buyer available for the purchase of our oil production.  At February 29, 2016, these three individual customers in aggregate represented 100% of crude oil and natural gas sales receivable.  If these local purchasers are unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our oil and natural gas production.

The Company’s accounts receivable from Kentucky and California for oil and natural gas sales at February 29, 2016 and February 28, 2015 are set forth in the table below.

		February 29, 2016		February 28, 2015
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$23,257	33.6%	$90,906	44.9%
Kentucky – Twin Bottoms Field (Natural gas)	Jefferson Gas	6,767	9.8%	16,676	8.2%
California – East Slopes Project (Oil)	Plains Marketing	39,168	56.6%	95,150	46.9%
		$69,192	100.0%	$202,732	100.0%

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC, a Delaware limited liability company, as lender, (either party, as appropriate, is referred to in this annual report on Form 10-K as “Maximilian”), and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek Properties.  For further information on the loan agreement refer to the discussion under the caption “Non-current debt (long-term borrowings)” found in the MD&A section of this Form 10-K.

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

All of the states in which we operate generally require permits for drilling operations, require drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring of natural gas and requirements regarding the ratability of production.

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

In the event we conduct operations on federal, state or American Indian oil and natural gas leases, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements and on-site security regulations, and other appropriate permits issued by the Bureau of Land Management or other relevant federal or state agencies.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations in Kentucky.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Employees and Consultants

At February 29, 2016, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the future as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

Long-Term Success

Our long-term success depends on the successful acquisition, exploration and development of commercial grade oil and natural gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow.  Oil and natural gas prices have been extremely volatile and have decreased significantly since June of 2014 and are affected by many factors outside of our control.  The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices, such as we are now experiencing, has had and will likely continue to have a material adverse effect on our results of operations and financial condition.  Such pricing factors are beyond our control, and have resulted and will result in negative fluctuations of our earnings. We believe; however, that even in this volatile pricing environment there are significant opportunities available to us in the oil and natural gas exploration and development industry.

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
1101 N. Argonne Road, Suite A 211
Spokane Valley, WA 99212-2699
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

Oil and natural gas prices are volatile.  Declines in commodity prices have currently adversely affected, and in the future may continue to adversely affect, our financial condition, liquidity, results of operations, cash flows, access to capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows.  The decline in hydrocarbon prices that we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.

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

These factors make it very difficult to predict future hydrocarbon commodity price movements with any certainty.  It is beyond our control and ability to accurately predict when there will be a sustained improvement in hydrocarbon prices.  All of our oil and natural gas sales are made pursuant to contracts based on spot market prices and are not based on long-term fixed price contracts.  Oil and natural gas prices do not necessarily fluctuate in direct relation to each other.

We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future.

We have reported a net loss of approximately $4.2 million for the year ended February 29, 2016, and we have an accumulated deficit through February 29, 2016 of approximately $32.4 million.  Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness continues to increase and our current inability to make payments towards such indebtedness could have adverse consequences on future operations.

Our outstanding indebtedness at February 29, 2016 was approximately $18.9 million, which was comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to pay principal and interest and meet payables commitments, which reduces the amount of funds we will have available to finance our operations.  This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  As a result of the decline in hydrocarbon prices, we are currently unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not been made.  Due to the waivers granted by Maximilian, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurances that this cooperation will continue.  Further, there can be no assurances that Maximilian will not declare the Company to be in default under the credit facility.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

To execute our business plan we will need to develop current projects and expand our operations requiring significant capital expenditures, which we may be unable to fund.

Our business plan contemplates the execution of our current exploration and development projects and the expansion of our business by identifying, acquiring, and developing additional oil and natural gas properties.  We plan to rely on external sources of financing to meet the capital requirements associated with these activities.  We will have to obtain any additional funding we need through debt and equity markets or the sale of producing or non-producing assets.  There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

Low hydrocarbon price environments such as the downturn in prices that we are currently experiencing, as well as operating difficulties and other factors, many of which are beyond our control, are causing our revenues and cash flows from operating activities to decrease and may limit our ability to internally fund our exploration and development activities.

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

Hydrocarbon price declines may result in impairments of our asset carrying values.

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.  For the year ended February 29, 2016, we recorded an impairment expense of $1.1 million on our California properties.

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

To date, while we have positive cash flow from our continuing operations in Kentucky and California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  We cannot provide any assurances that we will ever operate profitably especially in the current low-priced hydrocarbon environment.  As a result of our limited operating history, we are more susceptible to business risks.  These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of proposed legislation.

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

In December 2009, the Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules.  The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States including petroleum refineries, as well as certain onshore oil and natural gas production facilities, on an annual basis.  More recently, in December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule.  These new sources include gathering and boosting facilities as well as completions and requirements for certain facilities.  These changes to the EPA’s greenhouse gases emissions reporting rule could result in increased compliance costs.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  We commonly use hydraulic fracturing as part of our operations in Kentucky.  Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuel, and, in February 2014, issued guidance for such activities.

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

The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.  In June 2015 the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources.  The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board.  These ongoing or any future studies could spur initiatives further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing.  These ongoing or proposed studies, depending on their findings, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

The estimated proved reserve information is based upon reserve reports prepared by an independent engineer.  From time to time, estimates of our reserves are also made by our company engineer for use in developing business plans and making various decisions.  Such estimates may vary significantly from those of the independent engineers and may have a material effect upon our business decisions and available capital resources.

We may reclassify proved undeveloped reserves to unproved due to our inability to commit sufficient capital within the required five-year development window, which could adversely affect the value of our properties.

The SEC generally requires that any undrilled location can be classified as a proved undeveloped reserve only if a development plan has been adopted indicating that the location is scheduled to be drilled within five years.  Our recent reduction of our drilling program in response to depressed oil and natural gas process is likely to impact our ability to develop proved undeveloped reserves within such five-year period.  If we continue our limited drilling plan over a significant period of time our future access to capital resources is limited, we will also likely further delay our development of our proved undeveloped reserves or ultimately suspend such development which could result in the reclassification of a significant amount of our proved undeveloped reserves as probable or possible reserves.  A significant reclassification of proved undeveloped reserves could adversely affect the value of our properties.

When we make the determination to invest in oil or natural gas properties we rely upon geological and engineering estimates, which involve a high level of uncertainty.

Geologic and engineering data are used to determine the probability that a reservoir of oil or natural gas exists at a particular location.  This data is also used to determine whether oil and natural gas are recoverable from a reservoir.  Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion.  Also, an increase in the costs of production operations may render some deposits uneconomic to extract.

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

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the crude oil and natural gas produced by our leases.  We may not be able to obtain any such additional funds on acceptable terms.

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

Our financial statements for the year ended February 29, 2016 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

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

The market price of our Common Stock has been volatile, which may cause the investment value of our stock to decline.

Daybreak’s Common Stock (OTC Pink: DBRM) trades on the OTC Pink marketplace.  Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace.  Our transition to the OTC Pink marketplace resulted in a cost-savings to the company related to listing fees.

Because of the limited liquidity of our stock, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and natural gas exploration and development industry including volatility in oil and natural gas prices, and other events or factors.  The decline in hydrocarbon prices, that we have been experiencing since June 2014, has had a corresponding material adverse impact on our revenues and a similar direct material adverse impact on the trading price of our Common Stock.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations.  In a volatile market, we do experience wide fluctuations in the market price of our Common Stock.  These fluctuations may have a negative effect on the market price of our Common Stock.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 29, 2016, there were 51,487,373 shares of Common Stock and 724,565 shares of Series A Convertible Preferred stock outstanding.

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

The issuance of these preferred shares could make it less likely that shareholders would receive a premium for their shares of Common Stock as a result of any attempt to acquire the Company.  Further, this issuance could adversely affect the market price of, and the voting and other rights, of the holders of outstanding shares of Common Stock.

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

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves.  We have obtained debt financing through our revolving credit facility with Maximilian, as described in the MD&A section under the caption “Non-current debt – Maximilian Loan”  Subsequent debt financing, if available, may require restrictive covenants in addition to those to which we are already subject under the Maximilian loan, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

We do not anticipate paying dividends on our Common Stock, which could devalue the market value of these securities.

We have not paid any cash dividends on our Common Stock since the Company’s inception in 1955.  We do not anticipate paying cash dividends in the foreseeable future.  Any dividends paid in the future will be at the complete discretion of our Board of Directors.  For the foreseeable future, we anticipate that we will retain any revenues that we may generate from our operations.  These retained revenues will be used to finance and develop the growth of the Company.  Prospective investors should be aware that the absence of dividend payments could negatively affect the market value of our Common Stock.  Investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our Common Stock.

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

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our oil and natural gas assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 29, 2016, we were involved in oilfield projects in Lawrence County, Kentucky and Kern County, California.  We have not filed any estimates of total, proved net oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 29, 2016.  Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,220 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical natural gas wells in the field indicate the existence of proved oil reserves in the Berea sandstone, located at approximately 2,000 feet.  The lateral leg of each well is between 2,000 feet and 4,500 feet in length.  We have an approximate 25% working interest and an approximate net revenue interest (“NRI”) of 21.9% in all horizontal oil wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API (“American Petroleum Institute”) gravity.  We are not the Operator of the Twin Bottoms Field project; instead we rely on the experience of the current Operator and its knowledge of this Field.  However, we have our own personnel onsite during critical operations such as drilling, fracturing and completing operations.

At February 29, 2016, we had 14 producing horizontal oil wells in the Twin Bottoms Field.  Our first well, the Grove H-1 was put on production in October 2013.  During the year ended February 28, 2014, three additional oil wells, the Grove #H-3, Grove #H-4 and Grove #H-5, were put on production.  Nine additional horizontal oil wells, the Dillon #H-6, Grove #H-7, Grove #H-8, Grove #H-9, Grove #H-10, Jackson #H-20, Lyons #H-23, Lyons #H-24 and the Dillon #H-22, were put on production during the year ended February 28, 2015.  The App Energy #H-33 well was drilled in October 2015 to a measured depth of 5,251 feet and encountered 3,913 feet of oil pay in the Berea Sandstone.  Our average working interest and NRI in these 14 producing horizontal oil wells is 22.6% and 19.7%, respectively.

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

Kentucky Drilling Plans

Selected wells may be drilled from time to time to maintain production and leases, however; implementation of our full development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $1.0 million in new capital investments in the Twin Bottoms Field Project area in the 2016 - 2017 fiscal year.

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

Our 20 vertical oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  Our average working interest and NRI in these 20 producing oil wells is 36.6% and 28.5%, respectively.

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

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to an average of approximately $12 per barrel of oil for the year ended February 29, 2016.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

California Producing Properties

Sunday Property

In November 2008, we made our initial oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder Sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well: the Sunday #2, Sunday #3 and Sunday #4H wells, respectively.  During May and June 2013, we drilled two additional development wells: the Sunday #5 and Sunday #6.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  In the Sunday #4H well, we have a 33.8% working interest with a 27.1% NRI.  In both the Sunday #5 and Sunday #6 wells we have a 37.5% working interest and a NRI of 30.1%.  Our average working interest and NRI for the Sunday property in aggregate is 35.6% and 27.0%, respectively.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least five more development wells to be drilled in the future.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $-0- in new capital investments within the East Slopes Project area in the 2016 – 2017 fiscal year.

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC, a Delaware limited liability company, as lender, (either party, as appropriate, is referred to in this Annual Report on Form 10-K as “Maximilian”), and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California encompassing the Sunday, Bear, Black, Ball and Dyer Creek properties.  For further information on the loan agreement refer to the discussion under the caption “Non-current debt (long-term borrowings)” in the MD&A portion of this Annual Report on Form 10-K.

Reserves

The following table sets forth our estimated net quantities of proved reserves as of February 29, 2016.

	Proved Reserves
Reserve Category	Oil (Barrels)	Natural Gas (Mcf)	Total Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE) (1)
Developed	203,131	171,880	231,778	25.7%
Undeveloped	569,979	606,140	671,002	74.3%
Total Proved	773,110	778,020	902,780	100.0%

(1)

Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil

The following table summarizes changes in our estimated net proved reserves for the year ended February 29, 2016.

Proved Reserves (BOE)
Balance as of February 28, 2015	888,136
Revisions	(54,886)
Discoveries and extensions	103,157
Production	(33,627)
Balance as of February 29, 2016	902,780

Revisions. Net downward revisions of 54,886 BOE in aggregate were due to lower realized hydrocarbons prices during the year ended February 29, 2016 decreasing the economic life of our proved reserves.

Discoveries and extensions. For the year ended February 29, 2016, extensions of 103,157 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  There were no extensions for the year ended February 29, 2016 in California.

Production. Production in Kentucky was 19,482 BOE and 14,145 BOE in California representing 33,627 BOE in aggregate of proved reserves for the year ended February 29, 2016.

The following table summarizes changes in our estimated net proved undeveloped reserves for the year ended February 29, 2016.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2015	593,551
Revisions	(17,569)
Discoveries and extensions	95,020
Reclassified to proved developed	-
Balance as of February 29,2016	671,002

Revisions. There were net downward revisions of 17,569 BOE in aggregate due to lower realized hydrocarbons prices during the year ended February 29, 2016 decreasing the economic life of our proved reserves.

Discoveries and extensions. For the year ended February 29, 2016, extensions of 95,020 BOE were a result of our drilling activity in the Twin Bottoms Field in eastern Kentucky.  There were no extensions for the year ended February 29, 2016 in California.

The following table sets forth our estimated net proved developed reserves as of February 29, 2016 by project location.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
Kentucky	89,925	171,880	118,572	51.2%
California	113,206	-	113,206	48.8%
Total	203,131	171,880	231,778	100.0%

The following table sets forth our estimated net proved undeveloped reserves as of February 29, 2016 by project location.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
Kentucky	275,556	606,140	376,579	56.1%
California	294,423	-	294,423	43.9%
Total	569,979	606,140	671,002	100.0%

The Company has no proved undeveloped reserves that have remained undeveloped for a period greater than five years.  Under our current drilling plans, we intend to convert all 671,002 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 29, 2016 to proved developed reserves within five years of the date they were initially first disclosed as proved undeveloped reserves.

The following table sets forth our estimated proved reserves (BOE) and PV-10 valuation by project area.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
Kentucky	495,151	$2,052,140	51.7%
California	407,629	1,920,790	48.3%
Total	902,780	$3,972,930	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $4.0 million at February 29, 2016 a decline of approximately $13.5 million or 77.3% from the year ended February 28, 2015.  This decline is primarily due to the decline in hydrocarbon prices since June of 2014.  The commodity prices used to estimate proved reserves and their related PV-10 at February 29, 2016 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March 2015 through February 2016.  The benchmark average price for the year ended February 29, 2016 was $47.45 per barrel of oil and $2.51 per Mcf for natural gas.

These benchmark average prices were further adjusted for quality, transportation fees and other price differentials resulting in an average realized price in Kentucky for crude oil of $46.41 per barrel and $1.51 per Mcf for natural gas.  In California the average realized price was $39.10 per barrel of crude oil.  Adverse changes in any price differential could reduce our cash flow from operations and the PV-10 of our proved reserves.  Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 902,780 BOE for the year ended February 29, 2016 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

PGH is an independent petroleum engineering consulting firm registered in the State of Texas, and Frank J. Muser, a Petroleum Engineer, is the technical person at PGH primarily responsible for evaluating the proved reserves covered by their report.  Mr. Muser graduated from the University of Texas at Austin with a Bachelor of Science degree in Chemical Engineering.  He is a licensed Professional Engineer in the states of Texas, Alabama, Kansas, North Dakota and West Virginia and has been employed by PGH as a staff engineer since 2012.  Mr. Muser has over 20 years of extensive oil and natural gas experience working in both private industry and for the State of Texas.  The services provided by PGH are not audits of our reserves but instead consist of complete engineering evaluations of the respective properties.  For more information about the evaluations performed by PGH, refer to the copy of their report filed as an exhibit to this Annual Report on Form 10-K.

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

Delivery Commitments

As of February 29, 2016, we had no commitments to provide any fixed or determinable quantities of oil or natural gas in the near future under contracts or agreements, other than through customary marketing arrangements that require us to nominate estimated volumes of natural gas production for sale during periods of one month or less.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

	For the Year Ended February 28/29,
	2016	2015	2014
Oil and Natural Gas Production Data:
Kentucky Oil	14,673	21,460	3,162
Kentucky Gas (Mcf)	28,853	22,134	1,717
Kentucky Gas (BOE)	4,809	3,689	286

Kentucky Oil and Natural Gas (BOE)	19,482	25,149	3,448
California Oil	14,145	16,402	15,586
Total (BOE)	33,627	41,551	19,034

The following table sets forth our net share of oil and natural gas revenue by project area for the periods shown.

	For the Year Ended February 28/29,
	2016	2015	2014
Oil and Gas Revenue:
Kentucky (Oil)	$680,869	$1,734,400	$304,858
Kentucky (Gas)	43,457	64,486	4,196
California (Oil only)	529,360	1,284,911	1,493,737
Total	$1,253,686	$3,083,797	$1,802,791

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Year Ended February 28/29,
	2016	2015	2014
Average Realized Price:
Oil – Kentucky (Bbl)	$46.40	$80.82	$96.43
Gas – Kentucky (Mcf)	$1.51	$2.93	$2.44
Gas – Kentucky (BOE)	$9.04	$17.59	$14.66

Kentucky Aggregate (BOE)	$37.18	$71.74	$89.63
Oil – California (Bbl)	$37.43	$78.34	$95.84
Average realized price (BOE)	$37.28	$74.35	$94.71

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Year Ended February 28/29,
	2016	2015	2014
Average Production Expense (BOE):
Kentucky (BOE)	$5.52	$5.96	$6.32
California	$11.37	$10.99	$12.51
Average production cost (BOE)	$7.98	$7.94	$11.39

The following table sets forth the developed and undeveloped oil and natural gas lease acreage held by us as of February 29, 2016.  Undeveloped acres are on lease acreage that wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas.  Gross acres are the total number of acres in which we have an interest.  Net acres are the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Kentucky	560	127	6,660	1,557	7,220	1,684
California	800	292	4,261	1,575	5,061	1,867
Total	1,360	419	10,921	3,132	12,281	3,551

The following table sets forth expiration dates of the leases of our gross and net undeveloped acres for the years shown.

	Year Ended February 28, 2017		Year Ended February 28, 2018		Year Ended February 28, 2019
	Gross	Net	Gross	Net	Gross	Net
Kentucky	957	224	322	75	305	71
California	2,963	1,095	1,204	445	40	15
Total	3,920	1,319	1,526	520	345	86

Acres expiring are based on contractual lease maturities.  We may extend the leases prior to their expiration based upon planned activities or for other business activities.  In California, we have previously determined that there is no likely benefit to pursuing any drilling opportunities on the majority of the expiring leases, so the expiration of these leases is expected to be immaterial to our operations.  Further, none of our proved undeveloped reserves have been assigned to locations that are scheduled to be drilled after the expiration of the current leases.  All of our proved undeveloped reserves are assigned to leases that are currently held by production (“HBP”).

The following table sets forth our productive oil and gas wells by the property and in aggregate as of February 29, 2016.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
Kentucky	14	3.2
California	20	7.3
Total	34	10.5

The following table sets forth our exploratory and development well drilling activity for the periods shown.

	For the Year Ended		For the Year Ended		For the Year Ended
	February 29, 2016		February 28, 2015		February 28, 2014
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
Kentucky
Exploratory	-	-	-	-	1	-
Developmental	1	-	8	-	4	-
Subtotal	1	-	8	-	5	-
California
Exploratory	-	-	-	-	-	1
Developmental	-	-	-	-	9	1
Subtotal	-	-	-	-	9	2
Total	1	-	8	-	14	2

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Pink marketplace under the symbol “DBRM”.  Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace.  Our transition to the OTC Pink marketplace resulted in a cost-savings to the company related to listing fees.  The following table sets forth the high and low closing sales prices for our Common Stock for the two most recent periods shown.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The information is derived from information received from online stock quotation services.

	Year Ended February 29, 2016		Year Ended February 28, 2015
	High	Low	High	Low
First Quarter	0.10	0.06	0.40	0.29
Second Quarter	0.07	0.04	0.35	0.17
Third Quarter	0.05	0.03	0.23	0.11
Fourth Quarter	0.04	0.01	0.16	0.05

We feel the dramatic decline in the trading price of our stock can be directly linked to the similar dramatic decline in crude oil and natural gas prices since June of 2014.

As of May 26, 2016, the Company had 1,920 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

The transfer agent for our Common Stock is Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021.  Their website address is: www.computershare.com.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions since its inception in 1955, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Sales of Unregistered Securities

Series A Convertible Preferred Stock Conversions

Daybreak Series A Convertible Preferred Stock (“Series A Preferred”) was issued to 100 accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006.  For the year ended February 29, 2016, the company issued 30,000 shares of Common Stock to one accredited investor from the conversion of 10,000 shares of Series A Preferred stock.  The terms of the Series A Preferred are disclosed in the Company’s Amended and Restated Articles of Incorporation.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Conversion of Series A Preferred to the Company’s Common Stock by the accredited investors relies upon an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of February 29, 2016, 43 accredited investors have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Totals	675,200	2,025,600	43

Common Stock Issuances

During the year ended February 28, 2011, the Company closed on a private placement of 12% Subordinated Notes (“Notes”) to 13 accredited investors.  In conjunction with the Notes private placement, a total of 1,190,000 Common Stock purchase warrants were issued at the rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and were initially set to expire on January 29, 2015.  On January 29, 2015, the Company entered into agreements with the holders of all but one of the 12% Subordinated Notes and associated warrants to extend the maturity date of such holders’ notes and warrants to January 29, 2017.  During the years ended February 28, 2015 and 2014, two 12% Notes holders in aggregate exercised the warrants associated with the Notes, resulting in 50,000 and 100,000 Common Stock shares, respectively being issued to the Note holders.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the year ended February 29, 2016.  All shares awarded under the 2009 Restricted Stock and Restricted Stock Plan (“2009 Plan”) have either fully vested or been returned to the 2009 Plan for future awards.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

At February 29, 2016, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those were fully vested and remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 29, 2016 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the year ended February 29, 2016, the Company recognized compensation expense related to the above restricted stock grants of $-0-.  There was no unamortized stock compensation expense remaining as of as of February 29, 2016.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  In July 2006, we completed a private placement of the Series A Preferred that resulted in the issuance of 1,399,765 Series A Preferred shares to 100 accredited investors.

The following is a summary of the rights and preferences of the Series A Preferred.

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the year ended February 29, 2016, one conversion of 10,000 shares of Series A Preferred occurred resulting in 30,000 shares of our Common Stock being issued.

At February 29, 2016, there were 724,565 shares issued and outstanding that had not been converted into our Common Stock.  As of February 29, 2016, there were 43 accredited investors who had converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Totals	675,200	2,025,600	43

Automatic Conversion:

The Series A Preferred shall be automatically converted into Common Stock if the Common Stock into which the Series A Preferred are convertible is registered with the SEC and at any time after the effective date of the registration statement the Company’s Common Stock closes at or above $3.00 per share for 20 out of 30 trading days.

Dividend:

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends may be paid in cash or Common Stock at the discretion of the Company. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  Accumulations of dividends on shares of Series A Preferred do not bear interest.  Dividends are payable upon declaration by the Board of Directors.  There have been no cash or common stock dividends declared by the Board of Directors to date.

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
		$1,711,502

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,487,373 shares were issued and outstanding as of February 29, 2016.  In comparison, at February 28, 2015, a total of 51,457,373 shares were issued and outstanding.  This change of 30,000 shares was attributable as shown in the table below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2014	55,509,411
Conversion of Series A Convertible Preferred Stock to common stock	9,000	$9
Exercise of warrants issued with 12% Subordinated Notes	50,000	$50
Cashless exercise of warrants	1,873,554	$1,874
Common stock-for-warrant exchange (Maximilian)	(427,729)	$(428)
Transfer agent balancing adjustment	140,000	$140
Share purchase and cancellation (Maximilian)	(5,694,823)	$(5,695)
Common stock returned to 2009 Stock Plan (tax withholding liability)	(2,040)	$(2)
Common stock, Issued and Outstanding, February 28, 2015	51,457,373
Conversion of Series A Convertible Preferred Stock to Common Stock	30,000	$30
Common stock, Issued and Outstanding, February 29, 2016	51,487,373

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

Warrants

Maximilian Financing and Credit Facility

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

The fair value of the above warrant issuances that were recognized as a deferred financing cost are being amortized over the term of the loan.  Amortization expense was $127,513 for the years ended February 29, 2016 and February 28, 2015.  Unamortized deferred financing costs amounted to $191,270 as of February 29, 2016.

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

Warrants outstanding and exercisable as of February 29, 2016 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	0.92	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	1.67	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	2.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	2.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	2.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	2.50	427,729
	10,485,301			8,156,401

During the years ended February 29, 2016 and February 28, 2015, a total of 150,000 and 60,000 warrants expired, respectively.  All of the expired warrants were associated with the 12% Subordinated Note offering and had been issued to investors or were for services associated with the offering.  There were no warrants issued during the year ended February 29, 2016.  During the year ended February 28, 2015 there were 427,729 warrants issued in connection with the share-for-warrant exchange agreement with Maximilian as described in Note 11 - Short-Term and Long-Term Borrowings.  The 2,168,900 warrants exercised in the year ended February 28, 2015 were issued (a) to a third party who assisted in the Maximilian financing (2,118,900) and (b) in conjunction with the 12% Subordinated Notes (50,000).  The outstanding warrants as of February 29, 2016 and February 28, 2015 have a weighted average exercise price of $0.06 and $0.11; a weighted average remaining life of 2.28 and 1.65 years; and an intrinsic value of $-0- and $14,564, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 29, 2016 and February 28, 2015.  This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our long-term success depends on, among many other factors, the successful acquisition and drilling of commercial grade oil and natural gas properties as well as the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices, such as we are now experiencing, will have a material adverse effect on our results of operations and financial condition.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  While we have positive cash flow from our continuing crude oil and natural gas operations in Kentucky and California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Throughout this Annual Report on Form 10-K, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Year-to-Date Results

This was a period of time that was full of challenges, primarily managing our dwindling cash flow in the face of declining hydrocarbon prices.  During the twelve months ended February 29, 2016, we were successful in accomplishing the following objectives:

•

Kentucky development program – We drilled and put on production one development well.  We also obtained a core from our development well while it was being drilled.  The core was analyzed and the results were factored into our fracturing program for this and future wells.

•

Increasing our proven reserves – Our total proved reserves increased 1.6% or 14,644 BOE to 902,780 BOE.  Our proved undeveloped reserves (PUD) increased by 13% or 77,451 barrels to 671,002 (BOE) primarily due to the drilling of the one development well during the twelve months ended February 29, 2016.

Below is brief summary of our oil and natural gas projects in Kentucky and California.  Refer to our discussion in Item 2. Properties, in this Annual Report on Form 10-K for more information on both the Twin Bottoms Field in Lawrence County, Kentucky and our East Slopes Project in Kern County, California.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,220 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical natural gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  Since October 2013, we have participated in the drilling of 14 horizontal oil wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API (American Petroleum Institute) gravity.  During the year ended February 29, 2016, we had production from 14 wells.  Our average working interest and net revenue interest (“NRI”) in these 14 wells is 22.6% and 19.7%, respectively.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.  However, we have our own personnel onsite during critical operations such as drilling, fracturing and completing operations.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  The oil produced from our acreage in the Vedder Sand is considered heavy oil.  The oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale.  During the twelve months ended February 29, 2016 we had production from 20 vertical oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.  We have been the Operator at the East Slopes Project since March 2009.

Results of Operations – For the years ended February 29, 2016 and February 28, 2015

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

Since June 2014, there has been a significant decline in the WTI price of crude oil and correspondently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties as shown in the table below.

	February 2016	June 2014	Percentage Decline
Monthly average WTI crude oil price	$30.32	$105.79	71.3%
Monthly average realized crude oil sales price (Bbl)	$24.20	$101.45	76.1%

Crude Oil and Natural Gas Revenue, Production and Realize Prices in Aggregate

Our revenues are derived entirely from the sale of our share of crude oil production in Kentucky and California and natural gas sales in Kentucky. Crude oil and natural gas revenues for the twelve months ended February 29, 2016 in aggregate decreased $1,830,111 or 59.4%, to $1,253,686 in comparison to revenues of $3,083,797 for the twelve months ended February 28, 2015.  Oil and natural gas sales volume decreased 7,849 BOE (barrels of oil equivalent) or 18.9% to 33,626 (BOE) in comparison to 41,476 (BOE) for the twelve months ended February 28, 2015.  The decrease in volume was primarily due to the natural decline in oil producing reservoir pressure.  Our average realized sale price on a BOE basis for the twelve months ended February 29, 2016 was $37.28 in comparison to $74.35 for the twelve months ended February 28, 2015, representing a decline of $37.07 or 49.9% per barrel.  Approximately $1.5 million or 84.0% of the decline in revenue can be directly attributed to the decline in hydrocarbon prices for the twelve months ended February 29, 2016.

Kentucky Oil Prices

For the twelve months ended February 29, 2016, our average realized oil sale price was $46.40 in comparison to the average WTI price of $45.72 representing a premium of $0.68 per barrel or 1.5% higher than the average WTI price.  In comparison, for the twelve months ended February 28, 2015, the average WTI price was $85.12 and our average realized sale price was $80.82 representing a discount of $4.30 per barrel or 5.1% lower than the average WTI price.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the twelve months ended February 29, 2016 decreased $1,053,531 or 60.7% to $680,869 in comparison to revenue of $1,734,400 for the twelve months ended February 28, 2015.  The average sale price of a barrel of oil for the twelve months ended February 29, 2016 was $46.40 in comparison to $80.82 for the twelve months ended February 28, 2015.  The decrease of $34.42 or 42.6% in the average realized price of a barrel of oil accounted for $738,600 or 70.1% of the decline in oil revenue while a decrease of $314,930 or 29.9% can be attributed to a decline in production for the twelve months ended February 29, 2016.

Our net sales volume for the twelve months ended February 29, 2016 was 14,673 barrels of oil in comparison to 21,460 barrels sold for the twelve months ended February 28, 2015.  This decrease in oil sales volume of 6,787 barrels or 31.6% was due to the natural decline in reservoir pressure partially offset by the addition of one new development well being put on production during the twelve months ended February 29, 2016.

The gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the twelve months ended February 29, 2016 was from 14 wells resulting in 4,241 well days of production in comparison to 2,634 well days of production from 13 wells for the twelve months ended February 28, 2015.  The increase of 1,607 well days or 61.0% of production was due to gas pipeline infrastructure improvements within the Twin Bottoms Field and a full year of production time for 13 horizontal oil wells.

Kentucky Natural Gas Prices

For the twelve months ended February 29, 2016, our average realized natural gas sale price was $1.51 per Mcf (thousand cubic feet) in comparison to the average Henry Hub price of $2.64 per million BTU representing a discount of $1.13 per Mcf or 43.0% lower than the average Henry Hub price.  In comparison, for the twelve months ended February 28, 2015, the average realized sale price was $2.97 per Mcf in comparison to the average Henry Hub price of $3.99 per million BTU representing a discount of $1.02 or 25.5% lower than the average Henry Hub price.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the twelve months ended February 29, 2016 decreased $21,029 or 32.6% to $43,457 in comparison to revenue of $64,486 for the twelve months ended February 28, 2015.  The average sale price per Mcf for the twelve months ended February 29, 2016 was $1.51 in comparison to $2.97 for the twelve months ended February 28, 2015.

Our net sales volume for the twelve months ended February 29, 2016 was 28,853 Mcf or 4,809 BOE in comparison to 21,687 Mcf or 3,614 BOE for the twelve months ended February 28, 2015.  The increase in natural gas volume was due to having 13 horizontal wells on production during the twelve months ended February 29, 2016 and the resolution of infrastructure issues that had previously inhibited natural gas production from existing wells.

California Oil Prices

For the twelve months ended February 29, 2016, the average WTI price was $45.72 and our average realized oil sale price was $37.43, representing a discount of $8.29 per barrel or 18.1% lower than the average WTI price.  In comparison, for the twelve months ended February 28, 2015, the average WTI price was $85.12 and our average realized sale price was $78.34 representing a discount of $6.78 per barrel or 8.0% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to the API gravity of WTI oil.

California Oil Revenue and Production

Oil revenue in California for the twelve months ended February 29, 2016 decreased $755,551 or 58.8% to $529,360 in comparison to revenue of $1,284,912 for the twelve months ended February 28, 2015.  The average sale price of a barrel of crude oil for the twelve months ended February 29, 2016 was $37.43 in comparison to $78.34 for the twelve months ended February 28, 2015.  The decrease of $40.92 or 52.2% in the average realized price of a barrel of oil accounted for $671,083 or 88.8% of the decline in oil revenue while a decrease of $84,469 or 11.2% can be attributed to a decline in production for the twelve months ended February 29, 2016.

Our net sales volume for the twelve months ended February 29, 2016 was 14,144 barrels of oil in comparison to 16,402 barrels sold for the twelve months ended February 28, 2015.  This decrease in oil sales volume of 2,258 barrels or 13.8% was primarily due to the natural decline in reservoir pressure during the twelve months ended February 29, 2016.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 29, 2016 was from 20 wells resulting in 7,210 well days of production in comparison to 7,225 well days of production for the twelve months ended February 28, 2015.

Our oil and natural gas revenues from Kentucky and California are set forth in the table below:

	Twelve Months Ended February 29, 2016		Twelve Months Ended February 28, 2015
Project	Revenue	Percentage	Revenue	Percentage
Kentucky – Twin Bottoms Field (Oil)	$680,869	54.3%	$1,734,400	56.2%
Kentucky – Twin Bottoms Field (Gas)	43,457	3.5%	64,486	2.1%
California – East Slopes Project (Oil only)	529,360	42.2%	1,284,911	41.7%
Total oil and natural gas revenues*	$1,253,686	100.0%	$3,083,797	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 29, 2016 was $37.28 in comparison to $74.35 for the twelve months ended February 28, 2015, representing a decrease of $37.07 or 49.9% per barrel.

Of the $1,830,111 or 59.4% decline in revenue for twelve months ended February 29, 2016, approximately $1.5 million or 84.0% can be directly attributed to the decline in the price of crude oil and natural gas.

Operating Expenses

Total operating expenses increased $933,985 or 45.6% to $2,980,051 for the twelve months ended February 29, 2016 in comparison to $2,046,066 for the twelve months ended February 28, 2015.  As shown below, this increase in expenses was due to impairment recognition of oil and gas properties for $1,108,683.  Our operating expenses are set forth in the table below:

	Twelve Months Ended February 29, 2016			Twelve Months Ended February 28, 2015
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$268,448	8.5%		$329,917	16.1%
Exploration and drilling expenses	76,053	2.4%		42,997	2.1%
Depreciation, Depletion, Amortization (“DD&A”)	517,870	16.5%		570,110	27.9%
Impairment of oil and gas properties	1,108,683	35.3%		-	-
General and Administrative (“G&A”) expenses	1,172,206	37.3%		1,103,042	53.9%
Total operating expenses	$3,143,260	100.0%	$93.48	$2,046,066	100.0%	$49.24

Production expenses include expenses associated with the production of oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production.  For the twelve months ended February 29, 2016, these expenses decreased $61,469, or 18.6% to $268,448 in comparison to $329,917 for the twelve months ended February 28, 2015.  For the twelve months ended February 29, 2016, we had 14 wells on production in Kentucky and 20 wells on production in California in comparison to 13 wells on production in Kentucky and 20 wells on production in California for the twelve months ended February 28, 2015.  Production expenses represented 8.5% of total operating expenses in comparison to 16.1% for the year ended February 28, 2015.

Production expenses in Kentucky and California for the twelve months ended February 29, 2016 and February 28, 2015 are set forth in the table below:

	Twelve Months Ended February 29, 2016		Twelve Months Ended February 28, 2015
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$107,608	40.1%	$150,233	45.5%
California – East Slopes Project	160,840	59.9%	179,684	54.5%
Total production expenses	$268,448	100.0%	$329,917	100.0%

Production expenses on a BOE basis in Kentucky and California for the twelve months ended February 29, 2016 and February 28, 2015 are set forth in the table below:

	Twelve Months Ended
	February 29, 2016	February 28, 2015
Kentucky – Twin Bottoms Field (BOE)	$5.52	$5.99
California – East Slopes Project (BOE)	$11.37	$10.96
Aggregate production expenses (BOE)	$7.98	$7.95

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses increased $33,056 or 76.9% to $76,053 for the twelve months ended February 29, 2016 in comparison to $42,297 for the twelve months ended February 28, 2015.  Exploration and drilling expenses represented 2.4% of total operating expenses in comparison to 2.1% for the twelve months ended February 28, 2015.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  These expenses decreased $52,240 or 9.2% to $517,870 for the twelve months ended February 29, 2016 in comparison to $570,110 for the year ended February 28, 2015.  This decrease is directly related to lower hydrocarbon prices and reduced production during the twelve months ended February 29, 2016.  On a BOE basis, DD&A in Kentucky was 14.21 and $17.04 in California.  In aggregate, DD&A for the twelve months ended February 29, 2016 was $15.40.  DD&A expenses represented 16.5% of total operating expenses in comparison to 27.9% for the twelve months ended February 28, 2015.

Impairment of proved and unproved oil properties in California for the twelve months ended February 29, 2016 was $1,108,683 for the twelve months ended February 29, 2016 in comparison to $-0- for the twelve months ended February 28, 2015.  On a BOE basis in aggregate, impairment of oil properties in California represented $32.97.  This impairment was caused by lower hydrocarbon prices resulting in lower economic reserve valuation and a reduction in our cash flows in California.  Impairment of oil properties represented 35.3% of total operating expenses.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses increased $69,163 or 6.3% to $1,172,206 for the twelve months ended February 29, 2016 in comparison to $1,103,042 for the twelve months ended February 28, 2015.  Accounting, reserve reporting and legal expenses decreased by $57,255 in aggregate during the twelve months ended February 29, 2016.  Director fees decreased $12,125 due to fewer Board of Directors meetings.  Advertising, marketing and press release expense decreased by $8,590.  Rent, office supplies and postage decreased by $5,675.  These decreases were offset by the recognition of $169,340 in expenses associated with our refinancing efforts.  For the year ended February 29, 2016, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $66,487, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented approximately 37.3% of total operating expenses in comparison to 53.9% for the twelve months ended February 28, 2015.

Interest income decreased $41,352 or 3.8% to $1,039,862 for the twelve months ended February 29, 2016 in comparison to $1,081,214 for the twelve months ended February 28, 2015 primarily due to a lower loan balance and interest rate on the Note Receivable from App Energy, LLC.  For further discussion on this Note refer to the App Loan Agreement under the caption “Non-current Borrowings” in this MD&A.

Interest expense increased $560,407 or 20.0% to 3,355,776 for the twelve months ended February 29, 2016 in comparison to $2,795,369 for the twelve months ended February 28, 2015 due to higher balances on our credit facility with Maximilian.  This financing transaction is discussed further in the MD&A section of this 10-K report under the caption “Non-current debt – Maximilian Loan.”

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  The material adverse impact of lower crude oil prices on our revenues cannot be understated.  For the twelve months ended February 29, 2016 our sales volume on a BOE basis decreased by 18.9% while our revenues decreased 59.4% during the same time period.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our reserve base and the market price of energy products.  G&A costs will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal throughout the Company is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling in California and Kentucky.

Capital Resources and Liquidity

Our primary financial resource is our base of oil reserves. Our ability to fund our capital expenditure program is dependent upon the prices we receive from our oil and natural gas sales; the success of our development program in Kentucky; and the availability of capital resource financing.  In the next fiscal year, we plan on investing approximately $1.0 million in new capital expenditures; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at February 29, 2016 are set forth in the table below:

	February 29, 2016	February 28, 2015	Increase (Decrease)	Percentage Change
Cash	$6,995	$496,772	$(489,777)	(98.6%)
Current Assets	$1,475,555	$2,554,519	$(1,078,964)	(42.2%)
Total Assets	$9,601,079	$12,313,061	$(2,711,982)	(22.0%)
Current Liabilities	$(18,911,089)	$(8,311,541)	$10,599,548	127.5%
Total Liabilities	$(18,991,068)	$(17,497,651)	$1,493,417	8.5%
Working Capital	$(17,435,534)	$(5,757,022)	$(11,678,512)	(202.9%)

Our working capital deficit increased by $11,678,512 or 202.9% from a deficit of $5,757,022 at February 28, 2015 to a deficit of $17,435,534 at February 29, 2016.  The increase in the working capital deficit is primarily related to the classification of the entire Maximilian credit facility balance of $14,309,180 as a current liability in accordance with guidance from ASC 470-10-45 as compared to $4,691,211 in current liabilities at February 28, 2015.  Partially offsetting this balance sheet presentation was the classification of $641,075 in net deferred financing costs being presented as a current asset.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not been made by us since December 2015.  Due to the waivers granted by Maximilian, we are currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with us in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurances that this cooperation will continue.  Further, there can be no assurances that in the future Maximilian will not declare us to be in default under the credit facility.  While we continue to have ongoing positive cash flow from our oil and gas operations in Kentucky and California during this period of low hydrocarbon prices, we are unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.  We cannot forecast when there will be a sustained improvement in crude oil and natural gas prices allowing us to implement a more aggressive drilling program in the Twin Bottoms Field in Lawrence County, Kentucky and our East Slope operations in Kern County, California.

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

Major sources of funds in the past for us have included the debt or equity markets.  While we have achieved positive cash flow from our operations in Kentucky and California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 29, 2016	Twelve Months Ended February 28, 2015	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(496,667)	$312,700	$(809,367)	(258.8)%
Net cash provided by (used in) investing activities	$636,034	$(2,717,083)	$3,353,117	123.4%
Net cash provided by (used in) financing activities	$(629,144)	$2,400,724	$(3,029,868)	(126.2%)

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the year ended February 29, 2016, cash used in our operating activities was $496,667 in comparison to cash flow provided by operating activities of $312,700 for the twelve months ended February 28, 2015.  This decrease in cash provided by operating activities of $809,367 was due to a decline in operating revenue of $1.8 million; a decrease in receivables and prepaids and the net loss offset by an increases in accounts payable.  Non-cash expenses increased by $965,726 in comparison to the twelve months ended February 28, 2015.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow (Provided By) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy, LLC (“App”) loan.  Cash flow provided by investing activities for the twelve months ended February 29, 2016 was $636,034 in comparison to $2,717,083 used in investing activities for the twelve months ended February 28, 2015.  We invested approximately $171,000 million in our multi-well drilling program in Kentucky and collected $775,500 from App in payments on their advances in Kentucky.  Refer to the caption “Non-current debt – App Loan Agreement” for further discussion of the App loan.

Cash Flow Provided by (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow used in our financing activities was $629,144 for the twelve months ended February 29, 2016 in comparison to $2,400,724 provided by our financing activities for the year ended February 28, 2015.  For the twelve months ended February 29, 2016 we received advances of $25,000 on our credit facility and we made principal payments of $618,431 against the outstanding balance.  We anticipate it will continue to be necessary to rely on additional funding from the capital markets in the current fiscal year to maintain our current drilling program.  The following is a summary of cash flows provided by, and used in, the Company’s financing activities for the twelve months ended February 29, 2016.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At February 29, 2016 and February 28, 2015, the Line of Credit had an outstanding balance of $843,807 and $869,865, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,442 and  $31,498 for the years ended February 29, 2016 and February 28, 2015, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.  The 12% Notes balances at February 29, 2016 and February 28, 2015 are set forth in the table below.

	February 29, 2016	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and an amended expiration date of January 29, 2017.  The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Totals	150,000	150,000	2

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California. The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense for the year ended February 29, 2016 amounted to $132,114.  Unamortized debt discount amounted to $71,951 as of February 29, 2016.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  Amortization expense for the year ended February 29, 2016 amounted to $127,513.  Unamortized deferred financing cost of these warrants was $191,270 as of February 29, 2016.  There were 316,617 of these warrants that remained unexercised as of February 29, 2016.

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

As consideration for Maximilian facilitating the Company’s transactions with App and entering into the amended loan agreement, the Company (a) issued to Maximilian, approximately 6.1 million common shares representing 9.99% of the Company’s outstanding common stock on a fully-diluted basis at the time of grant, and (b) issued approximately 6.1 million warrants to purchase shares of the Company’s common stock representing the right to purchase up to an additional 9.99% of the Company’s outstanding common stock on a fully-diluted basis, calculated as of the date of grant.  The warrants had an exercise price of $0.10; contain a cash exercise provision; were exercisable for a period of three years expiring on August 28, 2016; and contain an exercise provision blocker provision that prevents any exercise of the warrants if such exercise and related issuance of Common Stock would increase the Maximilian holdings of the Company’s Common Stock to more than 9.99% of the Company’s currently issued and outstanding shares at the time of the exercise.  The Company also granted to Maximilian a 50% net profits interest in the Company’s 25% working interest, after the Company recovers its investment, in the Company’s working interest in its Kentucky properties, pursuant to an Assignment of Net Profits Interest entered into as of August 28, 2013 by and between the Company and Maximilian.

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

On August 21, 2014, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement (the “Amendment”) with Maximilian under its Amended and Restated Loan and Security Agreement dated as of August 28, 2013.  The Amendment secured for the Company an additional advance of $2,200,000 under its credit facility with Maximilian since the advances made by Maximilian had already exceeded its minimum funding commitment. Additionally, Maximilian agreed to temporarily decrease the required monthly payment made by the Company until it had paid $1,000,000 less than the principal payments required by the previous agreement.  Furthermore, Maximilian agreed to reduce the regular interest rate applicable to the loan from 12% per annum to 9% per annum and the default interest rate by 3%.

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

As a result of the decline in hydrocarbon prices, we are currently unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not been made.  Due to the waivers granted by Maximilian, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurances that this cooperation will continue.  Further, there can be no assurances that Maximilian will not declare the Company to be in default under the credit facility.  In accordance with guidance from ASC 470-10-45, since we have been unable to make the above referenced payments the entire balance of the Maximilian credit facility is presented under the current liabilities section of the financial statements.

Current debt balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Maximilian Note	$14,381,131	$4,823,325
Maximilian Note Discount	(71,951)	(132,114)
	$14,309,180	$4,691,211

Non-current debt balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Maximilian Note	$-	$8,663,458
Maximilian Note Discount	-	(71,951)
	$-	$8,591,507

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

On August 21, 2014, a First Amendment to the Loan and Security Agreement by and between the Company and App was executed whereby Section 1.5 (f) of the original Loan and Security Agreement was deleted and intentionally left blank. The affected section removed App’s ability to have the Required Monthly Payment be equal to zero for a maximum of three payments.  All other terms of the original agreement remained unchanged.

On May 20, 2015, a Second Amendment to the Loan and Security Agreement by and between Daybreak and App was executed whereby the Required Monthly Payment definition was modified for the months of March, April, May and June of 2015.  All other terms of the original agreement remained unchanged.

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

For the twelve months ended February 29, 2016, we received principal payments of $777,500 from App Energy.  Since November 2015, App Energy has been unable to make any required interest or principal payments under terms of the amended loan agreements, but is not considered to be in default under the terms of the amended agreements because Daybreak has granted a series of waivers for the required payments as App Energy seeks to refinance their loan with alternative lenders.  The Company retains all of its rights under the loan agreements to declare App Energy in default on the loan in the future.  The App Energy loan is secured by a perfected first priority security interest in substantially all of the assets of App Energy, including its leases in Lawrence County, Kentucky.

Note receivable balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Note receivable – current	$420,901	$1,320,944
Note receivable – non-current	4,234,612	3,429,056
	$4,655,513	$4,750,000

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

Encumbrances

The Company’s debt obligations, pursuant to a loan agreement entered into by and among Maximilian and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on our leases in Kern County, California.  This includes mortgages on the Sunday, Bear, Black, Ball and Dyer Creek Properties in California.  For further information on the loan agreement with Maximilian refer to the discussion above under the caption “Current debt (short-term borrowings)” in this MD&A.

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

At February 29, 2016, a total of 3,000,000 shares of restricted common stock had been awarded and 2,986,220 shares of the 2009 Plan had fully vested.  A total of 1,013,780 common stock shares remained available for issuance pursuant to the 2009 Plan at February 29, 2016.  For the years ended February 29, 2016 and February 28, 2015, an aggregate of -0- and 106,250 shares vested, respectively.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130	5,870	-
7/22/2010	25,000	3 Years	25,000	-	-
7/22/2010	425,000	4 Years	417,090	7,910	-
	3,000,000		2,986,220(1)	13,780(2)	-

(1)

Does not include the number of common shares that were withheld to satisfy such tax liability upon vesting of a restricted award by a Plan Participant, and subsequently returned to the 2009 Plan.

(2)

Reflects the number of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

For the years ended February 29, 2016 and February 28, 2015, the Company recognized compensation expense related to the above-restricted stock grants of $-0- and $2,515, respectively.  There was no unamortized stock compensation expense remaining as of as of February 29, 2016.

Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped oil and natural gas reserves on a barrel of oil equivalent (“BOE”) basis increased by 14,644 barrels, or 1.6%, to 902,780 barrels at February 29, 2016 compared to 888,136 BOE at February 28, 2015.  Our Kentucky, Twin Bottoms Field, project added 43,186 net barrels of oil and 523,160 net Mcf of natural gas or an additional 130,379 net BOE in aggregate to our proved reserve base after adjusting for extensions, revisions and production.  The proved reserve base in California declined by 115,735 barrels of oil due to reserve revisions and production.  Net proved developed reserves in aggregate decreased by 62,807 BOE or 21.3%, to 231,778 BOE at February 29, 2016 compared to 294,585 BOE at February 28, 2015.  This net decrease was caused by 33,627 BOE of production and 37,317 BOE of downward revisions from lower hydrocarbon prices offset by 8,137 BOE of extensions in Kentucky.  Net proved undeveloped reserves increased by 77,451 BOE or 13.0% to 671,002 BOE at February 29, 2016 in comparison to 593,551 at February 28, 2015. This net increase in proved undeveloped reserves was from 95,020 BOE in extensions in Kentucky offset by downward revisions of 17,569 in aggregate.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 29, 2016, we received crude oil and natural gas sales revenue from 14 wells in Lawrence County, Kentucky and crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California.  Our commitment to improving corporate profitability remains unchanged.  Since June 2014, there has been a significant decline in the WTI price of crude oil and correspondently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties.  During the year ended February 29, 2016, oil and natural gas revenues in aggregate decreased $1,830,111 or 59.4%, to $1,253,686.  Approximately $1.5 million or 84.0% of the decline in revenue can be directly attributed to the decline in hydrocarbon prices for the twelve months ended February 29, 2016.  An additional consequence of lower hydrocarbon prices was the recognition of $1,108,683 in impairment of proved and unproved oil properties in California.  These two factors were the primary reasons why we incurred an operating loss of $1,889,574 for the twelve months ended February 29, 2016 in comparison to an operating profit of $1,037,731 for the twelve months ended February 28, 2015.

Our balance sheet at February 29, 2016 reflects total assets of $9,601,079 a decrease of $2,711,982 or 22.0% in comparison to $12,313,061 at February 28, 2015.  This decrease in total assets is comprised primarily of a $1.3 million decrease in oil and gas properties due to DD&A and impairment; a $0.5 million decrease in cash and an approximate $318,000 decrease in accounts receivable and prepaid expenses in aggregate.

At February 29, 2016, total liabilities were $18,991,068, an increase of approximately $1.5 million or 8.5% in comparison to $17,497,651 at February 28, 2015.  This increase was primarily comprised of a $1.0 million increase in our credit line facility balance and approximate $420,000 increase in our accounts payable.

Our common stock issued and outstanding increased by 30,000 shares to 51,487,373 for the year ended February 29, 2016 in comparison to 51,457,373 for the year ended February 28, 2015.  This increase in shares outstanding was due to the conversion of 10,000 shares of our Series A Convertible Preferred stock to common stock.

Accumulated Deficit

Our financial statements for the year ended February 29, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase in the accumulated deficit from $28,205,516 as of February 28, 2015 to $32,410,915 as of February 29, 2016 was due to the $4,205,399 net loss for the year.  Approximately $2.3 million of the loss can be attributed to net interest expense while another $1.1 million can be attributed to impairment of proved and unproved oil properties in California due to lower hydrocarbon prices during the year ended February 29,2016.  For the year ended February 29, 2016 we had a net operating loss of $1,889,574 in comparison to a net operating income of $1,037,731 for the year ended February 28, 2015.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $6,995 and $496,772 at February 29, 2016 and February 28, 2015, respectively.

Crude oil and natural gas revenues

Crude oil and natural gas revenues decreased $1,830,111 or 59.4% to $1,253,686 for the twelve months ended February 29, 2016 in comparison to $3,083,797 for the twelve months ended February 28, 2015.  Approximately 84.0% or $1.5 million of this decrease was due to the continuing decline in crude oil and natural gas prices during the twelve months ended February 29, 2016.

Operating Expenses

Operating expenses increased by $1,097,195 or 53.6% to $3,143,260 in comparison to $2,046,066 for the twelve months ended February 28, 2015.  This increase in expenses was due to the recognition of $1.1 million in impairment of proved and unproved oil properties in California for the twelve months ended February 29, 2016.

Operating (Loss) Income

For the year ended February 29, 2016, we reported an operating loss of $1.9 million in comparison to an operating income of $1.0 million for the twelve months ended February 28, 2015.  This decrease in operating income of $2.9 million was due to lower crude oil and natural gas revenues and increased operating expenses as explained immediately above.

Net Loss

Since entering the oil and gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of oil and gas assets to sustain our operations.  A net loss of $4.2 million was reported for the twelve months ended February 29, 2016 in comparison to a net loss of $0.7 million for the twelve months ended February 28, 2015.  The increase in the net loss of $3.5 million for the twelve months ended February 29, 2016 was due to a decrease in crude oil and natural gas revenues ($1.8 million); an increase in operating expenses ($1.1 million); and, an increase in net interest expense of $0.5 million.

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

Additionally, we have a working interest in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through our acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  We currently have a net revenue interest in 13 producing horizontal oil wells with associated natural gas production.  Our average working interest in these wells is 22.4% and the average net revenue interest is 19.6%.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the Twin Bottoms Field in Kentucky and the East Slopes Project in California.  However given the current decline and instability in hydrocarbon prices, the timing of any drilling activity in Kentucky and California will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of our credit facility.

We believe that our liquidity will improve when there is a sustained improvement in hydrocarbon prices.  Our sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company does have positive cash flow from its oil and gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

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

Revenue Recognition

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  The volumes sold may differ from the volumes to which we are entitled based on our interests in the properties.  These differences create imbalances, which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no significant imbalances as of February 29, 2016 and February 28, 2015.

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

Off-Balance Sheet Arrangements

As of February 29, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane Valley, Washington

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 29, 2016 and February 28, 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daybreak Oil and Gas, Inc. as of February 29, 2016 and February 28, 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 27, 2016

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 29, 2016 and February 28, 2015

	As of February 29,	As of February 28,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,995	$496,772
Accounts receivable:
Oil and natural gas sales	69,192	202,732
Joint interest participants	106,694	51,382
Other receivables, net	71,237	160,996
Production revenue receivable - current	45,000	120,000
Prepaid expenses and other current assets	114,461	201,693
Deferred financing costs, net	641,075	-
Note receivable - current	420,901	1,320,944
Total current assets	1,475,555	2,554,519
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	3,180,002	4,379,606
Unproved properties	585,826	733,478
PREPAID DRILLING COSTS	18,802	16,452
PRODUCTION REVENUE RECEIVABLE – NON-CURRENT	-	35,000
DEFERRED FINANCING COSTS, NET	-	1,058,751
NOTE RECEIVABLE – NON-CURRENT	4,234,612	3,429,056
OTHER ASSETS	106,282	106,199
Total assets	$9,601,079	$12,313,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,777,236	$1,435,677
Accounts payable - related parties	990,483	905,891
Accrued interest	175,283	158,797
Notes payable, related party	250,100	250,100
12% Notes payable	315,000	-
12% Note payable - related party	250,000	-
Debt - current portion, net	14,309,180	4,691,211
Line of credit	843,807	869,865
Total current liabilities	18,911,089	8,311,541
LONG TERM LIABILITIES:
Debt - non-current, net	-	8,591,507
12% Notes payable	-	315,000
12% Note payable - related party	-	250,000
Asset retirement obligation	79,979	29,603
Total liabilities	18,991,068	17,497,651
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 and 734,565 shares issued and outstanding, respectively	725	735
Common stock- 200,000,000 shares authorized; $0.001 par value, 51,487,373 and 51,457,373 shares issued and outstanding, respectively	51,487	51,457
Additional paid-in capital	22,968,714	22,968,734
Accumulated deficit	(32,410,915)	(28,205,516)
Total stockholders’ deficit	(9,389,989)	(5,184,590)
Total liabilities and stockholders' deficit	$9,601,079	$12,313,061

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Years Ended February 29, 2016 and February 28, 2015

	Year Ended February 29, 2016	Year Ended February 28, 2015
REVENUE:
Crude oil and natural gas sales	$1,253,686	$3,083,797

OPERATING EXPENSES:
Production	268,448	329,917
Exploration and drilling	76,053	42,997
Depreciation, depletion and amortization	517,870	570,110
Impairment of oil and gas properties	1,108,683	-
General and administrative	1,172,206	1,103,042
Total operating expenses	3,143,260	2,046,066
OPERATING INCOME (LOSS)	(1,889,574)	1,037,731

OTHER INCOME (EXPENSE):
Interest income	1,039,951	1,081,214
Interest expense	(3,355,776)	(2,795,369)
Loss on debt extinguishment	-	(56,519)
Total other income (expense)	(2,315,825)	(1,770,674)

NET LOSS	(4,205,399)	(732,943)

Cumulative convertible preferred stock dividend requirement	(130,925)	(132,634)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,336,324)	$(865,577)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,484,673	54,126,721

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Years Ended February 29, 2016 and February 28, 2015

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2014	737,565	$738	55,509,411	$55,509	$24,607,582	$(27,472,573)	$(2,808,744)

Issuance of common stock for:
Warrant exercise – 12% Notes	-	-	50,000	50	6,950	-	7,000
Warrant cashless exercise			1,873,554	1,874	(1,874)		-
Company stock plan	-	-	-	-	2,515	-	2,515
Cancellation of stock plan issuances	-	-	(2,040)	(2)	(488)	-	(490)
Conversion of preferred stock	(3,000)	(3)	9,000	9	(6)	-	-
Transfer agent balancing adjustment	-	-	140,000	140	(140)	-	-
Share purchase and cancellation	-	-	(5,694,823)	(5,695)	(1,702,752)	-	(1,708,447)
Share-for-warrant exchange	-	-	(427,729)	(428)	428	-	-
Extension of 12% Note warrants	-	-	-	-	56,519	-	56,519
Net loss	-	-	-	-	-	(732,943)	(732,943)

BALANCE, FEBRUARY 28, 2015	734,565	$735	51,457,373	$51,457	$22,968,734	$(28,205,516)	$(5,184,590)

Issuance of common stock for:
Conversion of preferred stock	(10,000)	(10)	30,000	30	(20)	-	-
Net loss	-	-	-	-	-	(4,205,399)	(4,205,399)

BALANCE, FEBRUARY 29, 2016	724,565	$725	51,487,373	$51,487	$22,968,714	$(32,410,915)	$(9,389,989)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Years Ended February 29, 2016 and February 28, 2015

	Years Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,205,399)	$(732,943)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation	-	2,515
Depreciation, depletion and ARO expense	517,870	570,110
Impairment of oil and gas properties	1,108,683	-
Amortization of debt discount	132,114	168,722
Amortization of deferred financing costs	427,331	422,408
Loss on debt extinguishment	-	56,519
Non-cash interest income	(83)	(85)
Changes in assets and liabilities:
Accounts receivable - oil and gas sales	133,540	127,611
Accounts receivable - joint interest participants	(55,312)	287,568
Accounts receivable - other	(483,255)	(11,447)
Prepaid expenses and other current assets	87,232	(172,296)
Accounts payable and other accrued liabilities	251,755	(515,776)
Accounts payable - related parties	84,592	(46,761)
Accrued interest	1,504,265	156,555
Net cash provided by (used in) operating activities	(496,667)	312,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid drilling costs	(2,350)	(1,537)
Additions to oil and gas properties	(170,697)	(1,516,201)
Proceeds from the sale of O&G properties	31,581	-
Additions to note receivable	-	(4,762,500)
Collections of note receivable	777,500	3,562,500
Deferred Interest	-	655
Net cash provided by (used in) investing activities	636,034	(2,717,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-current debt	25,000	5,700,000
Principal payments on non-current debt	(618,431)	(2,948,772)
Proceeds from warrant conversion	-	7,000
Payment of deferred financing fees	(9,655)	(345,000)
Payments to line of credit	(26,058)	(12,504)
Net cash provided by (used in) financing activities	(629,144)	2,400,724

NET DECREASE IN CASH AND CASH EQUIVALENTS	(489,777)	(3,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	496,772	500,431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,995	$496,772

CASH PAID FOR:
Interest	$1,292,066	$2,077,418
Income taxes	$-	$-

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Years Ended February 26, 2016 and February 28, 2015

	Years Ended
	February 29, 2016	February 28, 2015
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and gas properties	$89,804	$16,552
Interest and fees converted to principal	$1,487,779	$-
Increase in note receivable for deferred interest and fees	$683,013	$-
Increase in note payable for stock acquisition and subsequent retirement	$-	$1,708,447
ARO asset and liability increase due to timing differences	$47,362	$5,337
Share-to-warrant exchange	$-	$428
Conversion of warrants	$-	$1,874
Repurchase of stock through payment of payroll taxes	$-	$490
Conversion of preferred stock to common stock	$30	$9

The accompanying notes are an integral part of these financial statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the year ended February 29, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of $32,410,915 and a working capital deficit of $17,435,534, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, the Company has a working interest in a shallow oil play in an existing natural gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has a net revenue interest in 14 producing horizontal oil wells in the Twin Bottoms Field.  The Company’s average working interest in these 14 horizontal oil wells is 22.6% and the average net revenue interest is 19.7% in these same wells.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the Twin Bottoms Field in Kentucky and the East Slopes Project in California.  However given the current decline and instability in hydrocarbon prices, the timing of any drilling activity in Kentucky and California will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of our credit facility.

We believe that our liquidity will improve when there is a sustained improvement in hydrocarbon prices.  The Company’s sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company has experienced revenue growth, which has resulted in positive cash flow from its oil and natural gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of February 29, 2016 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.  The Company has historically maintained balances in financial institutions where deposits may exceed the Federally insured deposit limit of $250,000.  The Company has not experienced any losses from such accounts and does not believe it is exposed to any significant credit risk on cash.

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales in Kentucky and California or joint interest billings to its working interest partners in California. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 29, 2016 and February 28, 2015.

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

The Company recognized asset impairments of $1,108,683 and $-0- for the years ended February 29, 2016 and February 28, 2015, respectively.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated DD&A with a resulting gain or loss recognized in income.

Property and Equipment

Fixed assets are stated at cost. Depreciation on vehicles is provided using the straight-line method over expected useful lives of three years.  Depreciation on machinery and equipment is provided using the straight-line method over expected useful life of three years.  Depreciation of production facilities and natural gas pipelines are recorded using the unit-of-production method based on estimated reserves.

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

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from crude oil and natural gas sales in Kentucky and California or joint interest billings to its working interest partners in California.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.

At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its crude oil production and only one buyer available for the purchase of its natural gas production.  At the Company’s East Slopes project in California there is only one buyer available for the purchase of all crude oil production.  The Company has no natural gas production in California.  At February 29, 2016 and February 28, 2015 these three individual customers represented 100.0% of crude oil and natural gas sales receivable.  If these buyers are unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from Kentucky and California oil and natural gas sales at February 29, 2016 and February 28, 2015 are set forth in the table below.

		February 29, 2016		February 28, 2015
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$23,257	33.6%	$90,906	44.9%
Kentucky – Twin Bottoms Field (Natural gas)	Jefferson Gas	6,767	9.8%	16,676	8.2%
California – East Slopes Project (Oil)	Plains Marketing	39,168	56.6%	95,150	46.9%
		$69,192	100.0%	$202,732	100.0%

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.  The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  The Company had no significant imbalances as of February 29, 2016 and February 28, 2015.

Reclamation Bonds

Included in other assets as of February 29, 2016, are funds that have been pledged as collateral in connection with asset retirement obligations for future plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates as the project Operator.

Asset Retirement Obligation (“ARO”)

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% (percent) likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

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

NOTE 4 — ACCOUNTS RECEIVABLE:

Accounts receivable consists primarily of receivables from the sale of crude oil and natural gas production by the Company and receivables from the Company’s working interest partners in oil and natural gas projects in which the Company acts as Operator of the project.

Crude oil and natural gas sales receivables balances of $69,192 and $202,732 at February 29, 2016 and February 28, 2015 represent crude oil sales that occurred in February 2016 and 2015, respectively.  Natural gas sales balances represent sales that occurred during the months of January and February 2016 and 2015, respectively.

Joint interest participant receivables balances of $106,694 and $51,382 at February 29, 2016 and February 28, 2015, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 29, 2016 and February 28, 2015.

Other receivables balances primarily include the monthly interest due on the App Energy loan and amounts advanced to certain minority working interest partners in Kentucky.

NOTE 5 — PRODUCTION REVENUE RECEIVABLE:

The production revenue receivable balance of $45,000 represents amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Production revenue receivable – current	$45,000	$120,000
Production revenue receivable – non-current	-	35,000
	$45,000	$155,000

NOTE 6 — DEFERRED FINANCING COSTS:

Deferred financing costs at February 29, 2016 and February 28, 2015 relating to the original and the amended credit facility with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), are set forth in the table below:

	February 29, 2016	February 28, 2015
Deferred financing costs – loan fees	$160,794	$151,139
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
	1,741,776	1,732,121
Accumulated amortization	(1,100,701)	(673,370)
	$641,075	$1,058,751

Amortization expense of deferred financing costs was $427,331 and $422,408 for the years ended February 29, 2016 and February 28, 2015, respectively.  Deferred financing costs of $950,320 at February 29, 2016 include the fair value of common shares and warrants issued to Maximilian and to a third party that assisted in both the original and the amended financing transactions.  Refer to the discussion in Note 11 - Short-Term and Long-Term Borrowings for further information on the deferred financing costs.

NOTE 7 — OIL AND GAS PROPERTIES:

Oil and gas property balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Proved leasehold costs	$654.445	$695,231
Unproved leasehold costs	585,826	733,478
Costs of wells and development	604,684	542,563
Capitalized exploratory well costs	5,461,677	5,308,876
Capitalized asset retirement costs	28,901	-
Total cost of oil and gas properties	7,335,533	7,280,148
Accumulated depletion, depreciation amortization and impairment	(3,569,705)	(2,167,064)
Oil and gas properties, net	$3,765,828	$5,113,084

For the twelve months ended February 29, 2016, the Company received $31,581 from a third party for the sale of the deep rights on certain mineral leases in Kentucky.

Asset Retirement Obligation (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its oil and natural gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 29, 2016 and February 28, 2015, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows.  For the years ended February 29, 2016 and February 28, 2015, the Company recognized accretion expense of $3,014 and $2,187, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the years ended February 29, 2016 and February 28, 2015 are set forth in the table below.

	February 29, 2016	February 28, 2015
Asset retirement obligation, beginning of period	$29,603	$22,079
Accretion expense	3,014	2,187
Change in asset retirement estimates	47,362	5,337
Asset retirement obligation, end of period	$79,979	$29,603

NOTE 8 — NOTE RECEIVABLE:

On August 28, 2013, the Company amended its credit facility with Maximilian as a part of a financing transaction in which the Company extended to App Energy, LLC, a Kentucky limited liability company (“App”) a credit facility for the development of a shallow oil project in an existing gas field, the Twin Bottoms Field, in Lawrence County, Kentucky (see Note 11 –Short-Term and Long-Term Borrowings).

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

In connection with the App loan agreement, App also granted to the Company an average 25% working interest in the Kentucky Acreage, as described above.  The fair value of the 25% working interest was determined to be $1,073,091 and was recorded as unproved oil and gas properties (see Note 11 –Short-Term and Long-Term Borrowings).

On August 21, 2014, a First Amendment to the Loan and Security Agreement by and between the Company and App was executed whereby Section 1.5 (f) of the original Loan and Security Agreement was deleted and intentionally left blank. The affected section removed App’s ability to have the Required Monthly Payment be equal to zero for a maximum of three payments.  All other terms of the original agreement remained unchanged.

On May 20, 2015, a Second Amendment to the Loan and Security Agreement by and between Daybreak and App was executed whereby the Required Monthly Payment definition was modified for the months of March, April, May and June of 2015.  All other terms of the original agreement remained unchanged.

In connection with entering into the Third Amendment with Maximilian on October 14, 2015, the Company concurrently entered into a Third Amendment to Loan and Security Agreement with App Energy (the “App Amendment”), which amended the Company’s loan agreement with App Energy in which the Company, as lender, lends to App Energy, as borrower, a portion of the advances it receives pursuant to its loan agreement with Maximilian.  The App Amendment provides for a reduction in interest rate from 19.2% to 17.0% and a reduction in monthly payments to be made by App Energy to the Company for the same payment cycles as the reduced payment to be made by the Company under the Maximilian Amendment.  The reduction in monthly payments by App Energy will allow App Energy to fund its share of drilling and completing additional wells in Kentucky with the Company.  As consideration for the reduction in the monthly payment amount, App Energy agreed that certain amounts will be treated as additional advances under the App Energy loan agreement, and that it would fund a portion of the Company’s drilling and development expenses with respect to two wells.  App Energy also agreed to grant to Maximilian an overriding royalty interest on the same terms as the overriding royalty interest agreed to by the Company.

For the twelve months ended February 29, 2016, the Company received principal payments of $777,500 from App Energy.  Since November 2015, App Energy has been unable to make any required interest or principal payments under terms of the amended loan agreements, but is not considered to be in default under the terms of the amended agreements because Daybreak has granted a series of waivers for the required payments as App Energy seeks to refinance their loan with alternative lenders.  The Company retains all of its rights under the loan agreements to declare App Energy in default on the loan in the future.  The App Energy loan is secured by a perfected first priority security interest in substantially all of the assets of App Energy, including its leases in Lawrence County, Kentucky.

Note receivable balances at February 29. 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Note receivable – current	$420,901	$1,320,944
Note receivable – non-current	4,234,612	3,429,056
	$4,655,513	$4,750,000

NOTE 9 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 29, 2016 accounts payable balance.

NOTE 10 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 29, 2016 and February 28, 2015 accounts payable – related parties balances of $990,483 and $905,891, respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; deferred directors’ fees; expense reimbursements; related party consulting fees; and deferred interest payments on the 12% Subordinated Note to the Company’s Chairman, President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 11 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current Debt

Note Payable – Related Party

At February 29, 2016 and February 28, 2015, the Company’s Chairman, President and Chief Executive Officer had loaned the Company an aggregate $250,100 during the years ended February 29, 2012 and February 28, 2013, that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s Chairman, President and Chief Executive Officer.  At February 29, 2016 and February 28, 2015, the Line of Credit had an outstanding balance of $843,807 and $869,865, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $31,442 and $31,498 for the years ended February 29, 2016 and February 28, 2015, respectively.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

	February 29, 2016	February 28, 2015
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and an amended expiration date of January 29, 2017.  The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Totals	150,000	150,000	2

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan. Amortization expense was $132,114 and $138,988 for the years ended February 29, 2016 and February 28, 2015, respectively.  Unamortized debt discount amounted to $71,951 as of February 29, 2016.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  Amortization expense for the year ended February 29, 2016 amounted to $127,513.  Unamortized deferred financing cost of these warrants was $191,270 as of February 29, 2016.  There were 316,617 of these warrants that remained unexercised as of February 29, 2016.

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

With the cooperation of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  As a result of the decline in hydrocarbon prices, we are currently unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not been made since December 2015.  Due to the waivers granted by Maximilian, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurances that this cooperation will continue.  Further, there can be no assurances that Maximilian will not declare the Company to be in default under the credit facility.  In accordance with guidance from ASC-470-10-45, since the Company has been unable to make the above referenced payments the entire balance of the Maximilian credit facility is presented under the current liabilities section of the financial statements.

Current debt balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Maximilian Note	$14,381,131	$4,823,325
Maximilian Note Discount	(71,951)	(132,114)
	$14,309,180	$4,691,211

Non-current debt balances at February 29, 2016 and February 28, 2015 are set forth in the table below:

	February 29, 2016	February 28, 2015
Maximilian Note	$-	$8,663,458
Maximilian Note Discount	-	(71,951)
	$-	$8,591,507

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  During the years ended February 29, 2016 and February 28, 2015, there was one conversion each year of 10,000 and 3,000 shares of Series A Preferred that resulted in 30,000 and 9,000 shares of our common stock being issued, respectively.

At February 29, 2016 there were 724,565 shares issued and outstanding that had not been converted into our common stock.  As of February 29, 2016, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Totals	675,200	2,025,600	43

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

Cumulative dividends earned for each fiscal year since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
		$1,711,502

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,487,373 shares were issued and outstanding as of February 29, 2016.  In comparison, at February 28, 2015, a total of 51,457,373 shares were issued and outstanding.  This change of 30,000 shares was attributable as shown in the table below:

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2014	55,509,411
Conversion of Series A Convertible Preferred Stock to common stock	9,000	$9
Exercise of warrants issued with 12% Subordinated Notes	50,000	$50
Cashless exercise of warrants	1,873,554	$1,874
Common stock-for-warrant exchange (Maximilian)	(427,729)	$(428)
Transfer agent balancing adjustment	140,000	$140
Share purchase and cancellation (Maximilian)	(5,694,823)	$(5,695)
Common stock returned to 2009 Stock Plan (tax withholding liability)	(2,040)	$(2)
Common stock, Issued and Outstanding, February 28, 2015	51,457,373
Conversion of Series A Convertible Preferred Stock to Common Stock	30,000	$30
Common stock, Issued and Outstanding, February 29, 2016	51,487,373

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

NOTE 13 — WARRANTS:

Warrants outstanding and exercisable as of February 29, 2016 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	0.92	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	1.67	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	2.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	2.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	2.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	2.50	427,729
	10,485,301			8,156,401

For the years ended February 29, 2016 and February 28, 2015, a total of 150,000 and 60,000 warrants expired, respectively.  The 150,000 warrants that expired during the year ended February 29, 2016 had been issued for services in conjunction with the 12% Subordinated Note offering in 2010.  During the years ended February 29, 2016 and February 28, 2015, there were -0- and 2,168,900 warrants exercised, respectively.  For the years ended February 29, 2016 and February 28, 2015, there were -0- and 427,729 warrants issued, respectively.  The outstanding warrants as of February 29, 2016 and February 28, 2015, had a weighted average exercise price of $0.06 and $0.11; a weighted average remaining life of 2.28 and 1.64 years; and an intrinsic value of $-0- and $14,564, respectively.

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

For the years ended February 29, 2016 and February 28, 2015, an aggregate of -0- and 106,250 shares vested, respectively.  At February 29, 2016, all issued and outstanding shares in the 2009 stock plan had fully vested.  For the years ended February 29, 2016 and February 28, 2015, the number of common shares available for issuance under the Plan increased by -0- and 2,040 shares, respectively.  This increase was attributable to the return of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

At February 29, 2016, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 shares of the 2009 Plan had fully vested.  A total of 1,013,780 common stock shares remained available for issuance pursuant to the 2009 Plan at February 29, 2016.  For the years ended February 29, 2016 and February 28, 2015, an aggregate of -0- and 106,250 shares vested, respectively.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)	Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000	-	-
7/16/2009	25,000	3 Years	25,000	-	-
7/16/2009	625,000	4 Years	619,130	5,870	-
7/22/2010	25,000	3 Years	25,000	-	-
7/22/2010	425,000	4 Years	417,090	7,910	-
	3,000,000		2,986,220(1)	13,780	-

(1)

Does not include the number of common shares that were withheld to satisfy such tax liability upon vesting of a restricted award by a Plan Participant, and subsequently returned to the 2009 Plan.

(2)

Reflects the number of common shares that were withheld pursuant to the settlement of the number of shares with a fair market value equal to such tax withholding liability, to satisfy such tax liability upon vesting of a restricted award by a Plan Participant.

For the years ended February 29, 2016 and February 28, 2015, the Company recognized compensation expense related to the above restricted stock grants of $-0- and $2,515, respectively.  There was no unamortized stock compensation expense remaining as of February 29, 2016.

NOTE 15 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 29, 2016	February 28, 2015
Computed at U.S. and state statutory rates (40%)	$(1,616,023)	$(293,176)
Permanent differences	143,946	142,925
Changes in valuation allowance	1,472,077	150,251
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 29, 2016	February 28, 2015
Deferred tax assets:
Net operating loss carryforwards	$10,217,121	$9,188,905
Oil and gas properties	(944,342)	(1,436,249)
Stock based compensation	88,723	88,723
Other	(150,945)	(102,899)
Less valuation allowance	(9,210,557)	(7,738,480)
Total	$-	$-

At February 29, 2016, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $25,542,800, which will begin to expire, if unused, beginning in 2024.  The valuation allowances increased by $1,472,077 and $150,251 for the years ended February 29, 2016 and February 28, 2015, respectively.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of February 29, 2016.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 17 — SUPPLEMENTARY INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of the Company’s continuing operations are directly related to oil and natural gas producing activities located in Kern County, California and Lawrence County, Kentucky.

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of February 29, 2016	As of February 28, 2015
Proved leasehold costs
Mineral Interests	$654,445	$695,231
Wells, equipment and facilities	6,095,262	5,851,439
Total Proved Properties	6,749,707	6,546,670

Unproved properties
Mineral Interests	585,826	733,478
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	585,826	733,478

Less accumulated depreciation, depletion amortization and impairment	(3,569,705)	(2,167,064)
Net capitalized costs	$3,765,828	$5,113,084

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2016	February 28, 2015
Acquisition of proved properties	$-	$165,317
Acquisition of unproved properties	-	-
Development costs	243,823	1,339,570
Exploration costs	76,053	42,997
Total costs incurred	$319,876	$1,547,884

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2016	February 28, 2015
Oil and gas revenues	$1,253,686	$3,083,797
Production costs	(268,448)	(329,917)
Exploration expenses	(76,053)	(42,997)
Depletion, depreciation and amortization	(517,870)	(570,110)
Impairment of oil properties	(1,108,683)	-
Result of oil and gas producing operations before income taxes	(717,368)	2,140,773
Provision for income taxes	-	-
Results of oil and gas producing activities	$(717,368)	$2,140,773

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

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 28, 2014	745,830	26,090	750,178
Revisions(1)	49,103	192,589	88,882
Discoveries and extensions	88,611	58,180	90,627
Production	(37,885)	(21,999)	(41,551)
February 28, 2015	845,659	254,860	888,136
Revisions(1)	(120,001)	390,693	(54,886)
Discoveries and extensions	76,270	161,320	103,157
Production	(28,818)	(28,853)	(33,627)
February 29, 2016	773,110	778,020	902,780

(1)

The revisions of previous estimates resulted from a decline in the estimated economic life of the reserves due to lower hydrocarbon prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 29, 2016	203,131	231,778	569,979	671,002	773,110	902,780
February 28, 2015	278,233	294,585	567,426	593,551	845,659	888,136
February 28, 2014	263,010	264,062	482,820	486,116	745,830	750,178

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 29, 2016 and February 28, 2015 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 29, 2016 and February 28, 2015 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 29, 2016	February 28, 2015
Future cash inflows	$34,077,610	$73,348,130
Future production costs(1)	(16,255,030)	(25,378,830)
Future development costs	(7,278,930)	(6,789,770)
Future income tax expenses(2)	-	-
Future net cash flows	10,543,650	41,179,530
10% annual discount for estimated timing of cash flows	(6,570,720)	(23,674,830)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$3,972,930	$17,504,700

(1)

Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s oil and gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved oil and gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 29, 2016(1)	$47.45	$2.51
Year ended February 28, 2015(1)	$85.53	$2.99
Year ended February 29, 2014(1)	$95.94	$2.44

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

	12 Months Ended
	February 29, 2016	February 28, 2015
Standardized measure of discounted future net cash flows at the beginning of the year	$17,504,700	$21,424,440
Extensions, discoveries and improved recovery, less related costs	271,190	1,565,310
Revisions of previous quantity estimates	(408,300)	2,040,090
Net changes in prices and production costs	(10,040,886)	(3,214,934)
Accretion of discount	1,750,470	2,142,444
Sales of oil produced, net of production costs	(985,238)	(2,753,880)
Development costs incurred during the period	213,576	1,516,201
Changes in future development costs	526,413	(1,385,033)
Changes in timing of future production	(4,858,995)	(3,829,938)
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$3,972,930	$17,504,700

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 29, 2016, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 29, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 29, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	81	2008
Timothy R. Lindsey	64	2007
James F. Meara	63	2008
James F. Westmoreland	60	2008

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

Timothy R. Lindsey has served as a member of the Board of Directors since January 2007.  He served as the Company’s Interim President and Chief Executive Officer from December 2007 until his resignation in October 2008.  Mr. Lindsey has over 35 years of energy and mineral exploration, technical and executive leadership in global exploration, production, technology, and business development.  From March 2005 to the present, Mr. Lindsey has been the Principal of Lindsey Energy and Natural Resources, an independent consulting firm specializing in energy and mining industry issues.  From May 2008 to the present, Mr. Lindsey has also been the President and a director of Canadian Sahara Energy Inc., a private company incorporated in Canada.  From September 2003 to March 2005, Mr. Lindsey held executive positions including Senior Vice-President, Exploration with The Houston Exploration Company, a Houston-based independent natural gas and oil company formerly engaged in the exploration, development, exploitation and acquisition of domestic natural gas and oil properties.  From October 1975 to February 2003, Mr. Lindsey was employed with Marathon Oil Corporation, a Houston-based company engaged in the worldwide exploration and production of crude oil and natural gas, as well as the domestic refining, marketing and transportation of petroleum products.  During his 27-year tenure with Marathon, Mr. Lindsey held a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey serves as a director and Chairman of the Board of Directors of Revett Mining Company., a publicly-listed company with mining activities in Montana from April 2009 until the merger of Revett Mining Company into Helca Mining in June 2015.  Mr. Lindsey obtained his Bachelor of Science degree in geology at Eastern Washington University in 1973, and completed graduate studies in economic geology from the University of Montana in 1975.  In addition, he completed the Advanced Executive Program from the Kellogg School of Management, Northwestern University, in 1990.  Mr. Lindsey is a member of the American Association of Petroleum Geologists, the Rocky Mountain Association of Geologists, the Montana Mining Association, and, the American Exploration and Mining Association.

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

James F. Westmoreland was elected Chairman of the Board of Directors in 2014, and appointed President and Chief Executive Officer and director in October 2008.  He also serves as interim principal finance and accounting officer.  Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008.  He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008.  From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters.  Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007.  Mr. Westmoreland has almost 40 years of experience in oil and gas accounting, finance, corporate compliance and governance, both in the public and private sector.  He earned his Bachelor of Business Administration in accounting from the University of Houston.

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

•

Mr. Lindsey’s over 35 year career as a successful senior executive in the energy industry, his extensive knowledge of the industry and his active participation in energy related professional organizations are also valuable assets to the Board.  His knowledge and expertise in the energy business and management leadership regarding the issues affecting our business have been invaluable to the Board of Directors in overseeing the business affairs of our Company.  Further, the Committee believes that his extensive background and service with other public companies in the energy and mining sectors and his technical expertise provide the Board with superior leadership and decision-making skills.

•

Mr. Meara’s education, executive leadership roles and 27 year work experience in finance, tax and accounting in the oil and gas industry provide the knowledge and financial expertise needed to serve on the Board and the Company’s audit committee.

•

Mr. Westmoreland’s almost 40 year career in various financial and accounting capacities, including Vice President, Chief Accounting Officer, Controller and Corporate Secretary at a public oil and gas company along with his recent experience as President, Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company.  The Board also considered his role in reorganizing the Company and his day-to-day management of the Company.

Executive Officers of Daybreak Oil and Gas, Inc.

Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an executive officer.

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	60	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	55	2006	Chief Operating Officer

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

Legal Proceedings

On October 15, 2010, Canadian Sahara Energy Inc. (“Sahara”), a private Canadian oil and gas firm of which Mr. Lindsey is an executive officer and director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada) (“BIA”) in order to obtain a stay of proceedings for a disputed oil and gas asset located in north Africa.  A Proposal was filed within 30 days as required under the BIA.  The sole creditor under the Proposal did not accept the Proposal, but was otherwise satisfied by the lifting of the stay.  Although no funds were owing, Sahara was deemed to be in bankruptcy, as a technical matter under the BIA.  A second Proposal will result in Sahara emerging from bankruptcy with a certification of full performance when accepted and approved by the Courts.  Sahara has advised that it anticipates that the second Proposal will be accepted.

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

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports for our officers and directors were timely filed during the fiscal year ended February 29, 2016.

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

The full text of our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and are also available upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Rd., Suite A 211, Spokane Valley, Washington 99212.

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

During the fiscal year ended February 29, 2016, the Audit Committee met four times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 29, 2016, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 29, 2016.  For the fiscal year ended February 29, 2016, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 29, 2016.

		Executive
Name	Age	Since	Office
James F. Westmoreland	60	2007	President and Chief Executive Officer
Bennett W. Anderson	55	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 29, 2016.

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

For the fiscal years ended February 29, 2016 and February 28, 2015, compensation to our Named Executive Officers consisted primarily of base salaries.  The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 89 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 29, 2016 and February 28, 2015.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 29, 2016	150,000(2)	-	-	-	150,000
President and Chief Executive Officer	February 28, 2015	150,000(3)	-	-	-	150,000
Bennett W. Anderson	February 29, 2016	89,400(4)	-	-	-	89,400
Chief Operating Officer	February 28, 2015	89,400(5)	-	-	-	89,400

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

(2)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Westmoreland deferred partial salary payments during the year ended February 29, 2016.  For the fiscal year ended February 29, 2016, Mr. Westmoreland was paid $131,250; and $18,750 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.

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

(4)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Anderson deferred partial salary payments during the year ended February 29, 2016.  For the year ended February 29, 2016, Mr. Anderson was paid $72,300; and $17,100 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.  From April 1, 2009 until March 1, 2016, Mr. Anderson’s base salary was $63,000.  Additionally, if Mr. Anderson worked more than 11 days per month, he earned an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month, for an aggregate annual total of $89,400.  Mr. Anderson’s base salary is currently $89,400.

(5)

As a result of the Company’s limited available cash, Mr. Anderson deferred partial salary payments during the year ended February 28, 2015.  For the year ended February 28, 2014, Mr. Anderson was paid $79,750; and $9,650 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.  From April 1, 2009 until March 1, 2016, Mr. Anderson’s base salary was $63,000.  Additionally, if Mr. Anderson worked more than 11 days per month, he earned an additional amount equal to $200 per day, with such additional amount being capped at $2,200 per month, for an aggregate annual total of $89,400.  Mr. Anderson’s base salary is currently $89,400

Narrative Disclosure to Summary Compensation Table

Base Salaries

The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and the current compensation structure, the Board approved continuation of the current compensation structure, which was established on April 6, 2009.

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal years ended February 29, 2016 and February 28, 2015, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers at the end of the fiscal year ended February 29, 2016.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 29, 2016.

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

In addition to cash fees, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 29, 2016 and February 28, 2015.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The 2009 Plan is described under the heading “Equity Compensation Plan Information” beginning on page 90 of this Form 10-K.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 29, 2016(1).

Name	Fees Earned Or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	13,250	-	-	13,250
Timothy R. Lindsey	13,750	-	-	13,750
James F. Meara	14,000	-	-	14,000

(1)

Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 29, 2016.  Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning with the second quarter of the year ended February 28, 2011, postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow.  For the year ended February 29, 2016, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until cash flow would allow.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 29, 2016.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 29, 2016.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

(1)

Available to be issued pursuant our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 90.

Security Ownership of Certain Beneficial Owners and Management

Our largest principal beneficial shareholders, and five directors and officers of the Company, together own and control about 14% percent of our outstanding common stock.

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

As of May 26, 2016, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 89; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Maximilian Resources LLC 250 W. 55th Street, 14th Floor New York NY 10019	-	5,657,433	5,657,433	9.99
	Timothy R. Lindsey, Director	910,000	-	910,000	1.8

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	500,000(6)	1,100,000	2.1

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (5) directors and executive officers as a group	2,230,000	500,000(6)	2,730,000	5.3
Series A Convertible Preferred Stock(7)	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.2

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	8.0

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 26, 2016).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 26, 2016).

(4)

Based upon 51,487,373 shares of common stock outstanding as of May 26, 2016 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 days of May 26, 2016.

(5)

Maximilian Resources LLC is the holder of the warrants, and the percentage of beneficial ownership for Maximilian Resources LLC, which includes the 5,657,433 shares underlying warrants held by it that are exercisable within 60 days of May 26, 2016.  Consists entirely of shares underlying warrants held by Maximilian Resources LLC that are exercisable within 60 days of May 26, 2016.  According to the Schedule 13D/A filed on August 26, 2014, Maximilian Resources LLC shares beneficial ownership, voting power and investment power with its affiliates, Maximilian Investors LLC, a Delaware limited liability company, Platinum Partners Credit Opportunities Master Fund LP, a Delaware limited partnership, Platinum Credit Holdings LLC, a Delaware limited liability company, Platinum Credit Management LP, a Delaware limited partnership (“Platinum Management”) and the investment manager of Maximilian, Mark Nordlicht, the Chief Investment Officer and principal owner of Platinum Management, and Uri Landesman, the President and Managing Member of Platinum Management.  All beneficial owners share the business address shown for Maximilian Resources LLC.

(6)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.14.

(7)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 26, 2016, 724,565 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

During the fiscal years ended February 29, 2016, and February 28, 2015, the Company had no related party transactions.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

The following table provides a summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 29, 2016 and February 28, 2015:

Services Rendered	Fees Billed FY 2016	Fees Billed FY 2015
Audit fees	$70,000	$76,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$70,000	$76,000

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

10.12

Amended and Restated Loan and Security Agreement dated as of August 28, 2013, by and between Daybreak Oil and Gas, Inc., as borrower, and Maximilian Investors LLC, as lender. (14)

10.13

Loan and Security Agreement dated as of August 28, 2013, by and between App Energy, LLC, as borrower, and Daybreak Oil and Gas, Inc., as lender. (14)

10.14

Partial Assignment of Interest in Oil and Gas Leases dated as of August 28, 2013, made by App Energy, LLC to Daybreak Oil and Gas, Inc. (14)

10.15

Assignment of Net Profits Interest dated as of August 28, 2013, made by Daybreak Oil and Gas, Inc. to Maximilian Investors LLC. (14)

10.16

Share Exchange Agreement dated as of May 19, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC. (16)

10.17

First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company. (17)

10.18

First Amendment to Loan and Security Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company. (17)

10.19

Second Amendment to Amended and Restated Loan and Security Agreement and Warrant Amendment, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company. (18)

10.20

Second Amendment to Loan and Security Agreement, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company. (18)

10.21

Third Amendment to Amended and Restated Loan and Security Agreement and Second Warrant Amendment, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company. (19)

10.22

Third Amendment to Loan and Security Agreement, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company. (19)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC. (20)

23.2

Consent of MaloneBailey, LLP (20)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28m 2014. (20)

101.INS

XBRL Instance Document (21)

101.SCH

XBRL Taxonomy Schema (21)

101.CAL

XBRL Taxonomy Calculation Linkbase (21)

101.DEF

XBRL Taxonomy Definition Linkbase (21)

101.LAB

XBRL Taxonomy Label Linkbase (21)

101.PRE

XBRL Taxonomy Presentation Linkbase (21)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(9)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 8-K on November 5, 2012 and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 8-K on September 3, 2013 and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 10-K filed on May 28, 2010 and incorporated by reference herein
(16)	Previously filed as exhibit to Form 10-K filed on May 29, 2014 and incorporated by reference herein
(17)	Previously filed as exhibit to Form 10-Q filed on October 10, 2014 and incorporated by reference herein.
(18)	Previously filed as exhibit to Form 10-K dated May 21, 2015 and filed on May 22, 2015 and incorporated by reference herein
(19)	Previously filed as exhibit to Form 10-Q filed on January 13, 016 and incorporated by reference herein.
(20)	Filed herewith.
(21)	Furnished herewith.

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

Oil.  Crude oil or condensate.

Oil Gravity.  The density of liquid hydrocarbons generally measured in degrees API.  The lighter the oil, the higher the API gravity.  Heavy oil has an API gravity of 20° API or less.  For example, motor lubricating oil is around 26° API; while gasoline is approximately 55° API.

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
Date: May 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: May 27, 2016		Date: May 27, 2016

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: May 27, 2016		Date: May 27, 2016