Form 10-Q
period 2016-05-31
DAYBREAK OIL & GAS, INC.
filed 2016-07-14
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

At July 12, 2016 the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31,	As of February 29,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,320	$6,995
Accounts receivable:
Oil and natural gas sales	119,509	69,192
Joint interest participants	62,002	106,694
Other receivables, net	77,267	71,237
Production revenue receivable	5,000	45,000
Prepaid expenses and other current assets	104,478	114,461
Note receivable – current	-	420,901
Total current assets	381,576	834,480
OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	3,096,104	3,180,002
Unproved properties	595,480	585,826
PREPAID DRILLING COSTS	16,452	18,802
NOTE RECEIVABLE - NON-CURRENT	4,927,697	4,234,612
OTHER ASSETS	106,301	106,282
Total assets	$9,123,610	$8,960,004

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,855,901	$1,777,236
Accounts payable – related parties	1,045,701	990,483
Accrued interest	216,295	175,283
Notes payable – related party	250,100	250,100
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Debt - current portion, net	14,729,565	13,668,105
Line of Credit	837,720	843,807
Total current liabilities	19,500,282	18,270,014
LONG TERM LIABILITIES:
Asset retirement obligation	81,831	79,979
Total liabilities	19,582,113	18,349,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 shares issued and outstanding	725	725
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,487,373 shares issued and outstanding	51,487	51,487
Additional paid-in capital	22,968,714	22,968,714
Accumulated deficit	(33,479,429)	(32,410,915)
Total stockholders’ deficit	(10,458,503)	(9,389,989)
Total liabilities and stockholders’ deficit	$9,123,610	$8,960,004

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	Three Months Ended May 31,	Three Months Ended May 31,
	2016	2015
REVENUE:
Oil and natural gas sales	$213,476	$441,284

OPERATING EXPENSES:
Production	64,059	75,605
Exploration and drilling	6,943	11,667
Depreciation, depletion and amortization	89,276	138,840
General and administrative	286,770	285,648
Total operating expenses	447,048	511,760
OPERATING LOSS	(233,572)	(70,476)

OTHER INCOME (EXPENSE):
Interest income	280,755	222,753
Interest expense	(1,115,697)	(668,867)
Total other income (expense)	(834,942)	(446,114)

NET LOSS	(1,068,514)	(516,590)

Cumulative convertible preferred stock dividend requirement	(32,872)	(33,024)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,101,386)	$(549,614)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,487,373	51,477,173

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,068,514)	$(516,590)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation, depletion and ARO expense	89,276	138,840
Amortization of debt discount	29,235	34,441
Amortization of deferred financing costs	107,524	106,282
Debt modification fees	374,357	-
Non-cash interest income	(19)	(21)
Changes in assets and liabilities:
Accounts receivable - oil and natural gas sales	(50,317)	10,199
Accounts receivable - joint interest participants	44,692	(8,589)
Accounts receivable – other	(238,213)	52,436
Prepaid expenses and other current assets	9,983	(3,792)
Accounts payable and other accrued liabilities	65,484	(48,032)
Accounts payable - related parties	55,218	14,738
Accrued interest	591,356	27,927
Net cash provided by (used in) operating activities	10,062	(192,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	-	(8,620)
Prepaid drilling costs	2,350	-
Collections of note receivable	-	450,000
Net cash provided by investing activities	2,350	441,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(466,145)
Payments to line of credit	(6,087)	(7,373)
Net cash (used in) financing activities	(6,087)	(473,518)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,325	(224,299)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,995	496,772
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,320	$272,473

CASH PAID FOR:
Interest	$13,225	$500,217
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and natural gas properties	$13,181	$1,246
Increase in note receivable for interest added to principal	$272,184	$-
Interest converted to principal on debt	$550,344	$-
Conversion of preferred stock to common stock	$-	$30

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and natural gas exploration industry and as of May 31, 2016 has an accumulated deficit of $33,479,429 and a working capital deficit of $19,118,706 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, the Company has a working interest in a shallow oil play in an existing natural gas field in Lawrence County, Kentucky, through its acquisition of a 25% working interest in approximately 7,220 acres in two large contiguous blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  Daybreak currently has a net revenue interest in 14 producing horizontal oil wells in the Twin Bottoms Field.  The Company’s average working interest in these 14 horizontal oil wells is 22.6% and the average net revenue interest is 19.7% in these same wells.

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

Daybreak’s financial statements as of May 31, 2016 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Issued and Adopted

In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability.  The standards are effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and require retrospective presentation.  Early adoption is permitted.  These standards have been adopted for the periods presented.  Accordingly, $0.5 million and $0.6 million of debt issuance costs as of May 31, 2016 and February 29, 2016, respectively, are now reflected as a direct reduction of debt in our Balance Sheets.

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

At the Company’s Twin Bottoms Field project located in Lawrence County, Kentucky, there is only one buyer available for the purchase of its crude oil production and only two buyers available for the purchase of its natural gas production.  At the Company’s East Slopes project in California there is only one buyer available for the purchase of all crude oil production.  The Company has no natural gas production in California.  At May 31, 2016 and February 29, 2016 these four individual customers represented 100.0% of crude oil and natural gas sales receivable.  If these buyers are unable to resell their products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from Kentucky and California crude oil and natural gas sales at May 31, 2016 and February 29, 2016 are set forth in the table below.

		At May 31, 2016		At February 29, 2016
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
Kentucky – Twin Bottoms Field (Oil)	Appalachian Oil	$38,864	32.6%	$23,257	33.6%
Kentucky – Twin Bottoms Field (Natural Gas)	Two Purchasers	2,679	2.2%	6,767	9.8%
California – East Slopes Project (Oil)	Plains Marketing	77,966	65.2%	39,168	56.6%
		$119,509	100.0%	$69,192	100.0%

Crude oil sales receivables balances of $116,830 and $62,425 at May 31, 2016 and February 29, 2016 represent crude oil sales that occurred in May and February 2016, respectively.  The natural gas sales balances of $2,679 and $6,767 at May 31, 2016 and February 29, 2016 represent natural gas sales that occurred during the months of April/May 2016 and January/February 2016, respectively.

Joint interest participant receivables balances of $62,002 and $106,694 at May 31, 2016 and February 29, 2016, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2016 and February 29, 2016 as the joint interest owners have a history of paying their obligations.

Other receivables balances primarily include amounts of monthly interest receivable on the loan to App Energy, LLC, a Kentucky limited liability company (“App Energy”).  For additional information on the App Energy loan refer to the discussion in Note 7 – Note Receivable.

NOTE 5 — PRODUCTION REVENUE RECEIVABLE:

The production revenue receivable balance of $5,000 represents amounts due the Company from a portion of the sale price of a 25% working interest in East Slopes Project in Kern County, California that was acquired through the default of certain original working interest partners in the project.  Production revenue receivable balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
Production revenue receivable – current	$5,000	$45,000

NOTE 6 — OIL AND NATURAL GAS PROPERTIES:

Oil and gas property balances at May 31, 2016 and February 29, 2016 are set forth in the table below.

	May 31, 2016	February 29, 2016
Proved leasehold costs	$659,786	$654,445
Unproved leasehold costs	595,480	585,826
Costs of wells and development	4,537,540	604,684
Capitalized exploratory well costs	1,505,034	5,461,677
Capitalized asset retirement costs	50,873	28,901
Total cost of oil and natural gas properties	7,348,713	7,335,533
Accumulated depletion, depreciation, amortization and impairment	(3,657,129)	(3,569,705)
Net oil and natural gas properties	$3,691,584	$3,765,828

NOTE 7 — NOTE RECEIVABLE:

At May 31, 2016, the Company had advanced approximately $8.3 million to App Energy through its credit facility.  Note receivable balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
Note receivable – current	$-	$420,901
Note receivable – non-current	4,927,697	4,234,612
	$4,927,697	$4,655,513

Due to a decline in crude oil and natural gas revenues, App Energy has been unable to make the interest or principal payments required under the terms of the credit facility with the Company.  Unpaid monthly interest and fees have been added to the principal balance of the loan.  A series of waivers have been granted by the Company to App Energy for the principal and interest payments that have not made since November 2015.  During the three months ended May 31, 2016, in aggregate $272,184 in interest and fees was added to the App Energy outstanding loan balance.

Due to the waivers granted by the Company to App Energy, App Energy is currently not considered to be in default under terms of the credit facility.  The Company is continuing to work with App Energy in modifying the credit facility terms during this period of lower hydrocarbon prices.  An allowance for this receivable has not been created since the collateral of the App Energy oil and natural gas interest and its fair value exceed the note receivable balance.

NOTE 8 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $244,849 remains unpaid and is included in the May 31, 2016 accounts payable balance.

NOTE 9 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2016 and February 29, 2016 accounts payable – related parties balances of $1,045,701 and $990,483, respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 10 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current Debt (Short-Term Borrowings)

Note Payable – Related Party

As of May 31, 2016 and February 29, 2016, the Company’s Chairman, President and Chief Executive Officer had loaned the Company $250,100 in aggregate that has been used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our Chairman, President and Chief Executive Officer.  At May 31, 2016 and February 29, 2016, the Line of Credit had an outstanding balance of $837,720 and $843,807, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $8,913 for the three months ended May 31, 2016.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a March 2010 private placement (of which $250,000 was from a related party) accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years.  The note principal of $565,000 is payable in full at the amended maturity date of the Notes, which is January 29, 2017.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2016.

12% Note balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $29,235 for the three months ended May 31, 2016.  Unamortized debt discount amounted to $42,716 at May 31, 2016.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and natural gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 7 – Note Receivable).

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

With the cooperation of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  Due to a decline in crude oil and natural gas revenues, the Company has been unable to make the interest or principal payments required under the terms of the credit facility with Maximilian.  The unpaid monthly interest payments and fees have been added to the principal balance including the previously mentioned 20% fee.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not made since December 2015.  During the three months ended May 31, 2016 $924,701 in interest and fees were added to the outstanding loan balance with Maximilian.

Due to the waivers granted by Maximilian for the first quarter ended May 31, 2016, and for the months June and July 2016, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurance this cooperation will continue.  Furthermore, there can be no assurances that Maximilian will not declare the Company to be in default under the terms of the credit facility.  In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found ASC 835-35 the net amount of the deferred finance costs are included with the debt discount as a reduction of the loan balance shown on the Balance Sheets as of May 31, 2016 and February 29, 2016, respectively.

Current debt balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
Principal amount	$15,305,832	$14,381,131
Less unamortized discount and debt issuance costs	(576,267)	(713,026)
Net debt less unamortized discount and debt issuance costs	$14,729,565	$13,668,105

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At May 31, 2016 and February 29, 2016, there were 724,565 shares issued and outstanding, that had not been converted into our common stock.  As of May 31, 2016, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Three Months Ended May 31, 2016	-	-	-
Totals	675,200	2,025,600	43

Holders of Series A Preferred shall accrue dividends, in the amount of 6% of the original purchase price per annum.  Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  As of May 31, 2016 no dividends have been declared or paid.  Dividends earned since issuance for each fiscal year and the three months ended May 31, 2016 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year Ended February 28, 2007	100	$155,311
Year Ended February 29, 2008	90	242,126
Year Ended February 28, 2009	78	209,973
Year Ended February 28, 2010	74	189,973
Year Ended February 28, 2011	70	173,707
Year Ended February 29, 2012	70	163,624
Year Ended February 28, 2013	68	161,906
Year Ended February 28, 2014	59	151,323
Year Ended February 28, 2015	58	132,634
Year Ended February 29, 2016	57	130,925
Three Months Ended May 31, 2016	57	32,872
Total Accumulated Dividends		$1,744,374

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,487,373 shares were issued and outstanding as of May 31, 2016 and February 29, 2016.  There has been no increase of common stock shares issued and outstanding since February 29, 2016.

NOTE 12 — WARRANTS:

Warrants outstanding and exercisable as of May 31, 2016 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	1,190,000	$0.14	0.67	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	1.42	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	2.25	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	2.25	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	2.25	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	2.25	427,729
	10,485,301			8,156,401

During the three months ended May 31, 2016, there were no warrants issued or exercised, additionally there were no warrants that expired.  The remaining outstanding warrants as of May 31, 2016, have a weighted average exercise price of $0.06, a weighted average remaining life of 2.03 years, and an intrinsic value of $-0-.

NOTE 13 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2016	February 29, 2016
Computed at U.S. and state statutory rates (40%)	$(427,405)	$(1,616,023)
Permanent differences	(25,836)	143,946
Changes in valuation allowance	453,241	1,472,077
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2016	February 29, 2016
Deferred tax assets:
Net operating loss carryforwards	$10,578,534	$10,217,121
Oil and natural gas properties	(933,874)	(944,342)
Stock based compensation	88,723	88,723
Other	(69,585)	(150,945)
Less valuation allowance	(9,663,798)	(9,210,557)
Total	$-	$-

At May 31, 2016, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $26,501,238 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $453,241 and $1,472,077 for the three months ended May 31, 2016 and the year ended February 29, 2016, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company is not aware of any environmental claims existing as of May 31, 2016.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and natural gas properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2016 and in our Annual Report on Form 10-K for the year ended February 29, 2016.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Our reserve estimates are determined through a subjective process and are subject to periodic revision.

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 29, 2016 and in this Form 10-Q occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  We have not been able to generate sustained positive earnings on a Company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 and in Part III, Item 1A. Risk Factors of this 10-Q Report.  Throughout this Quarterly Report on Form 10-Q, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Below is brief summary of our oil and natural gas projects in Kentucky and California.  Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 29, 2016 for more information on both the Twin Bottoms Field in Lawrence County, Kentucky and our East Slopes Project in Kern County, California.

Lawrence County, Kentucky (Twin Bottoms Field)

The Twin Bottoms Field, comprising approximately 7,220 acres in two large contiguous blocks, is located in the Appalachian Basin of eastern Kentucky.  Log data from existing vertical natural gas wells in the field indicate the existence of proved oil reserves in the Berea Oil Sand, located at approximately 2,000 feet.  Since October 2013, we have participated in the drilling of 14 horizontal oil wells in this project.  The oil produced from our acreage in Kentucky is light crude oil measuring between 42° and 44° API (American Petroleum Institute) gravity.  During the three month ended May 31, 2016, we had production from 14 wells.  Our average working interest and net revenue interest (“NRI”) in these 14 wells is 22.6% and 19.7%, respectively.  We are not the Operator of the Twin Bottoms Field project, but we rely on the experience of the current Operator and their knowledge of this Field.  However, we have our own personnel onsite during critical operations such as drilling, fracturing and completing operations.

Kentucky Drilling Plans

Selected wells may be drilled from time to time to maintain production and leases, however; implementation of our full development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $1.0 million in new capital investments in the Twin Bottoms Field Project area in the 2016 - 2017 fiscal year if we are able to secure financing.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  The oil produced from our acreage in the Vedder Sand is considered heavy oil.  The oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale.  During the three months ended May 31, 2016 we had production from 20 vertical oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.  We have been the Operator at the East Slopes Project since March 2009.

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is in put in place.  No capital investments are currently planned within the East Slopes Project area in the 2016 – 2017 fiscal year.

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

Results of Operations – Three Months Ended May 31, 2016 compared to the Three Months Ended May 31, 2015

Hydrocarbon Prices

The price we receive for oil sales in both Kentucky and California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The price we receive for natural gas sales in Kentucky per Mcf is based on the Columbia Gas Transmission Corp. Appalachia Index (“TCO Appalachia”) whereby we will receive either 76% or 79% (depending on buyer) of the TCO Appalachia price per dekatherm (DTH) less $0.25 compression cost for each Mcf of gas delivered.  We do not have any natural gas revenues in California.

Since June 2014, there has been a significant decline in the WTI price of crude oil and consequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties as shown in the table below.

	May 2016	June 2014	Percentage Decline
Monthly average WTI crude oil price	$35.04	$105.79	66.9%
Monthly average realized crude oil sales price (Bbl)	$25.20	$101.45	75.2%

Crude Oil and Natural Gas Revenue, Production and Prices in Aggregate

Our revenues are derived entirely from the sale of our share of crude oil production in Kentucky and California and natural gas sales in Kentucky.  Crude oil and natural gas revenues for the three months ended May 31, 2016 in aggregate decreased $227,808 or 51.6%, to $213,476 in comparison to revenues of $441,284 for the three months ended May 31, 2015.  Oil and natural gas sales volume decreased 2,340 BOE (barrels of oil equivalent) or 23.5% to 7,617 (BOE) for the three months ended May 31, 2016, in comparison to 9,957 (BOE) for the three months ended May 31, 2015.  The decrease in volume was primarily due to the natural decline in oil producing reservoir pressure.  Our average realized sale price on a BOE basis for the three months ended May 31, 2016 was $28.03 in comparison to $44.32 for the three months ended May 31, 2015, representing a decline of $16.29 or 36.7% per barrel.  Approximately $162,210 or 71.2% of the decline in revenue can be directly attributed to the decline in hydrocarbon prices for the three months ended May 31, 2016.

Kentucky Oil Prices

For the three months ended May 31, 2016, our average realized oil sale price was $40.59 in comparison to the average WTI price of $35.04 representing a premium of $5.55 per barrel or 15.8% higher than the average WTI price.  In comparison, for the three months ended May 31, 2015, the average WTI price was $53.85 and our average realized sale price was $51.79 representing a discount of $2.06 per barrel or 3.8% lower than the average WTI price.

Kentucky Oil Revenue and Production

Oil revenue in Kentucky for the three months ended May 31, 2016 decreased $164,671 or 61.4% to $103,713 in comparison to revenue of $268,384 for the three months ended May 31, 2015.  The average sale price of a barrel of oil for the three months ended May 31, 2016 was $40.59 in comparison to $51.79 for the three months ended May 31, 2015.  The decrease of $11.20 or 21.6% in the average realized price of a barrel of oil accounted for $58,056 or 35.3% of the decline in oil revenue while a decrease of $106,615 or 64.7% can be attributed to a decline in production for the three months ended May 31, 2016.

Our net sales volume for the three months ended May 31, 2016 was 2,555 barrels of oil in comparison to 5,182 barrels sold for the three months ended May 31, 2015.  This decrease in oil sales volume of 2,627 barrels or 50.7% was due to the natural decline in reservoir pressure.

The gravity of our produced oil in Kentucky ranges between 42° API and 44° API.  Production for the three months ended May 31, 2016 was from 14 wells resulting in 1,175 well days of production in comparison to 1,128 well days of production from 13 wells for the three months ended May 31, 2015.  The increase of 47 well days or 4.2% of production was due to one additional well on production for 77 days during the three months ended May 31, 2016.

Kentucky Natural Gas Prices

For the three months ended May 31, 2016, our average realized natural gas sale price was $0.44 per Mcf (thousand cubic feet) in comparison to the average Henry Hub price of $1.86 per million BTU representing a discount of $1.42 per Mcf or 76.3% lower than the average Henry Hub price.  In comparison, for the three months ended May 31, 2015, the average realized sale price was $1.86 per Mcf in comparison to the average Henry Hub price of $2.76 per million BTU representing a discount of $0.90 or 32.6% lower than the average Henry Hub price.

Kentucky Natural Gas Revenue and Production

Natural gas revenue for the three months ended May 31, 2016 decreased $9,662 or 67.7% to $4,617 in comparison to revenue of $14,279 for the three months ended May 31, 2015.  The average sale price per Mcf for the three months ended May 31 2016 was $0.44 in comparison to $1.86 for the three months ended May 31, 2015.

Our net sales volume for the three months ended May 31, 2016 was 10,465 Mcf or 1,744 BOE in comparison to 7,674 Mcf or 1,279 BOE for the three months ended May 31, 2015.  The increase in natural gas volume was due to having one additional horizontal oil well on production during the three months ended May 31, 2016 and the resolution of infrastructure issues that had previously inhibited natural gas production from existing wells.

California Oil Prices

For the three months ended May 31, 2016, the average WTI price was $35.04 and our average realized oil sale price was $31.70, representing a discount of $3.34 per barrel or 9.5% lower than the average WTI price.  In comparison, for the three months ended May 31, 2015, the average WTI price was $53.85 and our average realized sale price was $45.37 representing a discount of $8.48 per barrel or 15.7% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to the API gravity of WTI quoted oil.

California Oil Revenue and Production

Oil revenue in California for the three months ended May 31, 2016 decreased $53,476 or 33.7% to $105,145 in comparison to revenue of $158,621 for the three months ended May 31, 2015.  The average sale price of a barrel of crude oil for the three months ended May 31, 2016 was $31.70 in comparison to $45.37 for the three months ended May 31, 2015.  The decrease of $13.67 or 30.1% in the average realized price of a barrel of oil accounted for $47,804 or 89.4% of the decline in oil revenue while a decrease of $5,671 or 10.6% can be attributed to a decline in production for the three months ended May 31, 2016.

Our net sales volume for the three months ended May 31, 2016 was 3,317 barrels of oil in comparison to 3,496 barrels sold for the three months ended May 31, 2015.  This decrease in oil sales volume of 179 barrels or 5.1% was primarily due to the natural decline in reservoir pressure during the three months ended May 31, 2016.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the three months ended May 31, 2016 was from 20 wells resulting in 1,829 well days of production in comparison to 1,825 well days of production for the three months ended May 31, 2015.

Oil and natural gas revenues for the three months ended May 31, 2016 and 2015 are set forth in the following table.

	Three Months Ended May 31, 2016		Three Months Ended May 31, 2015
Project	Revenue	Percentage	Revenue	Percentage
Kentucky - Twin Bottoms Field (Oil)	$103,713	48.6%	$268,384	60.8%
Kentucky – Twin Bottoms Field (Natural Gas)	4,617	2.2%	14,279	3.2%
California - East Slopes Project (Oil)	105,146	49.2%	158,621	36.0%
	$213,476	100.0%	$441,284	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2016 was $28.03 in comparison to $44.32 for the three months ended May 31, 2015, representing a decrease of $16.29 or 36.8% per barrel.

Of the $227,808 or 51.6% decline in revenue for three months ended May 31, 2016 in comparison to the three months ended May 31, 2015, approximately $162,210 or 71.2% can be directly attributed to the decline in the price of crude oil and natural gas.

Operating Expenses

Total operating expenses for the three months ended May 31, 2016 were $447,048, a decrease of $64,712 or 12.6% compared to $511,760 for the three months ended May 31, 2015.  Decreases were achieved in all categories of production expenses except general and administrative (“G&A”) expenses which increased just slightly or 0.4% for the three months ended May 31, 2016.  Operating expenses for the three months ended May 31, 2016 and May 31, 2015 are set forth in the table below:

	Three Months Ended May 31, 2016			Three Months Ended May 31, 2015
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$64,059	14.3%		$75,605	14.8%
Exploration and drilling expenses	6,943	1.6%		11,667	2.3%
Depreciation, depletion, amortization (“DD&A”)	89,276	20.0%		138,840	27.1%
General and administrative (“G&A”) expenses	286,770	64.1%		285,648	55.8%
Total operating expenses	$447,048	100.0%	$58.69	$511,760	100.0%	$51.40

Production expenses include expenses associated with the production of oil and natural gas.  These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production.  For the three months ended May 31, 2016, these expenses decreased by $11,546 or 15.3% to $64,059 in comparison to $75,605 for the three months ended May 31, 2015.  For the three months ended May 31, 2016 in aggregate, we had 34 wells on production in California and Kentucky in comparison to 33 wells in Kentucky and California for the three months ended May 31, 2015.  Production expenses represented 14.3% of total operating expenses.

Production expenses in Kentucky and California for the three months ended May 31, 2016 and May 31, 2015 are set forth in the table below:

	Three Months Ended May 31, 2016		Three Months Ended May 31, 2015
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$23,039	36.0%	$29,708	39.3%
California – East Slopes Project	41,020	64.0%	45,897	60.7%
Total production expenses	$64,059	100.0%	$75,605	100.0%

Production expenses on a BOE basis in Kentucky and California for the three months ended May 31, 2016 and May 31, 2015 are set forth in the table below:

	Three Months Ended
	May 31, 2016	May 31, 2015
Kentucky – Twin Bottoms Field (BOE)	$5.36	$4.60
California – East Slopes Project (BOE)	$12.37	$13.13
Aggregate production expenses (BOE)	$8.41	$7.59

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $4,724 or 40.5% to $6,943 in comparison to $11,667 for the three months ended May 31, 2015.  Exploration and drilling expenses represented 1.6% of total operating expenses.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2016, DD&A expenses decreased $49,564 or 35.7% to $89,276 in comparison to $138,840 for the three months ended May 31, 2015 primarily due to lower production volumes.  DD&A and impairment expenses represented 20.0% of total operating expenses.

DD&A and impairment expenses in Kentucky and California for the three months ended May 31, 2016 and May 31, 2015 are set forth in the table below:

	Three Months Ended May 31, 2016		Three Months Ended May 31, 2015
	Expenses	Percentage	Expenses	Percentage
Kentucky – Twin Bottoms Field	$62,051	69.5%	$98,153	70.7%
California – East Slopes Project	27,225	30.5%	40,687	29.3%
Total DD&A expenses	$89,276	100.0%	$138,840	100.0%

DD&A and impairment expenses on a BOE basis in Kentucky and California for the three months ended May 31, 2016 and May 31, 2015 are set forth in the table below:

	Three Months Ended
	May 31, 2016	May 31, 2015
Kentucky – Twin Bottoms Field (BOE)	$14.43	$15.19
California – East Slopes Project (BOE)	$8.21	$11.64
Aggregate DD&A expenses (BOE)	$11.72	$13.94

G&A expenses include the salaries of our six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and natural gas properties as well as for running a public company.  For the three months ended May 31, 2016, these expenses increased $1,122 or 0.4% to $286,770 in comparison to $285,648 for the three months ended May 31, 2015.  For the three months ended May 31, 2016, we received, as Operator, administrative overhead reimbursement of $28,000 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 64.1% of total operating expenses for the three months ended May 31, 2016.

Interest income for the three months ended May 31, 2016 increased $58,002 or 26.0% to $280,755 in comparison to $222,753 for the three months ended May 31, 2015 primarily due to loan modifications in the App Energy funding agreement.  Refer to the discussion later in the MD&A under the caption “Non-Current Borrowings (App loan Agreement)” for more information on the App Energy funding agreement.

Interest expense for the three months ended May 31, 2016 increased $446,830 or 66.8% to $1,115,697 in comparison to $668,867 for the three months ended May 31, 2015.  The increase in interest expense was primarily due to the loan modifications associated with our credit facility with Maximilian in which funds are used for drilling in California and Kentucky.  Refer to the discussion later in this MD&A for more information on the Maximilian loan.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Revenue are highly dependent on the volatility of hydrocarbon prices and production volumes.  Production expenses will fluctuate according to the number and percentage ownership of producing wells as well as the amount of revenues we receive based on the price of oil.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund our development drilling program in California.

Capital Resources and Liquidity

Our primary financial resource is our proven oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our development drilling program in Kentucky, our exploration and development program in Kern County, California and the availability of capital resource financing.  Since June 2014, there has been a significant decline in the WTI price of crude oil and consequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from both our Kentucky and California properties.

In the current fiscal year we plan to spend approximately $1.0 million in capital investments in Kentucky; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are not able to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at May 31, 2016 in comparison with February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016	Increase (Decrease)	Percentage Change
Cash	$13,320	$6,995	$6,325	90.4%
Current assets	$381,576	$834,480	$(452,904)	(54.3%)
Total assets	$9,123,610	$8,960,004	$163,606	1.8%
Current liabilities	$(19,500,282)	$(18,270,014)	$1,230,268	6.7%
Total liabilities	$(19,582,113)	$(18,349,993)	$1,232,120	6.7%
Working capital	$(19,118,706)	$(17,435,534)	$(1,683,172)	(9.7%)

Our working capital deficit increased approximately $1.7 million or 9.7% to $19,118,706 at May 31, 2016 in comparison to $17,435,534 at February 29, 2016.  The increase in our working capital deficit was due to our operating loss of $233,572; the reclassification of the short-term portion of the App Energy note receivable to long-term, and the increase in interest and fees on the Maximilian loan due to our inability to make principal and interest payments since December 2015.  Refer to the discussion below under Current Debt – Maximilian Loan for more information on the loan payment modifications.

While we have ongoing positive cash flow from our oil and natural gas operations in Kentucky and California, we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in our cash flow from our Twin Bottoms Field in Lawrence County, Kentucky will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

Major sources of funds in the past for us have included the debt or equity markets and the sale of assets.  While we have achieved positive cash flow from operations in Kentucky and California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and natural gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

The Company’s financial statements for the three months ended May 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the oil and gas exploration industry and as of three months ended May 31, 2016 have an accumulated deficit of $33,479,429 and a working capital deficit of $19,118,706 which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we will continue to seek additional financing for our planned exploration and development activities in both Kentucky and California.  The Company has engaged an investment banking firm to assist in securing refinancing of its debt under more favorable terms and implement its development plans in California and Kentucky.  We could obtain financing through one or more various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Changes in Financial Condition

During the three months ended May 31, 2016, we received oil and natural gas sales revenue from 14 wells in Kentucky and 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  During the three months ended May 31, 2016, we had an operating loss of $233,572.  A decline of $7.01 per barrel BOE in the realized price of hydrocarbons resulted in a revenue decline $162,210 or 71.2% in comparison to the three months ended May 31, 2015.

Our balance sheet at May 31, 2016 reflects total assets of approximately $9.1 million in comparison to approximately $9.0 million at February 29, 2016.  This increase of approximately $0.1 million is due to modifications of the App Energy loan from Daybreak.

At May 31, 2016, total liabilities were approximately $19.6 million in comparison to approximately $18.3 million at February 29, 2016.  The increase in liabilities was due to declining revenues and increases in payables and our credit facility balance with Maximilian.

There was no change in our common stock issued and outstanding at May 31, 2016 in comparison to the 51,487,373 common shares issued and outstanding at February 29, 2016.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$10,062	$(192,161)	202,223	105.2%
Net cash provided by investing activities	$2,350	$441,380	(439,030)	(99.5%)
Net cash (used in) financing activities	$(6,087)	$(473,518)	467,431	98.7%

Cash Flow Provided By (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the three months ended May 31, 2016, cash flow provided from operating activities was $10,062 in comparison to $192,161 used in operating activities for the three months ended May 31, 2015.  This increase of $202,223 in our cash flow provided from operating activities was primarily due to an increase in our accounts payable and accrued interest balances.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided by Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and our lending activities associated with the App Energy loan.  Cash flow provided by investing activities for the three months ended May 31, 2016 was $2,350, a decline of $439,030 from the $441,380 provided by our investing activities for the three months ended May 31, 2015.  Refer to the caption “Current Debt – App Loan Agreement for further discussion of the App Energy loan.

Cash Flow Used in Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow used in financing activities for the three months ended May 31, 2016 was $6,087 a decline of $467,431 in comparison to the $473,518 used in financing activities in the three months ended May 31, 2015.  The cash flow used in investing activities for the three months ended May 31, 2016 improved due to the lack of principal payments made on our loan from Maximilian.  Refer to the caption “Current Debt – Maximilian Loan for further discussion of the Maximilian loan.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2016.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At May 31, 2016 the Line of Credit had an outstanding balance of $837,720.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and totaled $8,913 for the three ended May 31, 2016.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

12% Note balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and the amended expiration date is January 29, 2017.

The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Three Months Ended May 31, 2016	-	-	-
Totals	150,000	150,000	2

Maximilian Loan

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $29,235 for the three months ended May 31, 2016.  Unamortized debt discount amounted to $42,716 at May 31, 2016.

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

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amended loan agreement provided for an increase in the revolving credit facility from $20 million to $90 million and a reduction in the annual interest rate from 18% to 12%.  The monthly commitment fee of 0.5% per month on the outstanding principal balance remained unchanged.  Advances under the amended loan agreement will mature on August 28, 2017.  The obligations under the amended loan agreement continue to be secured by a perfected first priority security interest in substantially all of the personal property of the Company, and a mortgage on the Company’s leases in Kern County, California.  The amended loan agreement also provided for the revolving credit facility to be divided into two borrowing sublimits.  The first borrowing sublimit is $50 million and is for borrowing by the Company, primarily for its ongoing oil and natural gas exploration and development activities.  The second borrowing sublimit, of $40 million, is for loans to be extended by the Company, as lender, to App Energy, as borrower pursuant to a Loan and Security Agreement entered into between the Company and App Energy on August 28, 2013 (See Note 7 – Note Receivable).

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

With the cooperation of Maximilian, the Company is currently working with an investment banking firm to assist in securing refinancing of its debt with Maximilian, since the long-term commitment needed to develop the Kentucky and California projects no longer fits the Maximilian business model.  Due to a decline in crude oil and natural gas revenues, the Company has been unable to make the interest or principal payments required under the terms of the credit facility with Maximilian.  The unpaid monthly interest payments and fees have been added to the principal balance including the previously mentioned 20% fee.  A series of waivers have been granted by Maximilian for the principal and interest payments that have not made since December 2015.  During the three months ended May 31, 2016 $924,701 in interest and fees were added to the outstanding loan balance with Maximilian.

Due to the waivers granted by Maximilian for the first quarter ended May 31, 2016, and for the months June and July 2016, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurance this cooperation will continue.  Furthermore, there can be no assurances that Maximilian will not declare the Company to be in default under the terms of the credit facility.  In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found ASC 835-35 the net amount of the deferred finance costs are included with the debt discount as a reduction of the loan balance shown on the Balance Sheets as of May 31, 2016 and February 29, 2016, respectively.

Current debt balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
Principal amount	$15,305,832	$14,381,131
Less unamortized discount and debt issuance costs	(576,267)	(713,026)
Net debt less unamortized discount and debt issuance costs	$14,729,565	$13,668,105

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

Due to a decline in crude oil and natural gas revenues, App Energy has been unable to make the interest or principal payments required under the terms of the credit facility with the Company.  Unpaid monthly interest and fees have been added to the principal balance of the loan.  A series of waivers have been granted by the Company to App Energy for the principal and interest payments that have not made since November 2015.  During the three months ended May 31, 2016, $272,184 in interest and fees was added to the App Energy outstanding loan balance.

Due to the waivers granted by the Company to App Energy, App Energy is currently not considered to be in default under terms of the credit facility.  The Company is continuing to work with App Energy in modifying the credit facility terms during this period of lower hydrocarbon prices.

Note receivable balances at May 31, 2016 and February 29, 2016 are set forth in the table below:

	May 31, 2016	February 29, 2016
Note receivable – current	$-	$420,901
Note receivable – non-current	4,927,697	4,234,612
	$4,927,697	$4,655,513

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

At May 31, 2016, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,986,220 of the shares had fully vested.  A total of 1,013,780 Common Stock shares remained available at May 31, 2016 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the three months ended May 31, 2016, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

Additionally, we have a working interest in a shallow oil play in an existing gas field in Lawrence County, Kentucky, through our acquisition of a 25% working interest in approximately 7,300 acres in two large contiguous acreage blocks in the Twin Bottoms Field in Lawrence County, Kentucky.  We currently have a net revenue interest in 14 producing horizontal oil wells with associated natural gas production.  Our average working interest in these wells is 22.6% and the average net revenue interest is 19.7%.

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

We believe that our liquidity will improve when there is a sustained improvement in hydrocarbon prices.  Our sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company does have positive cash flow from its oil and natural gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

Our financial statements as of May 31, 2016 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Off-Balance Sheet Arrangements

As of May 31, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2016, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 29, 2016, which could materially affect our business, financial condition or future results.  The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

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

Date: July 13, 2016