Form 10-Q
period 2016-11-30
DAYBREAK OIL & GAS, INC.
filed 2017-01-13
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

At January 12, 2017 the registrant had 51,487,373 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30, 2016	As of February 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,494	$6,995
Accounts receivable:
Oil and natural gas sales	53,130	39,168
Joint interest participants	78,564	106,694
Other receivables, net	4,211	3,368
Production revenue receivable – current	-	45,000
Prepaid expenses and other current assets	22,430	107,760
ASSETS HELD FOR SALE	-	525,495
Total current assets	178,829	834,480
OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	869,893	943,641
PREPAID DRILLING COSTS	16,452	18,802
ASSETS HELD FOR SALE	-	7,056,799
OTHER ASSETS	100,048	106,282
Total assets	$1,165,222	$8,960,004

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,006,045	$1,640,617
Accounts payable – related parties	1,171,476	990,483
Accrued interest	91,598	175,283
Notes payable – related party	250,100	250,100
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Debt, net	8,379,395	13,668,105
LIABILITIES HELD FOR SALE	-	136,619
Line of credit	824,141	843,807
Total current liabilities	13,287,755	18,270,014
LONG TERM LIABILITIES:
LIABILITIES HELD FOR SALE	-	6,766
Asset retirement obligation	78,376	73,213
Total liabilities	13,366,131	18,349,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 724,565 issued and outstanding	725	725
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,487,373 shares issued and outstanding	51,487	51,487
Additional paid-in capital	22,968,714	22,968,714
Accumulated deficit	(35,221,835)	(32,410,915)
Total stockholders’ deficit	(12,200,909)	(9,389,989)
Total liabilities and stockholders’ deficit	$1,165,222	$8,960,004

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2016	2015	2016	2015
REVENUE:
Oil and natural gas sales	$102,751	$130,483	$332,041	$451,359

OPERATING EXPENSES:
Production	42,277	34,264	122,337	121,315
Exploration and drilling	1,759	3,695	2,342	9,384
Depreciation, depletion, and amortization	23,017	76,871	78,911	159,875
General and administrative	313,166	248,357	827,909	782,860
Total operating expenses	380,219	363,187	1,031,499	1,073,434
OPERATING LOSS	(277,468)	(232,704)	(699,458)	(622,075)

OTHER INCOME (EXPENSE):
Interest income	20	25	65	75
Interest expense	(732,243)	(733,645)	(2,500,124)	(1,683,341)
Loss on note receivable settlement	(1,500,676)	-	(1,500,676)	-
Total other income (expense)	(2,232,899)	(733,620)	(4,000,735)	(1,683,266)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,510,367)	(966,324)	(4,700,193)	(2,305,341)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(158,410)	136,761	(76,518)	423,125
Loss from sale of oil and natural gas properties	(1,960,677)	-	(1,960,677)	-
Gain on debt settlement	3,926,468	-	3,926,468	-

NET LOSS	(702,986)	(829,563)	(2,810,920)	(1,882,216)

Cumulative convertible preferred stock dividend requirement	(32,515)	(32,514)	(98,258)	(98,410)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(735,501)	$(862,077)	$(2,909,178)	$(1,980,626)

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.05)	$(0.02)	$(0.09)	$(0.05)
Income (loss) from discontinued operations	0.04	0.00	0.04	0.01

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	51,487,373	51,487,373	51,487,373	51,484,073

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2016	November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,810,920)	$(1,882,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of oil and natural gas properties	1,960,677	-
Depreciation, depletion, accretion and impairment expense	203,080	399,698
Amortization of debt discount	71,951	100,896
Amortization of deferred financing costs	300,026	319,808
Loss on note receivable settlement	1,500,676	-
Gain on debt settlement	(3,926,468)	-
Debt modification fees	1,057,043	-
Interest income	6,234	(64)
Changes in assets and liabilities:
Accounts receivable - oil and natural gas sales	8,943	83,177
Accounts receivable - joint interest participants	28,130	(11,552)
Accounts receivable – other	(711,709)	(258,343)
Prepaid expenses and other current assets	82,445	(52,956)
Accounts payable and other accrued liabilities	390,397	111,258
Accounts payable - related parties	180,993	57,825
Accrued interest	1,703,625	693,921
Net cash provided by (used in) operating activities	45,123	(438,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(14,308)	(107,263)
Prepaid drilling costs	2,350	-
Collections of note receivable	-	777,500
Net cash provided by investing activities	(11,958)	670,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	25,000
Payments on debt	-	(618,431)
Payment of deferred financing fees	-	(9,656)
Payments on line of credit	(19,666)	(16,729)
Net cash used in financing activities	(19,666)	(619,816)

NET DECREASE IN CASH AND CASH EQUIVALENTS	13,499	(388,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,995	496,772
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,494	$108,646

CASH PAID FOR:
Interest	$97,976	$1,862,544
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to oil and natural gas properties	$-	$87,396
Increase in note receivable for interest added to principal	$745,163	$408,336
Interest converted to principal on long term debt	$1,567,795	$664,428
Satisfaction of note receivable through debt reduction	$3,900,000	$-
Proceeds from sale of O&G properties paid directly to reduce credit facility balance	$600,000	$-
Reclass of deferred financing costs	$341,049	$-
ARO asset and liability increase	$-	$140
Conversion of preferred stock to common stock	$-	$30

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2017.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the oil and natural gas exploration industry and as of November 30, 2016 has an accumulated deficit of $35,221,835 and a working capital deficit of $13,108,926 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On October 31, 2016, the Company completed the sale of its working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of its Balance Sheet, Daybreak recognized approximately $77,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with its lender Maximilian Resources LLC. for the nine months ended November 30, 2016.

The Company anticipates revenues will increase when it participates in the drilling of more wells in the East Slopes Project in California and other areas that are currently under review.  Given the current decline and instability in hydrocarbon prices, the timing of any drilling activity in California will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of the Company’s credit facility.  Even during this period of lower hydrocarbon prices, the Company continues to experience positive cash flow from its oil properties in California, however this cash flow hasn’t been sufficient to cover all of the Company’s general and administrative expenses as well as principal and interest payments on its credit facility.  The Company has not made any principal or interest payments on its credit facility since December 2015.  The Company did receive a six month moratorium until May 1, 2017 on any principle or interest payments due on its credit facility as a part of the sale of its oil and natural gas interests in Kentucky.

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

Daybreak’s financial statements as of November 30, 2016 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

NOTE 3 — CONCENTRATION OF CREDIT RISK:

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of all crude oil production.  The Company has no natural gas production in California.  At November 30, 2016 and February 29, 2016 this one customer represented 100.0% of crude oil and natural gas sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its oil and natural gas production.

The Company’s accounts receivable from California oil sales at November 30, 2016 and February 29, 2016 are set forth in the table below.

		November 30, 2016		February 29, 2016
Project	Customer	Revenue Receivable	Percentage	Revenue Receivable	Percentage
California – East Slopes Project (Oil)	Plains Marketing	$53,130	100.0%	$39,168	100.0%

Crude oil sales receivables balances of $53,130 and $39,168 at November 30, 2016 and February 29, 2016 represent crude oil sales that occurred in November and February 2016, respectively.

Joint interest participant receivables balances of $78,564 and $106,694 at November 30, 2016 and February 29, 2016, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2016 and February 29, 2016 as the joint interest owners have a history of paying their obligations.

NOTE 4 — OIL AND NATURAL GAS PROPERTIES:

Oil and natural gas property balances at November 30, 2016 and February 29, 2016 are set forth in the table below.

	November 30, 2016	February 29, 2016(1)
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,293,668	2,293,668
Capitalized exploratory well costs	1,341,494	1,341,494
Capitalized asset retirement costs	44,692	44,692
Total cost of oil and gas properties	3,794,973	3,794,973
Accumulated depletion, depreciation, amortization and impairment	(2,925,080)	(2,851,332)
Net Oil and Gas Properties	$869,893	$943,641

(1)The February 29, 2016 balances have been adjusted to reflect the sale of the Twin Bottoms Field in Kentucky on October 31, 2016.

NOTE 5 — DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR SALE:

Effective October 31, 2016, the Company finalized the sale of its interest in the Twin Bottoms Field in Kentucky.  The sale included Daybreak’s interest in 14 producing horizontal oil wells, its mineral rights, its lease acreage and infrastructure.  The sale of the Twin Bottoms Field resulted in a loss on the sale of oil and natural gas properties for the nine months ended November 30, 2016 of $1,960,677.  In accordance with the guidance provided in ASC 205-20, the Company concluded that this sale qualified for presentation as discontinued operations.  The Company has no ongoing or future plans to be involved in this segment of its oil and natural gas projects.  Prior period income statement balances applicable to the Twin Bottoms Field in Kentucky have been reclassified and are included under the Discontinued Operations caption while related assets and liabilities were reclassified to Assets Held for Sale and Liabilities Held for Sale, respectively on the balance sheet.

Operating income, interest income, operating expenses and interest expense related to Kentucky for the nine month and three month periods ended November 30, 2016 and November 30, 2015, respectively are set forth in the tables below.

	For the Nine Months Ended
	November 30, 2016	November 30, 2015
Oil and natural gas sales revenue	$279,340	$636,091
Interest income	760,698	763,625
Production, exploration and drilling expenses	(65,126)	(107,368)
Depreciation, Depletion and Amortization (“DD&A”) expenses	(124,169)	(239,823)
General & Administrative expense	(204,055)	-
Interest expense	(723,206)	(629,400)
Income (loss) from discontinued operations	$(76,518)	$423,125

	For the Three Months Ended
	November 30, 2016	November 30, 2015
Oil and natural gas sales revenue	$71,277	$145,849
Interest income	209,415	339,071
Production, exploration and drilling expenses	(15,524)	(34,436)
Depreciation, Depletion and Amortization (“DD&A”) expenses	(28,153)	(65,098)
General & Administrative expense	(204,055)	-
Interest expense	(191,370)	(248,625)
Income (loss) from discontinued operations	$(158,410)	$136,761

Discontinued operations have not been segregated in the Statement of Cash Flow for the nine months ended November 30, 2015.  Therefore, amounts for certain categories will not agree with respective data in the Statement of Operations.

The reconciliation of the carrying amounts of major classes of assets and liabilities held of sale from discontinued operations as of November 30, 2016 and February 29, 2016 are set forth in the table below.

Major Classes of Assets Presented as a part of Discontinued Operations	November 30, 2016	February 29, 2016(1)
Kentucky oil and natural gas properties, net	$-	$2,822,186
Note receivable – App Energy LLC (Kentucky funding)	-	4,655,513
Trade receivables – Kentucky related	-	104,595
Total Assets Held for Sale	$-	$7,582,294

Major Classes of Liabilities Presented as a part of Discontinued Operations	November 30, 2016	February 29, 2016(1)
Trade payables – Kentucky related	$-	$136,620
Asset retirement obligation (ARO) - Kentucky	-	6,765
Total Liabilities Held for Sale	$-	$143,385

(1)Amounts in the February 29, 2016 balance sheet are classified as current and long-term.

Operating and Investing Cash Flows for discontinued operations are presented in the table below:

	For the Nine Months Ended
	November 30, 2016	November 30, 2015
Cash Flows from Operating Activities related to Discontinued Operations	$2,532,724	$889,015
Cash Flows from Investing Activities related to Discontinued Operations	$(43,034)	$278,418

NOTE 6 — NOTE RECEIVABLE:

Due to a decline in crude oil and natural gas revenues primarily caused by lower hydrocarbon prices, App Energy was unable to make the interest or principal payments required under the terms of the credit facility with the Company.  Unpaid monthly interest and fees were consequently added to the principal balance of the loan.  During the nine months ended November 30, 2016, in aggregate $745,163 of interest and fees were added to the outstanding loan balance.

On October 31, 2016, the Company and App Energy sold their interests in the Twin Bottoms field in Kentucky.  The note receivable from App Energy, LLC (“App Energy”) for funds that the Company had advanced to App Energy for drilling in Kentucky was considered to be paid in full as a part of the sale of the Twin Bottoms Field.  The $3.9 million App Energy received for their working interest in Kentucky was used to pay down a portion of the associated note receivable.  The remaining balance of approximately $1.5 million was recorded as a loss on the settlement of debt.  The associated debt the Company owed to Maximilian Resources LLC (“Maximilian”) of approximately $5.4 million was eliminated through the sale of the Twin Bottoms Field.

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company at that time assumed certain original partners’ default liability of approximately $1.5 million representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million default, $244,849 remains unpaid and is included in the November 30, 2016 accounts payable balance.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2016 and February 29, 2016 accounts payable – related parties balances of $1.2 million and $990,000, respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM BORROWINGS:

Note Payable – Related Party

As of November 30, 2016 and February 29, 2016, the Company’s President and Chief Executive Officer had loaned the Company $250,100 in aggregate that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2016 and February 29, 2016, the Line of Credit had an outstanding balance of $824,141 and $843,807, respectively.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and was $25,344 for the nine months ended November 30, 2016.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

12% Note balances at November 30, 2016 and February 29, 2016 are set forth in the table below:

	November 30, 2016	February 29, 2016
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

Maximilian Loan (Credit Facility)

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a discount to debt and is being amortized over the original term of the loan.  Amortization expense was $71,951 for the nine months ended November 30, 2016.  The debt discount was fully amortized at November 30, 2016.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  As of November 30, 2016, there were 316,617 of these warrants remaining that were unexercised and outstanding.

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

On October 31, 2016, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Maximilian, which amended the Company’s loan agreement with Maximilian (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, in exchange for the proceeds it received from the Kentucky Sale, Maximilian and the Company have agreed to: (1) the deemed payment in full and/or forgiveness of approximately $8.3 million in outstanding indebtedness under the Daybreak Loan Agreement (which includes approximately $5.4 million in indebtedness that was loaned by the Company to App Energy pursuant to the Loan and Security Agreement between the parties dated as of August 28, 2013, as amended from time to time); (2) a commitment by Maximilian to forgive an additional amount of indebtedness under the Daybreak Loan Agreement, currently estimated to be $3.2 million, in the event of the future issuance of senior preferred stock by the Company to it; (3) the deemed payment in full and termination of the App Loan Agreement; (4) the termination and release of all liens, security interests and other interests held by Maximilian or its affiliates in any of the Company’s or App Energy’s Kentucky oil and natural gas assets, including the termination of the overriding royalty interests and net profits interests held by Maximilian and/or its affiliates; (5) amendments to the Daybreak Loan Agreement to suspend principal and interest payments for up to six months and extend the maturity date to February 28, 2020; (6) a commitment by Maximilian to advance up to $250,000 in financing to the Company over the next six months; (7) the pursuit of the Michigan Joint Venture using the $250,000 set aside from the Kentucky Sale.  The Company recognized a gain on debt settlement in aggregate of approximately $3.9 million through the sale of the Kentucky property and reduction in the outstanding credit facility balance.

Due to a decline in crude oil and natural gas revenues, the Company has been unable to make the interest or principal payments required under the terms of the credit facility with Maximilian.  The unpaid monthly interest payments and fees have been added to the principal balance including the previously mentioned 20% fee.  During the nine months ended November 30, 2016, interest of $1,567,795 and debt modification fees of $1,057,043 were added to the outstanding loan balance with Maximilian.

Due to the waivers granted by Maximilian for the nine months ended November 30, 2016, and the moratorium on required principal and interest payments until May 1, 2017 granted as a part of the sale of our Kentucky oil and natural gas assets, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurance this cooperation will continue.  Furthermore, there can be no assurances that Maximilian will not declare the Company to be in default under the terms of the credit facility.

In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found in ASC 835-35 the net amount of the deferred finance costs associated with the credit facility are included with the debt discount as a reduction of the loan balance shown on the Balance Sheets as of November 30, 2016 and February 29, 2016, respectively.  The Company recognized amortization expense of $300,026 in deferred financing costs and $71,951 in debt discount related to the Maximilian credit facility for the nine months ended November 30, 2016.

Current debt balances at November 30, 2016 and February 29, 2016 are set forth in the table below:

	November 30, 2016	February 29, 2016(1)
Principal Amount	$8,720,444	$14,381,131
Less unamortized discount and debt issuance costs	(341,049)	(713,026)
Net debt less unamortized discount and debt issuance costs	$8,379,395	$13,668,105

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At November 30, 2016, there were 724,565 shares issued and outstanding, that had not been converted into the Company’s common stock.  As of November 30, 2016, there are 43 accredited investors who have converted 675,200 Series A Preferred shares into 2,025,600 shares of Daybreak common stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year ended February 29, 2008	102,300	306,900	10
Year ended February 28, 2009	237,000	711,000	12
Year ended February 28, 2010	51,900	155,700	4
Year ended February 28, 2011	102,000	306,000	4
Year ended February 29, 2012	-	-	-
Year ended February 28, 2013	18,000	54,000	2
Year ended February 28, 2014	151,000	453,000	9
Year ended February 28, 2015	3,000	9,000	1
Year ended February 29, 2016	10,000	30,000	1
Nine months ended November 30, 2016	-	-	-
Totals	675,200	2,025,600	43

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum.  Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.  As of November 30, 2016, no dividends have been paid.  Dividends earned, but not paid since issuance for each fiscal year and the nine months ended November 30, 2016 are set forth in the table below:

Fiscal Period	Shareholders at Period End	Earned Dividends
Year ended February 28, 2007	100	$155,311
Year ended February 29, 2008	90	242,126
Year ended February 28, 2009	78	209,973
Year ended February 28, 2010	74	189,973
Year ended February 28, 2011	70	173,707
Year ended February 29, 2012	70	163,624
Year ended February 28, 2013	68	161,906
Year ended February 28, 2014	59	151,323
Year ended February 28, 2015	58	132,634
Year ended February 29, 2016	57	130,925
Nine months ended November 30, 2016	57	98,258
Total Accumulated Dividends		$1,809,760

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,487,373 shares were issued and outstanding as of November 30, 2016 and February 29, 2016.

NOTE 11 — WARRANTS:

Warrants outstanding and exercisable as of November 30, 2016 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated Notes	1,190,000	$0.14	0.17	980,000
Warrants issued in 2012 for debt financing	2,435,517	$0.044	0.92	316,617
Warrants issued for Kentucky oil project	3,498,601	$0.04	1.75	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	1.75	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	1.75	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	1.75	427,729
	10,485,301			8,156,401

During the nine months ended November 30, 2016 there were no warrants issued or exercised.  Additionally, there were no warrants that expired.  As of November 30, 2016, the remaining outstanding warrants have a weighted average exercise price of $0.06, a weighted average remaining life of 1.53 years, and an intrinsic value of -$0-.

NOTE 12 — INCOME TAXES:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2016	February 29, 2016
Computed at U.S. and state statutory rates (40%)	$(1,042,746)	$(1,616,023)
Permanent differences	69,471	143,946
Changes in valuation allowance	973,275	1,472,077
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2016	February 29, 2016
Deferred tax assets:
Net operating loss carryforwards	$10,131,689	$10,217,121
Oil and gas properties	24,267	(944,342)
Stock based compensation	88,723	88,723
Other	(60,847)	(150,945)
Less valuation allowance	(10,183,832)	(9,210,557)
Total	$-	$-

At November 30, 2016, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $25,329,223 which will begin to expire, if unused, beginning in 2024.  The valuation allowance increased $973,275 for the nine months ended November 30, 2016 and increased by $1,472,077 for the year ended February 29, 2016.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2016.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s oil and natural gas properties.

NOTE 14 — SUBSEQUENT EVENTS:

Michigan Acreage Acquisition

Daybreak has acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey is expected to be obtained by the end of March 2017 to further confirm our first well location and identify future drilling locations.  The wells will be vertical wells with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the first half of the calendar year of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2016 and in our Annual Report on Form 10-K for the year ended February 29, 2016.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Our operations are focused on identifying and evaluating prospective oil and natural gas properties and funding projects that we believe have the potential to produce oil or natural gas in commercial quantities.  We conduct all of our drilling, exploration and production activities in the United States, and all of our revenues are derived from sales to customers within the United States.  Currently, we are in the process of developing a multi-well oilfield project in Kern County, California.

On October 31, 2016, we completed the sale of our working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of our Balance Sheet, we recognized approximately $77,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with our lender Maximilian Resources LLC. for the nine months ended November 30, 2016.

Michigan Acreage Acquisition

Daybreak has acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey is expected to be obtained by the end of March 2017 to further confirm our first well location and identify future drilling locations.  The wells will be vertical wells with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the first half of the calendar year of 2017.

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

Below is summary of our oilfield project in California.

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

Results of Operations – Nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 – Continuing Operations

Hydrocarbon Prices

The price we receive for oil sales in California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  We do not have any natural gas revenues in California.

Since June 2014, there has been a significant decline in the WTI price of crude oil and subsequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our California property as shown in the table below.

	November 2016	June 2014	Percentage Decline
Monthly average WTI crude oil price	$45.71	$105.79	56.8%
Monthly average realized crude oil sales price (Bbl)	$35.53	$98.78	64.0%
Monthly crude oil revenue sales (Adjusted for June 2014 volume)	$51,692	$143,713	64.0%

A comparison of the average WTI price, average realized oil sales price and revenue adjusted for the nine months ended November 30, 2016 using the 2015 sales volume is shown in the table below:

	Nine Months Ended
	November 30, 2016	November 30, 2015	Percentage Decline
Average WTI crude oil price	$44.87	$49.94	10.2%
Average realized crude oil sales price (Bbl)	$34.66	$41.89	17.2%
Average crude oil revenue (Adjusted for 2015 volume)	$373,473	$451,359	17.3%

California Oil Prices

For the nine months ended November 30, 2016, the average WTI price was $44.87 and our average realized oil sale price was $34.66, representing a discount of $10.21 per barrel or 22.7% lower than the average WTI price.  In comparison, for the nine months ended November 30, 2015, the average WTI price was $49.94 and our average realized sale price was $41.89 representing a discount of $8.06 per barrel or 16.1% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to WTI oil API gravity.

California Crude Oil Revenue and Production

Our revenues are derived entirely from the sale of our share of crude oil production in California.  Crude oil revenue in California for the nine months ended November 30, 2016 decreased $119,318 or 26.4% to $332,041 in comparison to revenue of $451,359 for the nine months ended November 30, 2015.  The average sale price of a barrel of crude oil for the nine months ended November 30, 2016 was $34.66 in comparison to $41.89 for the nine months ended November 30, 2015.  The decrease of $7.22 or 17.2% in the average realized price of a barrel of oil accounted for $77,835 or 65.2% of the decline in oil revenue while a decrease of $41,483 or 34.8% can be attributed to a decline in production for the nine months ended November 30, 2016.

Our net sales volume for the nine months ended November 30, 2016 was 9,579 barrels of oil in comparison to 10,775 barrels sold for the nine months ended November 30, 2015.  This decrease in oil sales volume of 1,196 barrels or 11.1% was primarily due to the natural decline in reservoir pressure during the nine months ended November 30, 2016.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the nine months ended November 30, 2016 was from 20 wells resulting in 5,406 well days of production in comparison to 5,410 well days of production from 20 wells for the nine months ended November 30, 2015.  The gross average daily oil production in California was 125 BOPD (barrels of oil per day) and our average net interest of daily production was 36 BOPD during the nine months ended November 30, 2016.

Crude oil sales revenue from continuing operations for the nine months ended November 30, 2016 and 2015 are set forth in the following table.

	Nine Months Ended November 30, 2016		Nine Months Ended November 30, 2015
Project	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project (Crude oil)	$332,041	100.0%	$451,359	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2016 was $34.66 in comparison to $41.89 for the nine months ended November 30, 2015, representing a decrease of $7.22 or 17.2% per barrel.

Of the $119,318 or 26.4% decline in revenue for nine months ended November 30, 2016 in comparison to the nine months ended November 30, 2015, approximately $77,834 or 65.2% can be directly attributed to the decline in the price of crude oil and natural gas.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2016 were $1,031,499, a decrease of $41,935 or 3.9% compared to $1,073,434 for the nine months ended November 30, 2015.  Decreases were achieved in exploration and drilling expenses and DD&A expenses for the nine months ended November 30, 2016 in comparison to the nine months ended November 30, 2015.  Operating expenses from continuing operations for the nine months ended November 30, 2016 and November 30, 2015 are set forth in the table below:

	Nine Months Ended November 30, 2016			Nine Months Ended November 30, 2015
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$122,337	11.9%		$121,315	11.3%
Exploration and drilling expenses	2,342	0.2%		9,384	0.9%
Depreciation, Depletion, Amortization (“DD&A”)	78,911	7.6%		159,875	14.9%
General and Administrative (“G&A”) expenses	827,909	80.3%		782,860	72.9%
Total operating expenses	$1,031,499	100.0%	$107.69	$1,073,434	100.0%	$99.62

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the nine months ended November 30, 2016, these expenses increased by $1,022 or 0.8% to $122,337 in comparison to production expenses of $121,315 for the nine months ended November 30, 2015.  For the nine months ended November 30, 2016 and November 30, 2015 we had 20 wells on production in California.  Production expenses represented 11.9% of total operating expenses for the nine months ended November 30, 2016.

Production expenses on a BOE basis in California for the nine months ended November 30, 2016 and November 30, 2015 are set forth in the table below:

	Nine Months Ended
	November 30, 2016	November 30, 2015
California – East Slopes Project (BOE)	$12.77	$11.26

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance and dry hole expenses.  These expenses decreased $7,042 or 75.0% to $2,342 for the nine months ended November 30, 2016 in comparison to $9,384 the nine months ended November 30, 2015.  Exploration and drilling expenses represented 0.2% of total operating expenses for the nine months ended November 30, 2016.

DD&A expenses relate to equipment, proven reserves and property costs, along with impairment and is another component of operating expenses.  For the nine months ended November 30, 2016, DD&A expenses decreased $80,964 or 50.6% to $78,911 in comparison to $159,875 for the nine months ended November 30, 2015.  The decrease in DD&A is directly related to the lower hydrocarbon production volumes in California and a change in the methodology used for the calculation of DD&A.  DD&A expense represented 7.7% of total operating expenses for the nine months ended November 30, 2016.

DD&A expense on a BOE basis in California for the nine months ended November 30, 2016 and November 30, 2015 is set forth in the table below:

	Nine Months Ended
	November 30, 2016	November 30, 2015
California – East Slopes Project (BOE)	$8.24	$14.84

G&A expenses include the salaries of our six full-time employees, including management.  Fifty percent (50%) of certain employee’s salaries are currently being deferred until the Company’s cash flow improves, however the entire expense is recognized under G&A on the Statements of Operations.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and natural gas properties as well as for running a public company.  For the nine months ended November 30, 2016, G&A expenses increased $45,049 or 5.8% to $827,909 in comparison to $782,860 for the nine months ended November 30, 2015.  The increase was due to the reclassification of $79,871 in prepaid expense to G&A.  We received, as Operator in California, administrative overhead reimbursement of $39,965 during the nine months ended November 30, 2016 for the East Slopes Project in California which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 80.3% of total operating expenses.

Interest expense for the nine months ended November 30, 2016 increased $816,783 or 748.5% to $2,500,124 in comparison to $1,683,341 for the nine months ended November 30, 2015.  The increase in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian.  Refer to the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Current Debt (Short-Term Borrowings) in this MD&A.

On October 31, 2016, we completed the sale of our working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of our Balance Sheet, we recognized approximately $77,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with our lender Maximilian Resources LLC. for the nine months ended November 30, 2016.

Results of Operations – Three months ended November 30, 2016 compared to the three months ended November 30, 2015 – Continuing Operations

California Crude Oil Prices

For the three months ended November 30, 2016, the average WTI price was $46.89 and our average realized crude oil sale price was $37.20, representing a discount of $9.69 per barrel or 20.7% lower than the average WTI price.  In comparison, for the three months ended November 30, 2015, the average WTI price was $44.71 and our average realized sale price was $35.88 representing a discount of $8.83 per barrel or 19.8% lower than the average WTI price.  Historically, the sale price we receive for California heavy oil has been less than the quoted WTI price because of the lower API gravity of our California oil in comparison to WTI oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended November 30, 2016 decreased $27,732 or 21.3% to $102,751 in comparison to revenue of $130,483 for the three months ended November 30, 2015.  The average sale price of a barrel of crude oil for the three months ended November 30, 2016 was $37.20 in comparison to $35.88 for the three months ended November 30, 2015.  The increase of $1.33 or 3.7% in the average realized price of a barrel of crude oil was offset by the decline in production volume resulting in an overall decline of $27,732 in oil sales revenue for the three months ended November 30, 2016 in comparison to the three months ended November 30, 2015.

Our net sales volume for the three months ended November 30, 2016 was 2,762 barrels of crude oil in comparison to 3,637 barrels sold for the three months ended November 30, 2015.  This decrease in oil sales volume of 875 barrels or 24.1% was primarily due to the natural decline in reservoir pressure during the three months ended November 30, 2016.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the three months ended November 30, 2016 was from 20 wells resulting in 1,750 well days of production in comparison to 1,748 well days of production from 20 wells for the three months ended November 30, 2015.  The gross average daily oil production in California was 120 BOPD (barrels of oil per day) and our average net interest of daily production was 34 BOPD during the three months ended November 30, 2016.

Crude oil sales revenue for the three months ended November 30, 2016 and November 30, 2015 are set forth in the following table.

	Three Months Ended November 30, 2016		Three Months Ended November 30, 2015
Project	Revenue	Percentage	Revenue	Percentage
California - East Slopes Project (Crude oil)	$102,751	100.0%	$130,483	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2016 was $37.20 in comparison to $35.88 for the three months ended November 30, 2015, representing an increase of $1.33 or 3.7% per barrel.

The entire $27,732 or 21.3% decline in revenue for three months ended November 30, 2016 in comparison to the three months ended November 30, 2015, can be directly attributed to the decline in production volume due primarily to lower reservoir pressures.

Operating Expenses

Total operating expenses for the three months ended November 30, 2016 were $380,219, an increase of $17,032 or 4.7% compared to $363,187 for the three months ended November 30, 2015.  Increases in production and G&A expenses were partially offset by a decreases in DD&A expense for the three months ended November 30, 2016 in comparison to the three months ended November 30, 2015.  Operating expenses for the three months ended November 30, 2016 and November 30, 2015 are set forth in the table below:

	Three Months Ended November 30, 2016			Three Months Ended November 30, 2015
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$42,277	11.1%		$34,264	9.4%
Exploration and drilling expenses	1,759	0.5%		3,695	1.0%
Depreciation, Depletion, Amortization (“DD&A”)	23,017	6.0%		76,871	21.2%
General and Administrative (“G&A”) expenses	313,166	82.4%		248,357	68.4%
Total operating expenses	$380,219	100.0%	$137.66	$363,187	100.0%	$99.86

For the three months ended November 30, 2016, production expenses increased by $8,013 or 23.4% to $42,277 in comparison to $34,264 for the three months ended November 30, 2015.  The increase in production expenses for the three months ended November 30, 2016 is directly related to certain repairs that were required in the field and to increase in utility rates.  For the three months ended November 30, 2016 and November 30, 2015, we had 20 wells on production in California.  Production expenses represented 11.1% of total operating expenses for the three months ended November 30, 2016.

Production expenses on a BOE basis in California for the three months ended November 30, 2016 and November 30, 2015 are set forth in the table below:

	Three Months Ended
	November 30, 2016	November 30, 2015
California – East Slopes Project (BOE)	$15.31	$9.42

For the three months ended November 30, 2016, exploration and drilling expenses decreased $1,936 or 52.4% to $1,759 in comparison to $3,695 for the three months ended November 30, 2015.  Exploration and drilling expenses represented 0.5% of total operating expenses for the three months ended November 30, 2016.

For the three months ended November 30, 2016, DD&A expenses decreased $53,854 or 70.1% to $23,017 in comparison to $76,871 for the three months ended November 30, 2015.  The decrease in DD&A is directly related to the lower hydrocarbon production volumes in California and a change in the methodology used for the calculation of DD&A.  DD&A expenses represented 6.1% of total operating expenses for the three months ended November 30, 2016.

DD&A expense on a BOE basis in California for the three months ended November 30, 2016 and November 30, 2015 is set forth in the table below:

	Three Months Ended
	November 30, 2016	November 30, 2015
California – East Slopes Project (BOE)	$8.33	$21.14

For the three months ended November 30, 2016, G&A expenses increased $64,809 or 26.1% to $313,166 in comparison to $248,357 for the three months ended November 30, 2015.  The increase was due to the reclassification of $79,871 in prepaid expense to G&A.  Fifty percent (50%) of certain employee’s salaries are currently being deferred until the Company’s cash flow improves, however the entire expense is recognized under G&A on the Statements of Operations.  We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended November 30, 2016 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 82.4% of total operating expenses for the three months ended November 30, 2016.

Interest expense for the three months ended November 30, 2016 decreased $1,402 or 0.2% to $732,243 in comparison to $773,645 for the three months ended November 30, 2015.  The decrease in interest expense is directly related to the modified loan payment terms on our credit facility with Maximilian due to the sale of our Kentucky oil and natural gas properties.  The credit facility activity is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Current Debt (Short-Term Borrowings) in this MD&A.

On October 31, 2016, we completed the sale of our working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of our Balance Sheet, we recognized approximately $158,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with our lender Maximilian Resources LLC. for the three months ended November 30, 2016.

Discontinued Operations – Twin Bottoms Field, Lawrence County, Kentucky

Effective October 31, 2016, the Company finalized the sale of its interest in the Twin Bottoms Field in Kentucky.  The sale included Daybreak’s interest in 14 producing horizontal oil wells, its mineral rights, its lease acreage and infrastructure.  The sale of the Twin Bottoms Field resulted in a loss on the sale of oil and natural gas properties for the nine months ended November 30, 2016 of $1,960,677.  In accordance with the guidance provided in ASC 205-20, the Company concluded that this sale qualified for presentation as discontinued operations.  The Company has no ongoing or future plans to be involved in this segment of its oil and natural gas projects.  Prior period income statement balances applicable to the Twin Bottoms Field in Kentucky have been reclassified and are included under the Discontinued Operations caption while related assets and liabilities were reclassified to Assets Held for Sale and Liabilities Held for Sale, respectively on the balance sheet.

Operating income, interest income, operating expenses and interest expense related to Kentucky for the nine month and three month periods ended November 30, 2016 and November 30, 2015, respectively are set forth in the tables below.

	For the Nine Months Ended
	November 30, 2016	November 30, 2015
Oil and natural gas sales revenue	$279,340	$636,091
Interest income	760,698	763,625
Production, exploration and drilling expenses	(65,126)	(107,368)
Depreciation, Depletion and Amortization (“DD&A”) expenses	(124,169)	(239,823)
General & Administrative expense	(204,055)	-
Interest expense	(723,206)	(629,400)
Income (loss) from discontinued operations	$(76,518)	$423,125

	For the Three Months Ended
	November 30, 2016	November 30, 2015
Oil and natural gas sales revenue	$71,277	$145,849
Interest income	209,415	339,071
Production, exploration and drilling expenses	(15,524)	(34,436)
Depreciation, Depletion and Amortization (“DD&A”) expenses	(28,153)	(65,098)
General & Administrative expense	(204,055)	-
Interest expense	(191,370)	(248,625)
Income (loss) from discontinued operations	$(158,410)	$136,761

Discontinued operations have not been segregated in the Statement of Cash Flow for the nine months ended November 30, 2015.  Therefore, amounts for certain categories will not agree with respective data in the Statement of Operations.

The reconciliation of the carrying amounts of major classes of assets and liabilities held of sale from discontinued operations as of November 30, 2016 and February 29, 2016 are set forth in the table below.

Major Classes of Assets Presented as a part of Discontinued Operations	November 30, 2016	February 29, 2016(1)
Kentucky oil and natural gas properties, net	$-	$2,822,186
Note receivable – App Energy LLC (Kentucky funding)	-	4,655,513
Trade receivables – Kentucky related	-	104,595
Total Assets Held for Sale	$-	$7,582,294

Major Classes of Liabilities Presented as a part of Discontinued Operations	November 30, 2016	February 29, 2016(1)
Trade payables – Kentucky related	$-	$136,620
Asset retirement obligation (ARO) - Kentucky	-	6,765
Total Liabilities Held for Sale	$-	$143,385

(1)Amounts in the February 29, 2016 balance sheet are classified as current and long-term.

Operating and Investing Cash Flows for discontinued operations are presented in the table below:

	For the Nine Months Ended
	November 30, 2016	November 30, 2015
Cash Flows from Operating Activities related to Discontinued Operations	$2,532,724	$889,015
Cash Flows from Investing Activities related to Discontinued Operations	$(43,034)	$278,418

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis.  Revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales.  Since June of 2014, there has been a significant decline in the WTI price of crude oil and subsequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow in California.  Production expenses will fluctuate according to the number and percentage ownership of producing wells that we own.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund both our oilfield development program in California and future drilling programs in other geographic locations.

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from oil sales, the success of our exploration and development program in Kern County, California and future drilling opportunities as well as the availability of capital resource financing.  Since June 2014, there has been a significant decline in the WTI price of crude oil and consequently in the realized price we receive from oil sales.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our California properties.

In the current fiscal year we do not plan any further capital investment in California.  Any future actual expenditures may vary if our plans for exploration and development activities change during the year or if we are not able to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

On October 31, 2016, we completed the sale of our working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of our Balance Sheet, we recognized approximately $77,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with our lender Maximilian Resources LLC. for the nine months ended November 30, 2016.

Changes in our capital resources at November 30, 2016 in comparison to February 29, 2016 are set forth in the table below:

			Increase	Percentage
	November 30, 2016	February 29, 2016	(Decrease)	Change
Cash	$20,494	$6,995	$13,499	193.0%
Current Assets	$178,829	$834,480	$(655,651)	(78.6%)
Total Assets	$1,165,222	$8,960,004	$(7,794,782)	(87.0%)
Current Liabilities	$(13,287,755)	$(18,270,014)	$4,982,259	(27.3%)
Total Liabilities	$(13,366,131)	$(18,349,993)	$4,983,862	(27.2%)
Working Capital Deficit	$(13,108,926)	$(17,435,534)	$4,326,608	(24.8%)

Our working capital deficit decreased $4,326,608 or 24.8% to $13,108,926 at November 30, 2016 in comparison to $17,435,534 at February 29, 2016.  The decrease in our working capital deficit was primarily due to the restructuring of our Balance Sheet reflecting the change in Current Liabilities from the App Energy loan being removed from our debt after the sale of our oil and natural gas properties in Kentucky.  Refer to the discussion below under Current Debt (Short-Term Borrowings) – Maximilian Loan (Credit Facility) for more information on the loan payment modifications and the Kentucky sale.

While we have ongoing positive cash flow from our oil operations in California, we have not yet been able to generate sufficient cash flow to cover all of our G&A and interest expense requirements.  We anticipate an increase in cash flow from our California property will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

Major sources of funds in the past for us have included the debt or equity markets.  While we have achieved positive cash flow from operations in California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of oil and natural gas producing properties, and stabilized hydrocarbon prices, which may very likely require us to continue to raise equity or debt capital from outside sources or sales of all or part of our working interests in our properties.

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

The Company’s financial statements for the nine months ended November 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Since entering the oil and gas exploration industry, we have mostly incurred quarterly net losses.  As of November 30, 2016, we have an accumulated deficit of $35,221,835 and a working capital deficit of $13,108,926 which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we will continue to seek additional financing for our planned exploration and development activities throughout the United States.  We plan to obtain financing through various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of all or part of our working interests in our properties may be another source of cash flow available to us.

Changes in Financial Condition

During the nine months ended November 30, 2016, we received oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  During the nine months ended November 30, 2016, we had an operating loss of $699,458.  We completed the sale of its interest in the Twin Bottoms Field located in Lawrence County, Kentucky on October 31, 2016.  This sale allowed the Company to partially restructure its Balance Sheet by eliminating approximately $5.4 Million of debt associated with the Kentucky project and an additional approximate $2.4 million in debt forgiveness.  We experienced a decline in revenues from continuing operations of 26.4% or $119,318 to $332,041 for the nine months ended November 30, 2016 in comparison to revenues of $451,359 for the nine months ended November 30, 2015.  The decline in the realized sale price we received on a BOE basis was $7.22 to $34.66 in comparison to $41.89 for the nine months ended November 30, 2015.  Of the $119,318 decline in revenue $41,483 was related to the decline in realized price and $77,835 was related to the decline in sales volume.

Our balance sheet at November 30, 2016 reflects total assets of approximately $1.2 million in comparison to approximately $9.0 million at February 29, 2016.  This decrease of approximately $7.8 million is due to the sale of our Kentucky oil and natural gas properties and the restructuring of our Balance Sheet.

At November 30, 2016, total liabilities were approximately $13.2 million in comparison to approximately $18.3 million at February 29, 2016.  The decrease in liabilities of approximately $5.1 million was again primarily due to reductions in our debt due to the sale of our Kentucky project.

There was no change in our common stock issued and outstanding at November 30, 2016 in comparison to the 51,487,373 common shares issued and outstanding at February 29, 2016.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months Ended November 30, 2016	Nine Months Ended November 30, 2015	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$45,123	$(438,547)	483,670	110.3%
Net cash provided by investing activities	$(11,958)	$670,237	(682,195)	(101.8%)
Net cash used in financing activities	$(19,666)	$(619,816)	(600,150)	(96.8%)

Cash Flow Provided by (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the nine months ended November 30, 2016, cash flow provided by operating activities was $45,123 in comparison to cash flow used in operating activities of $438,547 for the nine months ended November 30, 2015.  This increase in operating cash flow of $483,670 or 110.3% is comprised of a decline in our receivables balances; an increase in our payables balances; and, an increase in accrued interest offset by our loss on the sale of oil and natural gas properties in Kentucky and our net loss for the nine months ended November 30, 2016.  Non-cash account balances relating to DD&A; amortization of debt discount; deferred financing costs and debt modification fees were $1,173,219 in aggregate for the nine months ended November 30, 2016.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used In) Provided by Investing Activities

Cash flow from investing activities is derived from changes in oil property balances and our lending activities associated with the App Energy loan.  Cash flow used in investing activities for the nine months ended November 30, 2016 was $11,958 a decline of $682,195 from the $670,237 provided by investing activities for the nine months ended November 30, 2015.  We completed the sale of our approximate 25% working interest oil and natural gas property in Lawrence County, Kentucky on October 31, 2016 for $600,000, which was paid directly to our lender to reduce our credit facility balance.  Additionally, the note receivable balance from App Energy of approximately $5.4 million was considered to be satisfied through the Kentucky sale.

Cash Flow Used In Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow used in our financing activities was $19,666 for the nine months ended November 30, 2016 in comparison to cash flow used in our financing activities of $619,816 for the nine months ended November 30, 2015.  We completed the sale of our oil and natural gas property in Lawrence County, Kentucky on October 31, 2016.  This sale allowed the Company to partially restructure its Balance Sheet by eliminating approximately $5.4 Million of debt associated with the Kentucky project and an additional approximate $2.4 million in debt forgiveness.  The credit facility and our lending activity to App Energy is discussed further in the discussion of the Maximilian Credit Facility – Amended and Restated Loan Agreement under Capital Resources and Liquidity – Cash Flow Provided by (Used in) Financing Activities, Non-current Debt (Short-Term Borrowings) in this MD&A.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2016.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  At November 30, 2016, the Line of Credit had an outstanding balance of $824,141.  Interest is payable monthly at a stated reference rate of 0.249% + 337.5 basis points and was $25,334 for the nine months ended November 30, 2016.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

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

12% Notes balances at November 30, 2016 and February 29, 2016 are set forth in the table below:

	November 30, 2016	February 29, 2016
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
	$565,000	$565,000

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.14 and an amended expiration date of January 29, 2017.  The 12% Note warrants that have been exercised are set forth in the table below.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year ended February 28, 2014	100,000	100,000	1
Year ended February 28, 2015	50,000	50,000	1
Year ended February 29, 2016	-	-	-
Nine months ended November 30, 2016	-	-	-
Totals	150,000	150,000	2

Maximilian Loan (Credit Facility)

On October 31, 2012, the Company entered into a loan agreement with Maximilian, which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The loan had annual interest of 18% and a monthly commitment fee of 0.5%.  The Company also granted Maximilian a 10% working interest in its share of the oil and natural gas leases in Kern County, California.  The relative fair value of this 10% working interest amounting to $515,638 was recognized as a debt discount and is being amortized over the term of the loan.  Amortization expense was $71,951 for the nine months ended November 30, 2016.  The debt discount was fully amortized at November 30, 2016.

In 2012, the Company also issued 2,435,517 warrants to third parties who assisted in the closing of the loan.  The warrants have an exercise price of $0.044; contain a cashless exercise provision; have piggyback registration rights; and are exercisable for a period of five years expiring on October 31, 2017.  The fair value of the warrants, as determined by the Black-Scholes option pricing model, was $98,084 and included the following assumptions: a risk free interest rate of 0.72%; stock price of $0.04, volatility of 153.44%; and a dividend yield of 0.0%.  The fair value of the warrants was recognized as a financing cost and is being amortized as a part of deferred financing cost over the term of the loan.  On March 10, 2014, one of the third parties exercised 2,118,900 warrants resulting in the issuance of 1,873,554 shares of our common stock.  As of November 30, 2016, there were 316,617 of these warrants unexercised.

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

On October 31, 2016, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Maximilian, which amended the Company’s loan agreement with Maximilian (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, in exchange for the proceeds it received from the Kentucky Sale, Maximilian and the Company have agreed to: (1) the deemed payment in full and/or forgiveness of approximately $7.8 million in outstanding indebtedness under the Daybreak Loan Agreement (which includes approximately $5.4 million in indebtedness that was loaned by the Company to App Energy pursuant to the Loan and Security Agreement between the parties dated as of August 28, 2013, as amended from time to time (the “App Loan Agreement”); (2) a commitment by Maximilian to forgive an additional amount of indebtedness under the Daybreak Loan Agreement, currently estimated to be $3.2 million, in the event of the future issuance of senior preferred stock by the Company to it; (3) the deemed payment in full and termination of the App Loan Agreement; (4) the termination and release of all liens, security interests and other interests held by Maximilian or its affiliates in any of the Company’s or App Energy’s Kentucky oil and natural gas assets, including the termination of the overriding royalty interests and net profits interests held by Maximilian and/or its affiliates; (5) amendments to the Daybreak Loan Agreement to suspend principal and interest payments for up to six months and extend the maturity date to February 28, 2020; (6) a commitment by Maximilian to advance up to $250,000 in financing to the Company over the next six months; (7) the pursuit of the Michigan Joint Venture using the $250,000 set aside from the Kentucky Sale.  The Company recognized a gain on debt settlement in aggregate of approximately $3.9 million through the sale of the Kentucky property and reduction in the outstanding credit facility balance.

Due to a decline in crude oil and natural gas revenues, the Company has been unable to make the interest or principal payments required under the terms of the credit facility with Maximilian.  The unpaid monthly interest payments and fees have been added to the principal balance including the previously mentioned 20% fee.  During the nine months ended November 30, 2016, interest of $1,567,795 and debt modification fees of $1,057,043 were added to the outstanding loan balance with Maximilian.

Due to the waivers granted by Maximilian for the nine months ended November 30, 2016, and the moratorium on required principal and interest payments until May 1, 2017 granted as a part of the sale of our Kentucky oil and natural gas assets, the Company is currently not considered to be in default under terms of the credit facility.  Maximilian is continuing to work with the Company in modifying the credit facility terms during this period of lower hydrocarbon prices, but there can be no assurance this cooperation will continue.  Furthermore, there can be no assurances that Maximilian will not declare the Company to be in default under the terms of the credit facility.

In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found in ASC 835-35 the net amount of the deferred finance costs associated with the credit facility are included with the debt discount as a reduction of the loan balance shown on the Balance Sheets as of November 30, 2016 and February 29, 2016, respectively.  The Company recognized amortization expense of $300,026 in deferred financing costs and $71,951 in debt discount related to the Maximilian credit facility for the nine months ended November 30, 2016.

Current debt balances at November 30, 2016 and February 29, 2016 are set forth in the table below:

	November 30, 2016	February 29, 2016(1)
Principal Amount	$8,720,444	$14,381,131
Less unamortized discount and debt issuance costs	(341,049)	(713,026)
Net debt less unamortized discount and debt issuance costs	$8,379,395	$13,668,105

App Loan Agreement

On October 31, 2016, the Company and App Energy sold their interests in the Twin Bottoms field in Kentucky.  The note receivable from App Energy, LLC (“App Energy”) for funds that the Company had advanced to App Energy for drilling in Kentucky was considered to be paid in full as a part of the sale of the Twin Bottoms Field.  The $3.9 million App Energy received for their working interest in Kentucky was used to pay down a portion of the associated note receivable.  The remaining balance of approximately $1.5 million was recorded as a loss on the settlement of debt.  The associated debt the Company owed to Maximilian Resources LLC (“Maximilian”) of approximately $5.4 million was eliminated through the sale of the Twin Bottoms Field.

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

At November 30, 2016, a total of 3,000,000 shares of restricted stock had been awarded under the 2009 Plan, with 2,986,220 shares outstanding and fully vested.  A total of 1,013,780 common stock shares remained available at August 31, 2016 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the nine months ended November 30, 2016, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

On October 31, 2016, we completed the sale of our working interest in the Twin Bottoms Field located in Lawrence County, Kentucky.  As a result of this sale and the restructuring of our Balance Sheet, we recognized approximately $77,000 as a loss in discontinued operations; an approximate $1.9 million loss on the sale of oil and natural gas properties; and a gain on debt settlement of approximately $3.9 million with our lender Maximilian Resources LLC. for the nine months ended November 30, 2016.

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

Our financial statements as of November 30, 2016 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Off-Balance Sheet Arrangements

As of November 30, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2016, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2016, SSG Advisors LLC (“SSG”) and Chiron Financial LLC (“Chiron”) filed a lawsuit against Daybreak Oil and Gas, Inc., (“Daybreak”), Maximillian Resources LLC, (“Maximilian”), Platinum Partners LP and Zach Weiner, case number 2016-79687, in the 215th District Court in Harris County, Texas alleging Daybreak violated a service agreement with the harmful interference of a New York hedge and investment fund that advised doing so, and alleging damages of $1.1 million.  Further, the plaintiffs claimed the contract between the parties, dated September 9, 2016 was breached by Daybreak multiple times, including payments for the investment banking services, when it consulted with other investment bankers and when it failed to pay a required restructuring and sale fee to SSG after the transactions went through with Maximilian, amounting to damages of $1.1 million at least.  The parties have settled the lawsuit by a Settlement Agreement dated December 23, 2016, pursuant to which Daybreak paid the plaintiffs the sum of $215,000 as full and final settlement and satisfaction of the claims against all parties, including Daybreak and the parties entered into broad mutual releases.  The amount paid by Daybreak was advanced by Maximilian and deemed a loan extended to Daybreak under its credit facility.

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

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

2.1(1)

Asset Purchase Agreement by and between: Daybreak Oil and Gas, Inc., App Energy, LLC, and Sandy Valley Gas, Inc., (“Sandy Valley”) and Eagle Well Service, Inc., (“Eagle”) and collectively with Sandy Valley, “Buyer”) effective October 31, 2016.

10.1(1)

Fourth Amendment to Amended and Restated Loan and Security Agreement and Consent Agreement by and between DAYBREAK OIL AND GAS, INC., a Washington corporation (the “Company”), And Maximilian Resources LLC, as successor-in-interest to Maximilian Investors LLC, effective October 31, 2016.

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

Date: January 13, 2017