Form 10-K
period 2018-02-28
DAYBREAK OIL & GAS, INC.
filed 2018-05-25
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.01 on August 31, 2017, as reported by the Over-the-Counter Market was $493,024.

At May 24, 2018, the registrant had 51,532,364 outstanding shares of $0.001 par value common stock.

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

Our long-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil and natural gas properties and on the prevailing sales price for crude oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of price instability, such as we have experienced since June of 2014, will and does have a material adverse effect on our results of operations and financial condition.

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

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the seismic survey confirmed the prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain an additional 3-D survey to better delineate the other locations before a drilling program commences.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the late summer of 2018.

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

All of the Company’s crude oil production in California is sold under contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of hydrocarbon prices and demand for crude oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  Some of these factors include the level of global demand for and price of petroleum products, foreign supply of crude oil and natural gas, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.  Because of the size of our Company, we are highly susceptible to downward changes in the price we receive for our hydrocarbon sales especially crude oil.

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

There has been a significant amount of volatility in hydrocarbon prices and dramatic decline in our realized sale price of crude oil since June of 2014 when the monthly average price of WTI oil was $105.79 per barrel.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the twelve months ended February 28, 2018 in comparison to the twelve months ended February 28, 2017 there is no guarantee this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to improve; when or at what level they may begin to stabilize; or when they may start to decline again as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slope Project in California for the twelve months ended February 28, 2018 and February 28, 2017 is shown in the table below:

	Twelve Months Ended
	February 28, 2018	February 28, 2017	Percentage Change
Average twelve month WTI crude oil price	$52.55	$46.81	12.3%
Average twelve month realized crude oil sales price (Bbl)	$49.34	$37.03	33.2%

For the twelve months ended February 28, 2018, the average WTI price was $52.55 and our average realized crude oil sale price was $49.34, representing a discount of $3.21 per barrel or 6.1% lower than the average WTI price.  In comparison, for the twelve months ended February 28, 2017, the average WTI price was $46.81 and our average realized sale price was $37.03 representing a discount of $9.78 per barrel or 20.9% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

For the twelve months ended February 28, 2018 California crude oil revenues increased $145,996 to $628,652 in comparison to revenues of $482,656 for the twelve months ended February 28, 2017.  All of the $145,996 or 30.2% increase in revenue can be directly attributed to the increase in realized crude oil prices.  It is beyond our control and ability to accurately predict how long hydrocarbon prices will continue to improve; when or at what level they may begin to stabilize; or when they may start to decline again as there are many factors beyond our control that dictate the price we receive on our hydrocarbon sales.

The instability in hydrocarbon prices that we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.  As a result, we are currently unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in this annual report on Form 10-K as “Maximilian”).  The Company is currently considered to be in default under the terms of its credit facility loan.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  During the twelve months ended February 28, 2018, the Company received an aggregate of $102,700 in advances under the terms of the credit facility.

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

Significant Customers

At our East Slopes Project, located in Kern County, California, we sell all of our crude oil production to one buyer.  At February 28, 2018 and 2017, this one individual customer represented 100% of crude oil sales receivable.  If this local purchaser is unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our crude oil production.

The Company’s accounts receivable from continuing operations in California for crude oil sales at February 28, 2018 and 2017 are set forth in the table below.

		February 28, 2018		February 28, 2017
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$104,840	100.0%	$83,405	100.0%

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

Encumbrances

The Company’s debt obligations, pursuant to the credit facility loan agreement and promissory notes with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC, a Delaware limited liability company, as lender, (either party, as appropriate, is referred to in this annual report on Form 10-K as “Maximilian”), and the Company are secured by a perfected first priority security interest in substantially all of the personal property of the Company and two mortgages; one covering our leases in California and the other covering our leases in Michigan.  On July 13, 2017, in connection with receiving a payment waiver from Maximilian, the California and Michigan properties were cross-collateralized for the credit facility loan and the promissory note.  For further information on the credit facility loan agreement refer to the discussion under the caption “Current debt (short-term borrowings)” found in the MD&A section of this annual report on Form 10-K.

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

In California, where we currently operate a 20 well oilfield project, there is substantial federal and state regulation and oversight of produced water and its disposal.  Water regulations on California are currently under review and are subject to change.  We produce a substantial amount of water while lifting oil from our reservoirs.  While the water we produce is considered to be “fresh water” under current testing standards, its handling and use are currently under review by regional authorities.  As rules change we may be required to invest in additional water management infrastructure.  There is no guarantee that we will not have to incur additional costs in the future in regards to the disposal and use of our produced water.

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

The sales price of crude oil and natural gas are not presently regulated but rather are set by the market.  We cannot predict, however, whether new legislation to regulate the price of energy commodities might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, the proposals might have on the operations of the underlying properties.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  Hydraulic fracturing typically is regulated by state crude oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.  We do not use hydraulic fracturing methods in our crude oil production in California.

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

Employees and Consultants

At February 28, 2018, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the future as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

Long-Term Success

Our long-term success depends on the successful acquisition, exploration and development of commercial grade crude oil and natural gas properties as well as the prevailing prices for crude oil and natural gas to generate future revenues and operating cash flow.  Crude oil and natural gas prices are extremely volatile and have decreased significantly since June of 2014 and are affected by many factors outside of our control.  The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of price instability, such as we have experienced since June 2014, has had and will likely continue to have a material adverse effect on our results of operations and financial condition.  Such pricing factors are beyond our control, and have resulted and will result in negative fluctuations of our earnings.  We believe; however, that even in this volatile pricing environment there are significant opportunities available to us in the crude oil and natural gas exploration and development industry.

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

Crude oil and natural gas prices are volatile.  Since the second half of 2014 when the price of WTI oil was $105.79 per barrel, there has been substantial volatility and uncertainty in commodity prices, which has significantly adversely affected, and in the future may continue to adversely affect, our financial condition, liquidity, results of operations, cash flows, access to capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of crude oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows.  The volatility in hydrocarbon prices from June of 2014, which we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.  Specifically, our average realized price of WTI crude oil for the twelve months ended February 28, 2018 was $49.34 in comparison to the average realized price of $37.03 for the twelve months ended February 28, 2017.

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

We have reported a net loss of approximately $2.5 million for the year ended February 28, 2018, and we have an accumulated deficit through February 28, 2018 of approximately $38.3 million.  Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness and our current inability to meet our debt obligations will have adverse consequences on our business, financial condition and results of operations.

At February 28, 2018, we had approximately $16.3 million of consolidated indebtedness comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to meet principal, interest and payables commitments; which reduces the amount of funds we will have available to finance our operations.  This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  The Company is currently considered to be in default under the terms of its credit facility loan.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  During the twelve months ended February 28, 2018, the Company received $102,700 in advances under the terms of the credit facility.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our crude oil and natural gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.  For the twelve months ended February 28, 2018, we determined it was not necessary to recognize any additional non-cash impairment expense on our California crude oil properties due to current hydrocarbon prices.

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

•

handle longer periods of reduced prices of crude oil and natural gas;

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

Historically, we have made substantial capital expenditures for the exploration and development of crude oil and natural gas reserves.  The combination of lower hydrocarbon prices and the reduction of our drilling operations has resulted in reduced production and operating cash flows since June of 2014.  A continued sustained volatility in these hydrocarbon prices combined with reduced production and accompanying lower cash flows will continue to adversely affect our business financial condition and results of operations.

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

In general, the volume of production from a crude oil and natural gas property declines as reserves related to that property are depleted.  The decline rates depend upon reservoir characteristics.  In past years other than our East Slopes project in California, our crude oil and natural gas properties have had steep rates of decline and relatively short estimated productive lives.

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

All of our properties are held under interests in crude oil and natural gas mineral leases.  If we fail to meet the specific requirements of any lease, such lease may be terminated or otherwise expire.  We cannot be assured that we will be able to meet our obligations under each lease.  The termination or expiration of our “working interests” (interests created by the execution of a crude oil or natural gas lease) relating to these leases would impair our financial condition and results of operations.

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

We face various risks associated with the trend toward increased anti-crude oil and natural gas development activity.

In recent years, we have seen significant growth in opposition to crude oil and natural gas development in the United States.  Companies in our industry can be the target of opposition to hydrocarbon development from stakeholder groups, including national, state and local governments, regulatory agencies, non-government organizations and public citizens.  This opposition is focused on attempting to limit or stop hydrocarbon development.  Examples of such opposition include: efforts to reduce access to public and private lands; delaying or canceling permits for drilling or pipeline construction; limiting ore banning industry techniques such as hydraulic fracturing, and/or adding restrictions on or the use of water and associated disposal; imposition of set-backs on crude oil and natural gas sites; delaying or denying air-quality permits; advocating for increased punitive taxation or citizen ballot initiatives or moratoriums on industry activity; and the use of social media channels to cause reputational harm.  Recent efforts by the US Administration to modify federal crude oil and natural gas regulations could intensify the risk of anti-development efforts from grass roots opposition.

Our need to incur costs associated with responding to these anti-development efforts, including legal challenges, or complying with any new legal or regulatory requirements from these efforts, could have a material adverse effect on our business.

Restricted land access could reduce our ability to explore for and develop crude oil and natural gas reserves.

Our ability to adequately explore for and develop crude oil and natural gas resources is affected by a number of factors related to access to land.  Examples of factors which reduce our access to land include, among others:

•

new municipal, state or federal land use regulations, which may restrict drilling locations or certain activities such as hydraulic fracturing;

•

local and municipal government control of land or zoning requirements, which can conflict with state law and deprive land owners of property development rights;

•

landowner, community and/or governmental opposition to infrastructure development;

•

regulation of federal and Indian land by the Bureau of Land Management;

•

anti-development activities, which can reduce our access to leases through legal challenges or lawsuits, disruption of drilling, or damage to equipment;

•

 the presence of threatened or endangered species or of their habitat;

•

Disputes regarding leases; and

•

Disputes with landowners, royalty owners, or other operators over such matters as title transfer, joint interest billing arrangements, revenue distribution, or production or cost sharing arrangements.

Reduced ability to obtain new leases could constrain our future growth and opportunity resulting in a material adverse effect on our business, financial condition, results of operations and our cash flows.

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

The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that require reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could cause us to incur increased costs that could have an adverse effect on our business, financial condition and results of operations.  Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for crude oil and natural gas, which could reduce the demand for the crude oil or natural gas we produce and lower the value of our reserves.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels.  Another possible consequence of climate change is increased volatility in seasonal temperatures.  Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages.  Extreme weather conditions can interfere with our production and increase our operating expenses.  Such damage or increased expenses from extreme weather may not be fully insured.  If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.  At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

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

Our financial statements for the year ended February 28, 2018 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

We have not held an annual meeting of our shareholders since 2010; as such, our shareholders have not had the opportunity to elect directors since 2010.

Our bylaws and the Washington Business Corporation Act state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting.  However, because we have had limited financial resources, we have not held an annual meeting of our shareholders since 2010.  As such, our shareholders have not had the opportunity to vote in an election of our directors since 2010.  When we hold an annual shareholders’ meeting in the future, our shareholders will then have the opportunity to vote on the election of our directors.

The market price of our Common Stock has been volatile, which may cause the investment value of our stock to decline.

Daybreak’s Common Stock (OTC Pink: DBRM) trades on the OTC Pink® Open Market.  Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace.  Our transition to the OTC Pink® Open Market was a result of a cost-savings move for the company related to listing fees on the Venture Marketplace.

Because of the limited liquidity of our stock, shareholders may be unable to sell their shares at or above the cost of their purchase prices.  The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the crude oil and natural gas exploration and development industry including volatility in crude oil and natural gas prices, and other events or factors.  The decline and instability in hydrocarbon prices, that we have been experiencing since June 2014, has had a corresponding material adverse impact on our revenues and a similar direct material adverse impact on the trading price of our Common Stock.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 28, 2018, there were 51,532,364 shares of Common Stock and 709,568 shares of Series A Convertible Preferred stock outstanding.

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

We will need to seek to raise additional funds in the future through debt financing, which may impose operational restrictions and may further dilute existing ownership interests.

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

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our crude oil assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 28, 2018, we were involved in continuing operations of an oilfield project in Kern County, California.

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

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017 on the first prospect.  An analysis of the 3-D seismic survey confirmed the first prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain 3-D survey on the second prospect after drilling a well on the first prospect however, the two prospects are independent of each other and the success or failure of either one does not effect the other.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the late summer of 2018.

We have not filed any estimates of total, proved net crude oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2018.  Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

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

By utilizing the Sunday centralized production facility our average operating costs have been reduced from over $40 per barrel in 2009 to approximately $13 per barrel of crude oil for the year ended February 28, 2018.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

California Producing Properties

Sunday Property

In November 2008, we made our initial crude oil discovery drilling the Sunday #1 well.  The well was put on production in January 2009.  Production is from the Vedder Sand at approximately 2,000 feet.  During 2009, we drilled three development wells including one horizontal well: the Sunday #2, Sunday #3 and Sunday #4H wells, respectively.  During May and June 2013, we drilled two additional development wells: the Sunday #5 and Sunday #6.  We have a 37.5% working interest with a 26.1% net revenue interest (“NRI”) in the Sunday #1 well.  For the Sunday #2 and Sunday #3 wells, we have a 33.8% working interest with a 24.3% NRI.  In the Sunday #4H well, we have a 33.8% working interest with a 27.1% NRI.  In both the Sunday #5 and Sunday #6 wells we have a 37.5% working interest and a NRI of 30.1%.  Our average working interest and NRI for the Sunday property six producing wells in aggregate is 35.6% and 27.0%, respectively.  The Sunday reservoir is estimated to be approximately 35 acres in size with the potential for at least five more development wells to be drilled in the future.

Bear Property

In February 2009, we made our second crude oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder Sand at approximately 2,200 feet.  In December 2009, we began a development program on this property by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  In May and June 2013, we drilled three additional development wells, the Bear #5, Bear #6 and Bear #7, on this property.  In November 2013, we drilled and put on production two additional development wells: the Bear #8 and Bear #9.  We have a 37.5% working interest in all wells on the Bear property.  Our NRI in the Bear #1, Bear #2, Bear #3 and Bear #4 wells is 26.1%.  For the Bear #5, Bear #6 and Bear #7 wells our NRI is 30.1%.  Our NRI in the Bear #8 and Bear #9 wells is 31.7%.  The average working interest and NRI for the Bear property for the ten producing wells in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least ten more development wells to be drilled in the future.

Black Property

The Black property was acquired through a farm-in arrangement with a local operator.  The Black property is just south of the Bear property on the same fault system.  The Black #1 well was completed and put on production in January 2010.  Production is from the Vedder Sand at approximately 2,200 feet.  In May 2013, we drilled a development well, the Black #2, on this property.  We have a 33.8% working interest with a 26.8% NRI in the two producing wells on this property.  The Black reservoir is estimated to be approximately 13 acres in size with the potential for at least three more development wells to be drilled in the future.

Ball Property

The Ball #1-11 well was put on production in late October 2010.  In June 2013 we drilled a development well, the Ball #2-11, on this property.  Production on this property is from the Vedder Sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.2% NRI in the two producing wells on this property.  Our 3-D seismic data indicates a reservoir of approximately 38 acres in size with the potential for at least three more development wells to be drilled in the future.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well produces from the Vedder Sand and is located to the north of the Bear property on the same trapping fault.  We have a 37.5% working interest with a 31.2% NRI in all wells on this property.  The Dyer Creek property has the potential for at least one development well in the future.

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $10,000 in new capital investments within the East Slopes Project area in the 2018-2019 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the seismic survey confirmed the prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain an additional 3-D survey to better delineate the other locations before a drilling program commences.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the late summer of 2018.

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

Reserves

Crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).  The following table sets forth our estimated net quantities of proved reserves as of February 28, 2018.

On October 31, 2016, we sold our non-operated working interest in crude oil and natural gas properties located in the Twin Bottoms Field in Lawrence County, Kentucky.  As of February 28, 2018, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	Proved Reserves
Reserve Category	Crude Oil (Barrels)	Natural Gas (Mcf)	Total Crude Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE)
Developed	109,475	-	109,475	25.6%
Undeveloped	318,592	-	318,592	74.4%
Total Proved	428,067	-	428,067	100.0%

Changes in our estimated net proved reserves for the twelve months ended February 28, 2018 are set forth in the table below.

Proved Reserves (BOE)
Balance as of February 28, 2017	381,070
Revisions	35,099
Discoveries and extensions	24,639
Production	(12,741)
Balance as of February 28, 2018	428,067

Revisions. Net upward revisions of 35,099 BOE in aggregate were due to higher realized hydrocarbons prices in California during the twelve months ended February 28, 2018 increasing the economic life of our proved reserves.

Discoveries and extensions. For the twelve months ended February 28, 2018, there were 24,639 BOE in extensions in California due to higher realized hydrocarbon prices.

Production. Production in California was 12,741 BOE in aggregate of proved reserves for the twelve months ended February 28, 2018.

As of February 28, 2018, our total proved undeveloped reserves were comprised of our interests in Kern County, California.

Changes in our estimated net proved undeveloped reserves for the twelve months ended February 28, 2018 are set forth in the table below.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2017	281,360
Revisions	12,593
Discoveries and extensions	24,639
Balance as of February 28, 2018	318,592

Revisions. There were net upward revisions of 12,593 BOE in aggregate due to higher realized hydrocarbons prices during the twelve months ended February 28, 2018 increasing the economic life of our proved undeveloped reserves.

Discoveries and extensions. For the twelve months ended February 28, 2018, there were there were 24,639 BOE in extensions in California due to higher realized hydrocarbon prices.

Our estimated net proved developed producing reserves of continuing operations in California at February 28, 2018 are set forth in the table below.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	109,475	-	109,475	100.0%

Our estimated net proved undeveloped reserves of continuing operations in California at February 28, 2018 are set forth in the table below.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	318,592	-	318,592	100.0%

The Company has 29,940 Bbls of proved undeveloped reserves that have remained undeveloped for a period greater than five years.  These proved undeveloped reserves have remained undeveloped due to the period of depressed crude oil and natural gas prices that we have experienced resulting in a lack of capital available for drilling.  Under our current drilling plans, we intend to convert all 318,592 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2018 to proved developed reserves within the next five years.

Our estimated proved reserves (BOE) and PV-10 valuation of continuing operations in California at February 28, 2018 are set forth in the table below.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	428,067	3,248,153	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $3.2 million at February 28, 2018 a increase of approximately $1.5 million or 88.6% from the PV-10 reserve valuation at February 28, 2017.  This increase is due to the increase from our average realized price of crude oil sales in comparison to the average realized price from the prior twelve month period.  The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2018 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the twelve month period from March 2017 through February 2018.  The benchmark average price for the twelve months ended February 28, 2018 was $52.89 per barrel of crude oil in comparison to $45.85 in the prior year reserve report.

These benchmark average prices were further adjusted for crude oil quality and gravity, transportation fees and other price differentials resulting in an average realized price in California for the February 28, 2018 reserve report of $50.29 in comparison to $35.91 in the February 28, 2017 reserve report.  Adverse changes in any price differential would reduce our cash flow from operations and the PV-10 of our proved reserves.  Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 428,067 BOE for the twelve months ended February 28, 2018 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

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

Delivery Commitments

As of February 28, 2018, we had no commitments to provide any fixed or determinable quantities of crude oil or natural gas in the near future under contracts or agreements.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of crude oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

On October 31, 2016, we sold our non-operated working interest in crude oil and natural gas properties located in the Twin Bottoms Field in Lawrence County, Kentucky.  As of February 28, 2018, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	For the Twelve Months Ended February 28/29,
	2018	2017	2016
Crude Oil and Natural Gas Production Data:
Kentucky crude oil	-	5,842	14,673
Kentucky natural gas (Mcf)	-	16,678	28,853
Kentucky natural gas (BOE)	-	2,780	4,809

Kentucky crude oil and natural gas (BOE)	-	8,593	19,482
California crude oil	12,741	13,035	14,145
Total (BOE)	12,741	21,628	33,627

The following table sets forth our net share of crude oil and natural gas revenue by project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2018	2017	2016
Crude Oil and Gas Revenue:
Kentucky crude oil	$-	$253,539	$680,869
Kentucky natural gas	-	26,491	43,457
California crude oil	628,652	482,656	529,360
Total	$628,652	$762,686	$1,253,686

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2018	2017	2016
Average Realized Price:
Crude oil – Kentucky (Bbl)	$-	$43.40	$46.40
Natural gas – Kentucky (Mcf)	$-	$1.59	$1.51
Natural gas – Kentucky (BOE)	$-	$9.53	$9.04

Kentucky Aggregate (BOE)	$-	$32.48	$37.18
Crude oil – California (Bbl)	$49.34	$37.03	$37.43
Average realized price (BOE)	$49.34	$35.22	$37.28

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Twelve Months Ended February 28/29,
	2018	2017	2016
Average Production Expense (BOE):
Kentucky (BOE)	$-	$6.71	$5.52
California	$13.35	$12.55	$11.37
Average production cost (BOE)	$13.35	$10.23	$7.98

Gross and Net Acreage

The following table sets forth our interests in developed and undeveloped crude oil lease acreage in California and our undeveloped crude oil lease acreage in Michigan held by us as of February 28, 2018.  These ownership interests generally take the form of working interests in crude oil leases that have varying terms.  Developed acreage includes leased acreage that is allocated or assignable to producing wells.  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, regardless of whether or not the acreage contains proved reserves.  Gross acres represents the total number of acres in which we have an interest.  Net acres represents the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	800	292	4,261	1,575	5,061	1,867
Michigan	-	-	1,400	420	1,400	420
Total Acreage	800	292	5,661	1,995	6,461	2,287
Average working interest		36.5%		35.2%		35.4%

Undeveloped Acreage Expirations

The following table sets forth expiration dates of our gross and net undeveloped acres from continuing operations in California for the years shown.

	Twelve Months Ended February 28, 2019		Twelve Months Ended February 29, 2020		Twelve Months Ended February 28, 2021
	Gross	Net	Gross	Net	Gross	Net
California	-	-	-	-	-	-
Michigan	366	110	-	-	248	74
Total Acreage	366	110	-	-	248	74
Average working interest		30.0%		-		30.0%

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

Producing Wells

The following table sets forth our gross and net productive crude oil wells from continuing operations in California as of February 28, 2018.  Productive wells are producing wells and wells capable of production.  Gross wells represent the total number of wells in which we have an interest.  Net wells represent the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
California	20	7.3
Average working interest		36.5%

Drilling Activity

The following table sets forth our exploratory and development well drilling activity from continuing operations in California for the periods shown.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	February 28, 2018		February 28, 2017		February 29, 2016
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
California
Exploratory	-	-	-	-	-	-
Developmental	-	-	-	-	-	-
Total	-	-	-	-	-	-

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Pink marketplace under the symbol “DBRM”.  Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace.  Our transition to the OTC Pink marketplace resulted from a cost-savings program for the company and related to listing fees on the Venture Marketplace.

The following table sets forth the high and low closing sales prices for our Common Stock for the two most recent twelve month periods shown.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The information is derived from information received from online stock quotation services.

	Twelve Months Ended February 28, 2018		Twelve Months Ended February 28, 2017
	High	Low	High	Low
First Quarter	0.04	0.01	0.03	0.01
Second Quarter	0.04	0.02	0.03	0.01
Third Quarter	0.03	0.01	0.03	0.01
Fourth Quarter	0.02	0.01	0.04	0.02

We feel the decline in the trading price of our stock can be directly linked to the similar dramatic decline in crude oil and natural gas prices since June of 2014.

As of May 24, 2018, the Company had 1,847 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

The transfer agent for our Common Stock is Computershare Trust Company, N.A., P.O. Box 30170 College Station, TX  77842-3170.  Their website address is: www.computershare.com.

Dividend Policy

The Company has not declared or paid cash dividends or made any distributions since its inception in 1955.  Furthermore, the Company does not anticipate that it will pay cash dividends or make any cash distributions in the foreseeable future.

Sales of Unregistered Securities

Series A Convertible Preferred Stock Conversions

Daybreak Series A Convertible Preferred Stock (“Series A Preferred”) was issued to 100 accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006.  For the year ended February 28, 2018, there was one conversion of Series A Preferred stock to Common Stock.  In this conversion, 14,997 shares of Series A Preferred were converted to 44,991 shares of the Company’s Common Stock.  The terms of the Series A Preferred are disclosed in the Company’s Amended and Restated Articles of Incorporation.  The Series A Preferred can be converted by the shareholder at any time into three shares of the Company’s Common Stock.  Conversion of Series A Preferred to the Company’s Common Stock by the accredited investors relies upon an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 relating to securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

As of February 28, 2018, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Totals	690,197	2,070,591	44

Common Stock Issuances

During the twelve months ended February 28, 2018, there were 44,991 shares of the Company’s Common Stock issued as a result of the conversion of 14,997 of the Company’s Series A Preferred Convertible Stock.  For the twelve months ended February 28, 2017, there were no issuances of the Company’s Common Stock.

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

At February 28, 2018, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those were fully vested and remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2018 for issuance pursuant to the 2009 Plan.  For the twelve months ended February 28, 2018 and 2017, there were no shares that vested since all issued shares were fully vested as of August 31, 2014.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the twelve months ended February 28, 2018 and 2017, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the year ended February 28, 2018, one conversion of 14,997 shares of Series A Preferred occurred resulting in 44,991 shares of our Common Stock being issued.  There were no conversions of Series A Preferred during the twelve months ended February 28, 2017.

At February 28, 2018, there were 709,568 shares issued and outstanding that had not been converted into our Common Stock.  As of February 28, 2018, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
		$1,970,148

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,532,365 and 51,487,373 shares were issued and outstanding as of February 28, 2018 and February 28, 2017, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 29, 2016	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	-	$-
Common stock, Issued and Outstanding, February 28, 2017	51,487,373
Share issuances during the current year	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364

During the year ended February 28, 2018, one conversion of 14,997 shares of Series A Preferred occurred resulting in 44,991 shares of our Common Stock being issued.

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

Maximilian Credit Facility and Loan Agreement

On October 31, 2012, the Company entered into a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment from Maximilian Investors LLC (either party, as appropriate, is referred to as “Maximilian”).  In connection with this loan, the Company also issued approximately 2.4 million warrants to third parties who assisted in the closing of the loan.  There were 316,617 of these warrants that remained unexercised at February 28, 2018.

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

Warrants outstanding and exercisable as of February 28, 2018 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	0.92	980,000
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	0.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	0.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	0.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	0.50	427,729
	7,839,784			7,839,784

Warrant activity for the twelve months ended February 28, 2017 and February 28, 2018 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2016	8,156,401	$0.06

Changes during the twelve months ended February 28, 2017:
Expired / Cancelled / Forfeited	-
Warrants outstanding, February 28, 2017	8,156,401	$0.05

Changes during the twelve months ended February 28, 2018:
Expired / Cancelled / Forfeited	(316,617)
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Warrants exercisable, February 28, 2018	7,839,784	$0.05

On January 29, 2017, the 980,000 warrants associated with the 12% Subordinated Notes were modified to extend the expiration date of the warrants to January 29, 2019.  As a part of this modification the exercise price of the 12% Note warrants was changed from $0.14 to $0.07.  No other terms of the warrants were affected by the modification.  The outstanding warrants as of February 28, 2018 and February 28, 2017 have a weighted average exercise price of $0.05; a weighted average remaining life of 0.55 and 1.52; and an intrinsic value of $-0-, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 28, 2018 and February 28, 2017.  This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  While we have positive cash flow from our continuing crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  The crude oil produced from our acreage in the Vedder Sand is considered heavy crude oil.  The produced crude oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale.  During the twelve months ended February 28, 2018 we had production from 20 vertical crude oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.  We have been the Operator at the East Slopes Project since March 2009.

Michigan Acreage Acquisition

Daybreak has acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the seismic survey confirmed the prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain an additional 3-D survey to better delineate the other locations before a drilling program commences.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the late summer of 2018.

Results of Operations – For the years ended February 28, 2018 and February 28, 2017 – Continuing Operations

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) crude oil Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  We do not have any natural gas revenues in California.

There has been a significant amount of volatility in hydrocarbon prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI oil was $105.79 per barrel.  This decline in the price of crude oil as shown below has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the twelve months ended February 28, 2018 in comparison to the twelve months ended February 28, 2017 there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they will continue to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the twelve months ended February 28, 2018 and 2017 is shown in the table below:

	Twelve Months Ended
	February 28, 2018	February 28, 2017	Percentage Change
Average twelve month WTI crude oil price	$52.55	$46.81	12.3%
Average twelve month realized crude oil sales price (Bbl)	$49.34	$37.03	33.2%

For the twelve months ended February 28, 2018, the average WTI price was $52.55 and our average realized crude oil sale price was $49.34, representing a discount of $3.21 per barrel or 6.1% lower than the average WTI price.  In comparison, for the twelve months ended February 28, 2017, the average WTI price was $46.81 and our average realized sale price was $37.03 representing a discount of $9.78 per barrel or 20.9% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our oil purchaser the use of a more favorable oil pricing schedule that has contributed to lowering the difference between WTI price and our average realized price on oil sales.

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

California Crude Oil Revenue and Production

Crude oil sales revenue in California for the twelve months ended February 28, 2018 increased $145,996 or 30.2% to $628,652 in comparison to revenue of $482,656 for the twelve months ended February 28, 2017.  The average sale price of a barrel of crude oil for the twelve months ended February 28, 2018 was $49.34 in comparison to $37.03 for the twelve months ended February 28, 2017.  The increase of $12.31 or 33.2% in the average realized price of a barrel of crude oil accounted for $100% of the increase in crude oil revenue.  Effective June 1, 2017, we were able to negotiate with our oil purchaser the use of a more favorable oil pricing schedule that has contributed significantly to increasing the average realized price we receive on oil sales.

Our net sales volume for the twelve months ended February 28, 2018 was 12,741 barrels of crude oil in comparison to 13,035 barrels sold for the twelve months ended February 28, 2017.  This decrease in oil sales volume of 294 barrels or 2.3% was primarily due to the natural decline in reservoir pressure during the twelve months ended February 28, 2018.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 28, 2018 was from 20 wells resulting in 7,566 well days of production in comparison to 7,187 well days of production for the twelve months ended February 28, 2017.

Our crude oil sales revenue from California is set forth in the table below:

	Twelve Months Ended February 28, 2018		Twelve Months Ended February 28, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$628,652	100.0%	$482,656	100.0%
Total crude oil revenues*	$628,652	100.0%	$482,656	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 28, 2018 was $49.34 in comparison to $37.03 for the twelve months ended February 28, 2017, representing an increase of $12.31 or 33.2% per barrel.

Of the $145,996 or 30.2% increase in revenue for twelve months ended February 28, 2018, all of the increase can be directly attributed to the increase in the realized price of crude oil.

Operating Expenses

Total operating expenses decreased approximately $8,601 or 0.6% to $1,342,847 for the twelve months ended February 28, 2018 in comparison to $1,351,448 for the twelve months ended February 28, 2017.  Our operating expenses are set forth in the table below:

	Twelve Months Ended February 28, 2018			Twelve Months Ended February 28, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$170,966	12.7%		$163,654	12.1%
Exploration and drilling expenses	107,884	8.0%		9,297	0.7%
Depreciation, Depletion, Amortization (“DD&A”)	82,707	6.2%		110,285	8.2%
General and Administrative (“G&A”) expenses	981,290	73.1%		1,068,212	79.0%
Total operating expenses	$1,342,847	100.0%	$105.39	$1,351,448	100.0%	$103.68

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production.  For the twelve months ended February 28, 2018, these expenses increased $7,312, or 4.5% to $170,966 in comparison to $163,654 for the twelve months ended February 28, 2017.  We had 20 wells on production in California for the twelve months ended February 28, 2018 and 2017.  Production expenses on a BOE basis in California for the twelve months ended February 28, 2018 and 2017 were $13.42 and $12.56, respectively.  Production expenses represented 12.7% and 12.1% of total operating expenses for the twelve months ended February 28, 2018 and 2017, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  These expenses increased $98,587 to $107,884 for the twelve months ended February 28, 2018 in comparison to $9,297 for the twelve months ended February 28, 2017.  The two primary reasons for the increase was the G&G work on the new Michigan exploratory joint drilling project in the amount of $100,251 and the P&A operations on two non-producing well bores in California for $7,617, representing $107,884 in aggregate.  Exploration and drilling expenses represented 8.0% and 0.7% of total operating expenses for the twelve months ended February 28, 2018 and 2017, respectively.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, and is another component of operating expenses.  These expenses decreased $27,578 or 25.0% to $82,707 for the twelve months ended February 28, 2018 in comparison to $110,285 for the twelve months ended February 28, 2017.  The primary reason for the decrease in DD&A was due to improved future hydrocarbon prices in our reserve report in comparison to our reserve report from the prior year.  The improved pricing increased the estimated life of our wells.  On a BOE basis, DD&A expense in California for the twelve months ended February 28, 2018 and 2017 was $6.49 and $8.46, respectively.  DD&A expenses represented 6.2% and 8.2% of total operating expenses for the twelve months ended February 28, 2018 and 2017, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $86,922 or 8.1% to $981,290 for the twelve months ended February 28, 2018 in comparison to $1,068,212 for the twelve months ended February 28, 2017.  The decline in G&A expenses for the current year in comparison to the prior year was due to recognition of more fundraising expense in the prior year.  For the year ended February 28, 2018, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $53,287, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 73.1% and 79.0% of total operating expenses for the twelve months ended February 28, 2018 and 2017, respectively.

Interest expense decreased approximately $1.3 million or 41.9% to 1,740,773 for the twelve months ended February 28, 2018 in comparison to $2,994,466 for the twelve months ended February 28, 2017.  The decrease in interest expense was due to a lower loan balance on our credit facility with Maximilian since the proceeds from the Kentucky project sale were used to pay-down a portion of the credit facility balance.  Refer to the discussion below under the caption Current Debt (Short-term borrowings) in this MD&A section for more information on the Maximilian loans.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  Our revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales.  This revenue is subject to the volatility of hydrocarbon prices and the material adverse impact of lower crude oil prices on our revenues cannot be overstated.  For the twelve months ended February 28, 2018 our sales volume decreased 294 Bbls or 2.3% while our revenues increased $145,996 or 30.3% during the same time period.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our proven reserve base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An on-going goal of the Company is to improve cash flow to cover the current level of G&A expenses; to fund our development drilling in California; and, future drilling programs in Michigan and other geographic locations.

Capital Resources and Liquidity

Our primary financial resource is our base of crude oil reserves.  Our ability to fund our capital expenditure program is dependent upon the prices we receive from our crude oil and natural gas sales; the success of our exploration program in Michigan; and the availability of capital resource financing.  We plan to spend approximately $10,000 in new capital investments within the East Slopes Project area in the 2018-2019 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at February 28, 2018 are set forth in the table below:

	February 28, 2018	February 28, 2017	Increase (Decrease)	Percentage Change
Cash	$48,535	$42,003	$6,532	15.6%
Current Assets	$333,652	$309,308	$24,344	7.9%
Total Assets	$1,095,900	$1,263,313	$(167,413)	(13.3%)
Current Liabilities	$(16,343,108)	$(13,462,236)	$(2,880,872)	21.4%
Total Liabilities	$(16,380,282)	$(14,092,781)	$(2,287,501)	16.2%
Working Capital Deficit	$(16,009,456)	$(13,152,928)	$(2,856,528)	21.7%

Our working capital deficit increased by approximately $2.9 million or 21.7% from a deficit of $13.1 million at February 28, 2017 to a deficit of $16.0 million at February 28, 2018.  The increase in the working capital deficit was a result of an increase in our current liabilities slightly offset by an increase in our current assets.  The approximate $2.9 million increase in current liabilities was comprised of approximately $1.3 million in accrued interest relating to the Maximilian credit facility loan as well as increase in payables and loan balances along with the reclassification of the 12% subordinated notes to current liabilities from non-current liabilities in the prior year.  The Company is currently considered to be in default under the terms of its credit facility loan.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  During the twelve months ended February 28, 2018, the Company received an aggregate of $102,700 in advances under the terms of the credit facility.  While we continue to have ongoing positive cash flow from our crude oil operations in California, we are unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.

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

Major sources of funds in the past for us have included the debt or equity markets.  We will have to rely on the capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of crude oil and natural gas producing properties, which will very likely require us to continue to raise equity or debt capital from outside sources.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.  The current uncertainty in the credit and capital markets, as well as the instability in crude oil prices since June of 2014 has restricted our ability to obtain needed capital.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

The Company’s financial statements for the twelve months ended February 28, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the crude oil and natural gas exploration industry in 2005.  As of the twelve months ended February 28, 2018, we have an accumulated deficit of $38,334,383 and a working capital deficit of $16,009,456 which raises substantial doubt about our ability to continue as a going concern.

In this current fiscal year, we will continue to seek additional financing for our planned exploration and development activities in California and Michigan.  We could obtain financing through one or more various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 28, 2018	Twelve Months Ended February 28, 2017	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(120,168)	$165,967	$(286,135)	(172.4%)
Net cash used in investing activities	$-	$(95,959)	$95,959	100.0%
Net cash provided by (used in) financing activities	$126,700	$(35,000)	$161,700	462.0%

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the year ended February 28, 2018, cash used in our operating activities was $120,168 in comparison to cash flow provided by operating activities of $165,967 for the twelve months ended February 28, 2017.  Cash flow used in operating activities of $120,168 consisted of changes in non-cash expenses of $387,360; changes in assets of $16,515; changes in liabilities of $1,963,901 and our net loss of approximately $2.5 million.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and any lending activities.  We had no cash flow provided by investing activities for the twelve months ended February 28, 2018 in comparison to cash flow used in investing activities of $95,959 for the twelve months ended February 28, 2017.

Cash Flow Provided by (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by our financing activities was $126,700 for the twelve months ended February 28, 2018 in comparison to cash flow used in our financing activities of $35,000 for the year ended February 28, 2017.  For the twelve months ended February 28, 2018, we received advances on our credit facility from Maximilian of $102,700 and advances from our line of credit with UBS Bank for $84,000.  These additions were offset by interest payments of $60,000 to the line of credit.  The following is a summary of the Company’s financing activities for the twelve months ended February 28, 2018.

Current debt (short-term borrowings)

Related Party

The Company has a note payable-related party loan balance of $250,100 as of February 28, 2018 and 2017.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The fair value of the warrant modification, as determined by the Black-Scholes option pricing model, was $29,075 and was recognized as a discount to debt and is being amortized over the extended maturity date of the Notes.  The Black-Scholes valuation encompassed the following weighted average assumptions: a risk free interest rate of 1.22%; volatility of 378.73%; and dividend yield of 0.0%.  At February 28, 2018 and 2017, amortization expense was $14,538 and $1,211, respectively.  The unamortized debt discount at February 28, 2018 and 2017 was $13,326 and $27,864, respectively.

12% Note balances at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018	February 29, 2017
12% Subordinated Notes	$315,000	$315,000
Debt discount	(7,429)	(15,535)
Net 12% Subordinated Note balance	$307,571	$299,465

12% Note balances – related parties at February 28, 2018 and 2017 and February 29, 2016 are set forth in the table below:

	February 28, 2018	February 28, 2017
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	(5,897)	(12,329)
Net 12% Subordinated Note – related party balance	$244,103	$237,671

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At February 28, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 29, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Totals	150,000	150,000	2

Maximilian Credit Facility and Loan Agreement

On October 31, 2012, the Company entered into a loan agreement with Maximilian which provided for a revolving credit facility of up to $20 million, maturing on October 31, 2016, with a minimum commitment of $2.5 million.  The Company also granted Maximilian a 10% working interest in its share of the oil and gas leases in Kern County, California which was recognized as a discount to debt.  On October 31, 2016 through the Fourth Amendment to the Amended and Restated Loan and Security Agreement, the maturity date of the loan was changed to February 28, 2020.  The debt discount associated with the Maximilian credit facility was fully amortized at February 28, 2017.

Maximilian Loan - Amended and Restated Loan Agreement

In connection with the Company’s acquisition of a working interest from App Energy, LLC, a Kentucky limited liability company (“App Energy”) in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amendment increased the amount of the credit facility to $90 million and reduced the annual interest rate to 12%.  Effective October 31, 2016, we sold our non-operated working interest in crude oil and natural gas properties located in the Twin Bottoms Field in Lawrence County, Kentucky.

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

As a result of the decline in hydrocarbon prices, we have been unable to make the interest or principal payments required under the terms of our credit facility with our lender, Maximilian, since December of 2015.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at February 28, 2018 and 2017 was $1,812,128 and $440,389, respectively.  The Company is currently considered to be in default under the terms of its credit facility loan.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  During the twelve months ended February 28, 2018, the Company received an aggregate of $102,700 in advances under the terms of the credit facility.  In accordance with guidance from ASC 470-10-45, since we have been unable to make the above referenced payments the entire balance of the Maximilian credit facility is presented under the current liabilities section of the financial statements.

During the twelve months ended February 28, 2018 and 2017, the Company received an aggregate of $102,700 and $25,000 in advances under the terms of the credit facility, respectively.

Maximilian Loan Agreement – Michigan Project

As of February 28, 2018, the Company had received $94,650 in aggregate from multiple advances starting in the year ended February 28, 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an oilfield project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  If a well that the Company elects to participate in is scheduled to be spudded at the Michigan oilfield project on or before December 31, 2017, then the advances under the promissory note must be repaid in full upon the earlier of (a) the time that is ten days prior to the first well being spudded on the Michigan oilfield project or (b) December 31, 2017.  If there is not a well scheduled to be spudded at the Michigan oilfield project on or before December 31, 2017 that the Company elects to participate in, then the Company will assign to Maximilian its working interest in the Michigan oilfield project, in full payment and satisfaction of the advances under the promissory note.  Advances under the promissory note may be prepaid at any time without penalty, and are secured by a mortgage on the Company’s working interest in the Michigan oilfield project.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.  Due to a lack of funding from Maximilian, we were unable to spud a well on the Michigan project by December 31, 2017.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at February 28, 2018 and 2017 was $5,158 and $456, respectively.  During the twelve months ended February 28, 2018, an aggregate amount of $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

Current debt balances at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018	February 28, 2017
Principal Balance	9,063,144	8,960,444
Less unamortized discount and debt issuance costs	-	(238,598)
Subtotal – O&G operating debt	9,063,144	8,721,846
Michigan project debt	94,650	84,000
Net debt	$9,157,794	$8,805,846

In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian credit facility and Michigan loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found in ASC 835-30 the net amount of the deferred finance costs associated with the credit facility are included with the debt discount as a reduction of the loan balance shown on the Balance Sheet as of February 28, 2017.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.

Deferred financing costs at February 28, 2018 and 2017 relating to the original and the amended credit facility with Maximilian, are set forth in the table below:

	February 28, 2018	February 28, 2017
Deferred financing costs – loan fees	$181,648	$181,648
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
Subtotal – deferred financing costs	1,762,630	1,762,630
Accumulated amortization	(1,762,630)	(1,524,032)
Remaining balance – deferred financing costs	$-	$238,598

Deferred financing cost balances were $-0- and $238,598 at February 28, 2018 and 2017, respectively; and, include the fair value of common shares and warrants issued to Maximilian and to a third party that assisted in both the original and the amended financing transactions.  The unamortized deferred financing costs are netted against debt in the balance sheets.  Amortization expense of deferred financing costs was $238,598 and $423,331 for the twelve months ended February 28, 2018 and 2017, respectively.  Accrued interest on both the Maximilian credit facility loan and the Michigan loan at February 28, 2018 and 2017, respectively was $1,817,286 and $440,845, respectively.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  On July 10, 2017 a $700,000 portion of the outstanding credit line balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining balance of the credit line has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  Interest was $31,728 and $33,815 for the twelve months ended February 28, 2018 and 2017, respectively.  At February 28, 2018 and 2017, the line of credit had an outstanding balance of $873, 350 and $817,622, respectively.

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

At February 28, 2018, a total of 3,000,000 shares of restricted common stock had been awarded and 2,986,220 shares of the 2009 Plan had fully vested.  A total of 1,013,780 common stock shares remained available for issuance pursuant to the 2009 Plan at February 28, 2017.  For the twelve months ended February 28, 2017 and February 29, 2016, there were no shares that vested since all issued shares were fully vested.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the twelve months ended February 28, 2018 and 2017, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

Crude Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped crude oil and natural gas reserves on a per barrel of oil equivalent (“BOE”) basis increased by 46,997 BOE, or 12.3%, to 428,067 BOE at February 28, 2018 compared to 381,070 BOE at February 28, 2017.  These reserves are all located in our California East Slopes project.  The primary reason for the increase of both our proven developed (“PDP”) and proven undeveloped reserves (“PUD”) was an improvement in the price of crude oil, thereby extending the life of our potential reserves.  The year-to-year reserve increase consisted of a 22,488 barrel or 9.8% increase in our PDP reserves and a 37,258 barrel or 13.2% increase in our PUD reserves.  Included in the PUD reserve increase was 35,099 barrels of revisions and 24,639 barrels of reserve extensions.  Our production for the year ended February 28, 2018 was 12,741 BOE.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2018, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California.  Our commitment to improving corporate profitability remains unchanged.  Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales.  This volatility in the price of crude oil has had a substantial impact on the cash flow of our producing crude oil properties in California.  During the twelve months ended February 28, 2018 and 2017, crude oil revenue from California were $628,652 and $482,656, respectively.  All of the current year increase in revenue can be attributed to an improvement in our realized crude oil sales revenue.  For the twelve months ended February 28, 2018 and 2017, we had an operating loss of $714,195 and $868,792, respectively.

Our balance sheet at February 28, 2018 reflects total assets of approximately $1.1 million, a decrease of approximately $167,000 in comparison to approximately $1.3 million at February 28, 2017.  This decrease of approximately in total assets was primarily due to a decline in valuation of our proved and unproved crude oil properties in California and Michigan.

At February 28, 2017, total liabilities were approximately $16.4 million, an increase of approximately $2.3 million in comparison to approximately $14.1 million at February 28, 2017.  This increase was primarily due to accrued interest and advances related to the Maximilian credit facility and increases in our payables balances.

There was an increase in our Common Stock of 44,991 shares, bringing our February 28, 2018 balance to 51,532,364 shares issued and outstanding.  The increase was due to a conversion of 14,997 shares of Series A preferred into 44,991 shares of Common Stock.

Accumulated Deficit

Our financial statements for the year ended February 28, 2018 and 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase in the accumulated deficit from approximately $35.9 million as of February 28, 2017 to $38.3 million as of February 28, 2018 was due to the approximate $2.5 million net loss for the year.  This compares to an approximate net loss of $3.5 million for the twelve months ended February 28, 2017.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $48,535 and $42,003 at February 28, 2018 and 2017, respectively.

Crude oil and natural gas revenues

Crude oil revenues increased 145,996 or 30.2% to $628,652 for the twelve months ended February 28, 2018 in comparison to $482,656 for the twelve months ended February 28, 2017.  All of the increase in revenue can be attributed to an increase in our realized crude oil price for the twelve months ended February 28, 2018.

Operating Expenses

Operating expenses for the twelve months ended February 28, 2018 decreased by approximately $8,600 or 0.6% to approximately $1.3 million.

Operating Loss

For the year ended February 28, 2018, we reported an operating loss of $714,195 in comparison to an operating loss of $868,792 for the twelve months ended February 28, 2017.  This decrease in operating loss of $154,597 was primarily due to the increase in revenue in G&A expenses for the twelve months ended February 28, 2018.

Net Loss

Since entering the crude oil and natural gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of crude oil and natural gas assets to sustain our operations.  A net loss of approximately $2.5 million was reported for the twelve months ended February 28, 2018 in comparison to a net loss of $3.5 million for the twelve months ended February 28, 2017.

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

Off-Balance Sheet Arrangements

As of February 28, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Spokane Valley, Washington

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2006.

Houston, Texas

May 24, 2018

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2018 and 2017

	As of February 28, 2018	As of February 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,535	$42,003
Accounts receivable:
Crude oil sales	104,840	83,405
Joint interest participants	58,452	55,154
Other receivables, net	-	4,489
Prepaid expenses and other current assets	21,796	24,197
Restricted short-term time deposit	100,029	100,060
Total current assets	333,652	309,308
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	714,609	853,552
Unproved properties	31,187	59,375
PREPAID DRILLING COSTS	16,452	41,078
Total assets	$1,095,900	$1,263,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,022,672	$1,727,955
Accounts payable - related parties	1,664,845	1,414,481
Accrued interest	1,822,673	446,232
Notes payable, related party	250,100	250,100
12% Notes payable, net of discount of $7,429	307,571	-
12% Note payable - related party, net of discount of $5,897	244,103	-
Debt - current portion, net of deferred financing costs of $-0- and $238,598, respectively	9,157,794	8,805,846
Line of credit	873,350	817,622
Total current liabilities	16,343,108	13,462,236
LONG TERM LIABILITIES:
12% Notes payable, net of discount $15,535	-	299,465
12% Note payable - related party, net of discount $12,329	-	237,671
Asset retirement obligation	37,174	93,409
Total liabilities	16,380,282	14,092,781
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 and 724,565 shares issued and outstanding, respectively	710	725
Common stock- 200,000,000 shares authorized; $0.001 par value, 51,532,364 and 51,487,373 shares issued and outstanding, respectively	51,532	51,487
Additional paid-in capital	22,997,759	22,997,789
Accumulated deficit	(38,334,383)	(35,879,469)
Total stockholders’ deficit	(15,284,382)	(12,829,468)
Total liabilities and stockholders' deficit	$1,095,900	$1,263,313

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Twelve Months Ended February 28, 2018 and 2017

	Twelve Months Ended February 28, 2018	Twelve Months Ended February 28, 2017
REVENUE:
Crude oil sales	$628,652	$482,656

OPERATING EXPENSES:
Production	170,966	163,654
Exploration and drilling	107,884	9,297
Depreciation, depletion and amortization	82,707	110,285
General and administrative	981,290	1,068,212
Total operating expenses	1,342,847	1,351,448
OPERATING LOSS	(714,195)	(868,792)

OTHER INCOME (EXPENSE):
Interest income	54	81
Interest expense	(1,740,773)	(2,994,466)
Total other expenses	(1,740,719)	(2,994,385)

LOSS FROM CONTINUING OPERATIONS	(2,454,914)	(3,863,177)

DISCONTINUED OPERATIONS: (Note 7)
Income from discontinued operations	-	394,623

NET LOSS	(2,454,914)	(3,468,554)

Cumulative convertible preferred stock dividend requirement	(128,231)	(130,415)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,583,145)	$(3,598,969)

NET INCOME (LOSS) PER COMMON SHARE
Loss on continuing operations	$(0.05)	$(0.08)
Income from discontinued operations	-	0.01

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,523,816	51,487,373

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Twelve Months Ended February 28, 2018 and 2017

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2016	724,565	$725	51,487,373	$51,487	$22,968,714	$(32,410,915)	$(9,389,989)

Extension of 12% Note warrants					29,075	-	29,075
Net loss	-	-	-	-	-	(3,468,554)	(3,468,554)

BALANCE, FEBRUARY 28, 2017	724,565	$725	51,487,373	$51,487	$22,997,789	$(35,879,469)	$(12,829,468)

Issuance of common stock for:
Conversion of preferred stock	(14,997)	(15)	44,991	45	(30)		-
Net loss	-	-	-	-	-	(2,454,914)	(2,454,914)

BALANCE, FEBRUARY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(38,334,383)	$(15,284,382)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Twelve Months Ended February 28, 2018 and 2017

	Twelve Months Ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,454,914)	$(3,468,554)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of crude oil and natural gas properties	-	1,955,315
Loss on settlement of Note Receivable	-	1,500,676
Gain on debt settlement	-	(3,926,468)
Depreciation, depletion and amortization	82,707	234,454
Amortization of debt discount	14,538	73,162
Amortization of deferred financing costs	238,598	423,331
Reclass of unproved crude oil and natural gas properties to exploration expense	51,486	-
Debt modification fees	-	1,057,042
Interest income	31	81
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	(21,435)	(21,332)
Accounts receivable - joint interest participants	(3,298)	51,540
Accounts receivable - other	4,489	(711,987)
Prepaid expenses and other current assets	3,729	86,819
Accounts payable and other accrued liabilities	305,368	395,814
Accounts payable - related parties	250,364	423,998
Accrued interest	1,408,169	2,092,076
Net cash provided by (used in) operating activities	(120,168)	165,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	-	(73,683)
Prepaid drilling costs	-	(22,276)
Net cash used in investing activities	-	(95,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	102,700	25,000
Additions to line of credit	84,000
Payments to line of credit	(60,000)	(60,000)
Net cash provided by (used in) financing activities	126,700	(35,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,532	35,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,003	6,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,535	$42,003

CASH PAID FOR:
Interest	$111,195	$98,659
Income taxes	$-	$-

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Twelve Months Ended February 28, 2018 and 2017

	Twelve Months Ended
	February 28, 2018	February 28, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and fees converted to principal on debt	$-	$1,567,795
Increase in note receivable for interest and fees added to principal	$-	$745,163
Satisfaction of note receivable through debt reduction	$-	$3,900,000
ARO revision	$64,206	$11,806
Proceeds from sale of crude oil and natural gas properties paid directly to reduce debt	$-	$600,000
Proceeds from debt paid directly to accounts payable vendor	$10,650	$-
Unpaid deferred financing costs	$-	$20,854
Non-cash addition to debt for unproved O&G properties and prepaid drilling costs	$-	$84,000
Non-cash addition to debt for expenses paid directly by lender	$-	$215,000
Non-cash addition to line of credit due to monthly interest	$31,728	$33,815
Debt discount addition due to debt modification	$-	$29,075
Conversion of preferred stock to common stock	$45	$-

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the twelve months ended February 28, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Daybreak has incurred net losses since inception and has accumulated a deficit of $38,334,383 and a working capital deficit of $16,009,456, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Daybreak’s financial statements as of February 28, 2018 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil in California or joint interest billings to its working interest partners in California.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2018 and 2017.

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

The Company did not recognize any asset impairment for the twelve months ended February 28, 2018 and 2017, respectively.

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

At the Company’s East Slopes project in California we deal with only one buyer for the purchase of all crude oil production.  The Company has no natural gas production in California.  At February 28, 2018 and 2017, this one individual customer represented 100.0% of crude oil sales receivable from continuing operations.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable from continuing operations in California for crude oil sales at February 28, 2018 and 2017, respectively are set forth in the table below.

		February 28, 2018		February 28, 2017
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$104,840	100.0%	$83,405	100.0%

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

Reclamation Bonds

Included in current assets as of February 28, 2018 and 2017, are funds that have been pledged as collateral in connection with any future obligations for plugging, abandonment and site remediation.  The amount pledged for an operator bond in California is approximately $100,000 plus accrued interest.  The pledging of these funds is required by any state in which the Company operates as the project Operator.  On March 29, 2018, the restriction on these funds was released by the State of California.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  The update is effective for years beginning December 15, 2017, including interim reporting periods within those fiscal years.  Early adoption is permitted.  The purpose of Update 216-18 is to clarify guidance and presentation related to restricted cash in the Statements of Cash Flows.  The amendment requires beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents.  The Company has evaluated the impact and timing of the adoption of ASU 2016-18 and has concluded it will not have a material impact on its financial statements.

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

Crude oil sales receivables balances from continuing operations of $104,840 and $83,405 at February 28, 2018 and 2017, represent crude oil sales that occurred in February 2018 and 2017, respectively.

Joint interest participant receivables balances of $58,452 and $55,154 at February 28, 2018 and 2017, respectively, represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2018 and 2017.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances from continuing operations at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018 (1)	February 28, 2017
Proved leasehold costs	$115,119	$115,119
Unproved leasehold costs	31,187	59,375
Costs of wells and development	2,293,668	2,293,668
Capitalized exploratory well costs	1,333,785	1,341,494
Capitalized asset retirement costs	-	56,497
Total cost of oil and gas properties	3,773,759	3,866,153
Accumulated depletion, depreciation amortization and impairment	(3,027,963)	(2,953,226)
Oil and gas properties, net	$745,796	$912,927

(1) During the twelve months ended February 28, 2018, a $51,486 reduction in unproved crude oil and natural gas properties was recorded to properly recognize geologic and geophysical lease expenses associated with our Michigan exploratory joint drilling project development.

NOTE 6 — Asset Retirement Obligation (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its crude oil and natural gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 28, 2018 and 2017, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows.  For the twelve months ended February 28, 2018 and 2017, the Company recognized accretion expense of $7,971 and $8,390, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the twelve months ended February 28, 2018 and 2017 are set forth in the table below.

	February 28, 2018	February 28, 2017
Asset retirement obligation, beginning of period	$93,409	$73,213
Accretion expense	7,971	8,390
Revisions to asset retirement obligation	(64,206)	11,806
Asset retirement obligation, end of period	$37,174	$93,409

NOTE 7 — DISCONTINUED OPERATIONS:

Effective October 31, 2016, the Company finalized the sale of its interest in the Twin Bottoms Field in Kentucky.  The sale included Daybreak’s working interest in 14 producing horizontal crude oil wells, its mineral rights, its lease acreage and infrastructure.  In accordance with the guidance provided in ASC 205-20, the Company concluded that this sale qualified for presentation as discontinued operations.  The Company has no ongoing or future plans to be involved in this segment of its crude oil and natural gas projects.  Prior period income statement balances applicable to the Twin Bottoms Field in Kentucky have been reclassified and are included under the Discontinued Operations caption in the statements of operations for February 28, 2017.

Operating income, interest income, operating expenses and interest expense related to Kentucky for the twelve months ended February 28, 2018 and 2017 are set forth in the tables below.

	For the Twelve Months Ended
	February 28, 2018	February 28, 2017
Crude oil and natural gas sales revenue	$-	$280,030
Interest income	-	760,704
Production, exploration and drilling expenses	-	(65,157)
Depreciation, Depletion and Amortization (“DD&A”) expenses	-	(124,169)
General and Administrative (G&A)	-	(204,056)
Interest expense	-	(723,206)
Loss on note receivable settlement	-	(1,500,676)
Loss on sale of O&G properties	-	(1,955,315)
Gain on debt settlement	-	3,926,468
Loss from discontinued operations	$-	$(394,623)

The statements of cash flows include certain significant non-cash operating items for discontinued operations in Kentucky during the twelve months ended February 28, 2017, comprised of loss on sale of crude oil and natural gas properties of $1.96 million; loss on note receivable settlement of $1.5 million; gain on debt settlement of $3.9 million; satisfaction of note receivable through debt reduction of $3.9 million; proceeds from sale of crude oil and natural gas properties paid directly to reduce debt of $600 thousand; addition to debt for expenses directly by lender of $215 thousand; increase in note receivable for interest added to principal of $745 thousand; DD&A expense of $124 thousand; and additions to crude oil and natural gas properties of $13 thousand.

NOTE 8 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 28, 2018 accounts payable balance.

NOTE 9 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2018 and 2017 accounts payable – related parties balances of $1,664,845 and $1,414,481, respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; deferred directors’ fees; expense reimbursements; related party consulting fees; and deferred interest payments on the 12% Subordinated Note to the Company’s Chairman, President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 10 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of February 28, 2018 and 2017.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $14,538 and $1,211 at February 28, 2018 and 2017, respectively.  The unamortized debt discount at February 28, 2018 and 2017 was $13,326 and $27,864, respectively.

12% Note balances at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018	February 28, 2017
12% Subordinated Notes	$315,000	$315,000
Debt discount	(7,429)	(15,535)
Net 12% Subordinated Note balance	$307,571	$299,465

12% Note balances – related parties at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018	February 28, 2017
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	(5,897)	(12,329)
Net 12% Subordinated Note – related party balance	$244,103	$237,671

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At February 28, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Totals	150,000	150,000	2

Maximilian Credit Facility and Loan Agreement

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

In connection with the Company’s acquisition of a working interest from App Energy, LLC, a Kentucky limited liability company (“App Energy”) in the Twin Bottoms Field in Lawrence County, Kentucky, the Company amended its loan agreement with Maximilian on August 28, 2013.  The amendment increased the amount of the credit facility to $90 million and reduced the annual interest rate to 12%.  The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and the deferred financing costs as of the date of amendment were amortized over the term of the loan agreement.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.

On October 31, 2016, the Company entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement with Maximilian, which amended the Company’s loan agreement with Maximilian (the “Restructuring Agreement”).  Pursuant to the Restructuring Agreement, in exchange for the proceeds it received from the Kentucky Sale, Maximilian and the Company had agreed to a commitment by Maximilian to advance up to $250,000 in financing to the Company over the following six month period and the pursuit of the Michigan exploratory joint drilling project using the $250,000 set aside from the Kentucky Sale.

During the twelve months ended February 28, 2017, approximately $1.5 million of interest was converted to principal.  Additionally, as a consequence of the Company selling its’ Kentucky project and the settlement of the account receivable owed by App Energy to the Company $745,163 of interest was added to the note receivable principal; $600,000 of the sale proceeds were paid directly to Maximilian; and, a $3.9 million in reduction in debt owed to Maximilian occurred.

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at February 28, 2018 and 2017 was $1,812,128 and $440,389, respectively The Company is currently considered to be in default under the terms of its credit facility loan.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.

During the twelve months ended February 28, 2018 and 2017, the Company received advances of $102,700 and $25,000, respectively, under the terms of the credit facility.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

As of February 28, 2018, the Company had received $94,650 in aggregate from multiple advances starting in the year ended February 28, 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate and may be prepaid at any time without penalty.  Pursuant to the agreement, if a well that the Company elects to participate in is scheduled to be spudded at the Michigan exploratory joint drilling project on or before December 31, 2017, then the advances under the promissory note must be repaid in full upon the earlier of (a) the time that is ten days prior to the first well being spudded on the Michigan exploratory joint drilling project or (b) December 31, 2017.  The agreement also provided that, if there was not a well scheduled to be spudded at the Michigan exploratory joint drilling project on or before December 31, 2017 that the Company elected to participate in, then the Company would assign to Maximilian its working interest in the Michigan exploratory joint drilling project, in full payment and satisfaction of the advances under the promissory note.  Due to a lack of available funding from Maximilian, we were unable to spud a well on the Michigan project by December 31, 2017.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at February 28, 2018 and 2017 was $5,158 and $456, respectively.  During the twelve months ended February 28, 2018, an aggregate amount of $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of the Maximilian loan is presented under the current liabilities section of the balance sheets.  In accordance with the guidance found in ASC 835-30 the net amount of the deferred finance costs associated with the credit facility are included with the debt discount as a reduction of the loan balance shown on the Balance Sheet as of February 28, 2018 and 2017.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.

Current debt balances at February 28, 2018 and 2017 are set forth in the table below:

	February 28, 2018	February 28, 2017
Credit facility balance	$9,063,144	$8,960,444
Less unamortized discount and debt issuance costs	-	(238,598)
Subtotal – O&G operating debt	9,063,144	8,721,846
Michigan exploratory joint drilling debt	94,650	84,000
Net debt	$9,157,794	$8,805,846

Deferred financing costs at February 28, 2018 and 2017 relating to the original and the amended credit facility with Maximilian, are set forth in the table below:

	February 28, 2018	February 28, 2017
Deferred financing costs – loan fees	$181,648	$181,648
Deferred financing costs – loan commissions	630,662	630,662
Deferred financing costs – fair value of warrants	530,488	530,488
Deferred financing costs – fair value of common stock	419,832	419,832
Subtotal – deferred financing costs	1,762,630	1,762,630
Accumulated amortization	(1,762,630)	(1,524,032)
Remaining balance – deferred financing costs	$-	$238,598

Deferred financing cost balances of $-0- and $238,598 at February 28, 2018 and 2017, respectively includes the fair value of common shares and warrants issued to Maximilian and to a third party that assisted in both the original and the amended financing transactions.  The unamortized deferred financing costs are netted against debt in the balance sheets.  Amortization expense of deferred financing costs was $238,598 and $423,331 for the twelve months ended February 28, 2018 and 2017, respectively.  Accrued interest on both the Maximilian credit facility loan and the Michigan loan at February 28, 2018 and 2017 was $1,817,286 and $$440,845, respectively.

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Line of Credit Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s Chairman, President and Chief Executive Officer.  On July 10, 2017 a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  During the twelve months ended February 28, 2018 and 2017, we received advances on the line of credit of $84,000 and $-0-, respectively.  During the twelve months ended February 28, 2018 and 2017 the Company made payments to the line of credit of $60,000 and $60,000, respectively.  Interest paid for the twelve months ended February 28, 2018 and 2017 was $31,727 and $33,815, respectively.  At February 28, 2018 and 2017, the line of credit had an outstanding balance of $873,350 and $817,622, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  In July 2006, we completed a private placement of the Series A Preferred that resulted in the issuance of 1,399,765 shares to 100 accredited investors.  For the year ended February 28, 2018, there was one conversion of Series A Preferred stock to Common Stock.  In this conversion, 14,997 shares of Series A Preferred were converted to 44,991 shares of the Company’s Common Stock.

The following is a summary of the rights and preferences of the Series A Preferred.

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  During the twelve months ended February 28, 2018, there was one conversion of 14,997 shares of Series A Preferred to 44,991 shares of the Company’s Common Stock.  For the twelve months ended February 28, 2017, there were no conversions of Series A Preferred.

At February 28, 2018 there were 709,568 shares issued and outstanding that had not been converted into our common stock.  As of February 28, 2018, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
		$1,970,148

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,532,364 and 51,487,373 shares were issued and outstanding as of February 28, 2018 and 2017, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 29, 2016	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	-	$-
Common stock, Issued and Outstanding, February 28, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364

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

NOTE 12 — WARRANTS:

Warrants outstanding and exercisable as of February 28, 2018 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	0.92	980,000
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	0.50	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	0.50	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	0.50	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	0.50	427,729
	7,839,784			7,839,784

Warrant activity for the twelve months ended February 28, 2018 and 2017 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2016	8,156,401	$0.06

Changes during the twelve months ended February 28, 2017:
Expired / Cancelled / Forfeited	-
Warrants outstanding, February 28, 2017	8,156,401	$0.05

Changes during the twelve months ended February 28, 2018:
Expired / Cancelled / Forfeited	(316,617)
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Warrants exercisable, February 28, 2018	7,839,784	$0.05

On January 29, 2017, the 980,000 warrants associated with the 12% Subordinated Notes were modified to extend the expiration date of the warrants to January 29, 2019.  As a part of this modification the exercise price of the 12% Note warrants was changed from $0.14 to $0.07.  No other terms of the warrants were affected by the modification.  The outstanding warrants as of February 28, 2018 and 2017 have a weighted average exercise price of $0.05; a weighted average remaining life of 0.55 and 1.52, respectively; and an intrinsic value of $-0-.

NOTE 13 — INCOME TAXES:

On December 22, 2017, the federal government enacted a tax bill H.R.1, an act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly referred to as the Tax Cuts and Jobs Act.  The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions.  At Febraury 28, 2018, we had not completed our accounting for the tax effects resulting from the enactment of the Tax Cuts and Jobs Act; however we have made a reasonable estimate of the effects on our existing deferred tax balances.  We remeasured deferred tax liabilities based on rates at which they are expected tobe utilized in the future, which is generally 21%.  However, we are still analyzing certain aspecs of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of those balances or give rise to new deferred tax amounts.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2018	February 28, 2017
Computed at U.S. and state statutory rates (40%)	$(981,966)	$(1,387,422)
Permanent differences	29,060	83,606
New tax law adjustment	2,912,689	-
Changes in valuation allowance	(1,959,783)	1,303,816
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2018	February 28, 2017
Deferred tax assets:
Net operating loss carryforwards	$8,413,128	$10,425,780
Oil and gas properties	47,434	32,488
Stock based compensation	66,187	88,723
Other	27,838	(32,618)
Less valuation allowance	(8,554,587)	(10,514,373)
Total	$-	$-

At February 28, 2018, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $27,853,381, which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of loss incurred in the 2018 period of $340,749 will not expire and will carry over indefinitely. The valuation allowances increased by $1,959,786 and $1,303,816 for the years ended February 28, 2018 and 2017, respectively.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections that could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.  The Company’s files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for the fiscal years after 2012 currently remain subject to examinations by appropriate tax authorities.  None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of February 28, 2018.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

The Company’s minimum annual office rental lease commitments by fiscal year as of February 28, 2018 for these offices are shown in the table below:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2019	$12,849
February 29, 2020	-
February 28, 2021	-
February 28, 2022	-
February 28, 2023 and thereafter	-
Totals	$12,849

NOTE 15 — SUBSEQUENT EVENTS:

On March 29, 2018 the restrictions on the pledged certificate of deposit with the State of California as a reclamation bond were lifted.  These funds then became available for the Company to use for regular business purposes.  The February 28, 2018 balance of this restricted time deposit was $100,029.

NOTE 16 — SUPPLEMENTARY INFORMATION FOR CRUDE OIL PRODUCING ACTIVITIES (UNAUDITED)

Discontinued operations information comprising the sale of the Company’s Kentucky assets, effective October 31, 2016, has not been segregated from our continuing operations in California in the Supplemental Information for Crude Oil Producing Activities presented below for the twelve months ended February 28, 2017.

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

	As of February 28, 2018	As of February 28, 2017
Proved leasehold costs
Mineral Interests	$115,119	$115,119
Wells, equipment and facilities	3,627,453	3,691,659
Total Proved Properties	3,742,572	3,806,778

Unproved properties
Mineral Interests	31,187	59,375
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	31,187	59,375

Less accumulated depreciation, depletion amortization and impairment	(3,027,963)	(2,953,226)
Net capitalized costs	$745,796	$912,927

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2018	February 28, 2017
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	31,187	59,375
Development costs	-	-
Exploration costs	-	-
Total costs incurred	$31,187	$59,375

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2018	February 28, 2017
Oil and gas revenues	$628,652	$762,686
Production costs	(170,966)	(221,579)
Exploration expenses	(107,884)	(16,529)
Depletion, depreciation and amortization	(82,707)	(234,454)
Impairment of oil properties	-	-
Result of oil and gas producing operations before income taxes	267,095	290,124
Provision for income taxes	-	-
Results of oil and gas producing activities	$267,095	$290,124

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

On October 31, 2016, we sold our non-operated working interest in crude oil and natural gas properties located in the Twin Bottoms Field in Lawrence County, Kentucky.  As of February 28, 2018, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 29, 2016	773,110	778,020	902,780
Revisions(1)	(13,145)	-	(13,145)
Sales of minerals	(360,018)	(761,517)	(486,937)
Production	(18,877)	(16,503)	(21,628)
February 28, 2017	381,070	-	381,070
Revisions(2)	35,099	-	35,099
Discoveries and extensions	24,639	-	24,639
Production	(12,741)	-	(12,741)
February 28, 2018	428,067	-	428,067

(1)

The revisions of previous estimates resulted from a decline in the estimated economic life of the reserves due to lower realized crude oil prices in the energy markets.

(2)

The revisions of previous estimates resulted from an increase in the estimated economic life of the reserves due to higher realized crude oil prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2018	109,475	109,475	318,592	318,592	428,067	428,067
February 28, 2017	99,710	99,710	281,360	281,360	381,070	381,070
February 29, 2016	203,131	231,778	569,979	671,002	773,110	902,780

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2018 and 2017 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2018 and 2017 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2018	February 28, 2017
Future cash inflows	$21,526,541	$13,684,350
Future production costs(1)	(10,373,652)	(7,377,450)
Future development costs	(2,763,750)	(2,090,810)
Future income tax expenses(2)	-	-
Future net cash flows	8,389,139	4,216,090
10% annual discount for estimated timing of cash flows	(5,140,986)	(2,493,750)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$3,248,153	$1,722,340

(1)

Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved crude oil and natural gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 28, 2018(1)	$50.29	$-
Year ended February 28, 2017(1)	$40.00	$1.59
Year ended February 29, 2016(1)	$47.45	$2.51

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

	12 Months Ended
	February 28, 2018	February 28, 2017
Standardized measure of discounted future net cash flows at the beginning of the year	$1,722,340	$3,972,930
Extensions, discoveries and improved recovery, less related costs	47,100	-
Revisions of previous quantity estimates	267,955	(88,875)
Sales of minerals in place	-	(1,948,968)
Net changes in prices and production costs	1,355,682	(1,289,038)
Accretion of discount	258,351	397,293
Sales of oil produced, net of production costs	(457,686)	(541,107)
Development costs incurred during the period	-	4,654
Changes in future development costs	(265,044)	262,156
Changes in timing of future production	319,455	953,295
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$3,248,153	$1,722,340

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2018, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	83	2008
Timothy R. Lindsey	66	2007
James F. Meara	65	2008
James F. Westmoreland	62	2008

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

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	62	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	57	2006	Chief Operating Officer

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

Legal Proceedings

On October 15, 2010, Canadian Sahara Energy Inc. (“Sahara”), a private Canadian crude oil and natural gas firm of which Mr. Lindsey is an executive officer and director, filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act (Canada) (“BIA”) in order to obtain a stay of proceedings for a disputed crude oil and natural gas asset located in north Africa.  A Proposal was filed within 30 days as required under the BIA.  The sole creditor under the Proposal did not accept the Proposal, but was otherwise satisfied by the lifting of the stay and Sahara was deemed to owe no funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of common stock on Forms 3, 4 and 5 with the SEC.  Directors, officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of any forms that they file.  We assist our directors and executive officers in complying with these requirements and are required to disclose in this Annual Report on Form 10-K the failure of any of these reporting persons that failed to file on a timely basis.

With respect to our officers and directors, based solely on our review of such reports and written representations that no other reports were required, we believe that all such Section 16(a) reports for our officers and directors were timely filed during the fiscal year ended February 28, 2018.

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

During the fiscal year ended February 28, 2018, the Audit Committee met four times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212.

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

Wayne G. Dotson, Timothy R. Lindsey and James F. Meara serve on the Audit Committee.  All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC and NYSE AMERICAN LLC(“NYSE American”) (formerly NYSE MKT LLC) requirements for Audit Committee service.  The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2018, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2018.  For the fiscal year ended February 28, 2018, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2018.

		Executive
Name	Age	Since	Office
James F. Westmoreland	62	2007	President and Chief Executive Officer
Bennett W. Anderson	57	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2018.

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

For the fiscal years ended February 28, 2018 and 2017, compensation to our Named Executive Officers consisted primarily of base salaries.  The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, beginning on page 84 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2018 and 2017.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2018	150,000(2)	-	-	-	150,000
President and Chief Executive Officer	February 28, 2017	150,000(3)	-	-	-	150,000
Bennett W. Anderson	February 28, 2018	89,400(4)	-	-	-	89,400
Chief Operating Officer	February 28, 2017	89,400(5)	-	-	-	89,400

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

(2)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 28, 2018.  During the fiscal year ended February 28, 2018, Mr. Westmoreland was paid $75,000; and $75,000 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.

(3)

As a result of the Company’s limited available cash, Mr. Westmoreland deferred partial salary payments until cash flow improved.  For the fiscal year ended February 28, 2017, Mr. Westmoreland was paid $$75,000; and $$75,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.

(4)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Anderson deferred partial salary payments during the fiscal year ended February 28, 2018.  During the fiscal year ended February 28, 2018, Mr. Anderson was paid $44,700; and $44,700 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.

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

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal years ended February 28, 2018 and 2017, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers for the fiscal year ended February 28, 2018.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2018.

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

In addition to cash fees, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 28, 2018 and 2017.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2018(1).

Name	Fees Earned Or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	12,750	-	-	12,750
Timothy R. Lindsey	13,750	-	-	13,750
James F. Meara	14,000	-	-	14,000

(1)

As an employee director, Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2018.  Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning in June 2010 postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow.  For the fiscal year ended February 28, 2018, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until cash flow would allow.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 28, 2018.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 28, 2018.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

(1)

Available to be issued pursuant our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 84.

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

As of May 24, 2018, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 84; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock	Maximilian Resources LLC(5) 230 Park Avenue, 10th Floor, Suite 135 New York, NY 10169	-	5,148,083(5)	5,148,083	9.99
	Timothy R. Lindsey, Director	910,000	-	910,000	1.8

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	500,000(6)	1,100,000	2.1

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (5) directors and executive officers as a group	2,230,000	500,000(6)	2,730,000	5.3
Series A Convertible Preferred Stock(7)	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.4

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	8.2

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 24, 2018).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 24, 2018).

(4)

Based upon 51,532,364 shares of common stock outstanding as of May 24, 2018 entitled to one vote per share, except for the percentage of beneficial ownership for Mr. Westmoreland, which includes the 500,000 shares underlying warrants held by him that are exercisable within 60 days of May 24, 2018.

(5)

Consists entirely of shares underlying warrants held by Maximilian Resources LLC (“Maximilian”), owned by Platinum Partners Credit Opportunities Master Fund LP, (“PPCOMF”) a Delaware limited partnership that are exercisable within 60 days of May 24, 2018.  Maximilian is the holder of the warrants, and the percentage of beneficial ownership for Maximilian, which includes the 5,148,083 shares underlying the warrants held.  On February 14, 2014, the Company at the request of Maximilian, amended the warrant agreement related to the issuance of Maximilian’s warrants to include a warrant exercise blocker provision that would effectively prevent any exercise of the warrants if such exercise and related issuance of common stock would increase the Maximilian holdings of the Company’s common stock to more than 9.99% of the currently issued and outstanding shares at the time of the exercise.  PPCOMF is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  The above information has been verified by representatives of the Court Appointed Receiver.

(6)

Reflects the Warrant to purchase shares of Daybreak’s Common Stock related to Mr. Westmoreland’s participation in the 12% Notes Offering by purchasing a $250,000 Note and receiving the related Warrant to purchase 500,000 shares of Daybreak’s Common Stock at an exercise price of $0.07.

(7)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 24, 2018, 709,568 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

The Related Party Transactions Policy covers any related person transaction that involves amounts exceeding $50,000 in which a related person has a direct or indirect material interest.  In addition, the Related Party Transactions Policy applies specifically to transactions involving Daybreak and any of the following:

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

During the fiscal years ended February 28, 2018 and 2017, the Company had no new related party transactions.

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

The Company has adopted the standards of NYSE AMERICAN LLC (“NYSE AMERICAN”) (formerly NYSE MKT LLC) for determining the independence of its directors.  The Company is not listed on NYSE AMERICAN and is not subject to the rules of NYSE AMERICAN but applies the rules established by NYSE AMERICAN to establish director independence.

These independence standards specify the relationships deemed sufficiently material to create the presumption that a director is not independent.  No director qualifies as independent unless the Company’s Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In addition, Section 803A of the NYSE AMERICAN LLC (formerly NYSE MKT LLC) Company Guide (and related commentary) sets forth the following non-exclusive list of persons who shall not be considered independent:

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

Directors serving on the Company’s audit committee must also comply with the additional, more stringent requirements set forth in Section 803B of the NYSE AMERICAN LLC (formerly NYSE MKT LLC) Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that three of the current directors, Messrs. Wayne G. Dotson, Timothy R. Lindsey, and James F. Meara are independent.  Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.  Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements as set forth in Section 805(c) of the NYSE AMERICAN LLC (formerly NYSE MKT LLC) Company Guide.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

A summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2018 and 2017 is set forth in the table below:

Services Rendered	Fees Billed for the Fiscal Year Ended February 28, 2018	Fees Billed for the Fiscal Year Ended February 28, 2017
Audit fees	$70,000	$72,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$70,000	$72,000

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

10.09

Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated as of October 31, 2012, executed by Daybreak Oil and Gas, Inc., in favor of Maximilian Investors LLC(11)

10.10

Assignment and Assumption Agreement dated as of October 31, 2012, by and between Daybreak Oil and Gas, Inc., as assignor, and Maximilian Investors LLC, as assignee (11)

10.11

Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (12)

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

10.15

Assignment of Net Profits Interest dated as of August 28, 2013, made by Daybreak Oil and Gas, Inc. to Maximilian Investors LLC (13)

10.16

Share Exchange Agreement dated as of May 19, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC (15)

10.17

First Amendment to Amended and Restated Loan and Security Agreement and Share Repurchase Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company (16)

10.18

First Amendment to Loan and Security Agreement, dated August 21, 2014, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company (16)

10.19

Second Amendment to Amended and Restated Loan and Security Agreement and Warrant Amendment, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company (17)

10.20

Second Amendment to Loan and Security Agreement, dated May 20, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company(17)

10.21

Third Amendment to Amended and Restated Loan and Security Agreement and Second Warrant Amendment, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and Maximilian Resources LLC, a Delaware limited liability company (18)

10.22

Third Amendment to Loan and Security Agreement, dated October 14, 2015, by and between Daybreak Oil and Gas, Inc. and App Energy, LLC, a Kentucky limited liability company (18)

10.23

Fourth Amendment to Amended and Restated Loan and Security Agreement and Consent Agreement by and between Daybreak Oil and Gas, Inc., and Maximilian Resources LLC, dated October 31, 2016 (19)

10.24

Asset Purchase Agreement by and between: Daybreak Oil and Gas, Inc., App Energy, LLC, and Sandy Valley Gas, Inc., (“Sandy Valley”) and Eagle Well Service, Inc., (“Eagle”) and collectively with Sandy Valley, “Buyer”) dated October 31, 2016 (19)

10.25

Settlement Agreement by and among SSG Advisors, LLC, Chiron Financial LLC, (the “Plaintiffs”) and Daybreak Oil and Gas, Inc., et al, as of December 23, 2016(20)

10.26

Promissory Note dated January 17, 2017, by Daybreak Oil and Gas, Inc. in favor of Maximilian Investors LLC (21)

10.27

Amendment to Promissory Note dated January 17, 2017, by Daybreak Oil and Gas, Inc. in favor of Maximilian Investors LLC (21)

10.28

Promissory Note dated May 4, 2017, by Daybreak Oil and Gas, Inc. in favor of Maximilian Investors LLC (21)

10.29

Waiver of Interest and Principal, and Cross Collateralization of Assets by and between Daybreak Oil and Gas, Inc. and Maximilian Investors LLC (21)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC (22)

23.2

Consent of MaloneBailey, LLP (22)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2016 (22)

101.INS

XBRL Instance Document (23)

101.SCH

XBRL Taxonomy Schema (23)

101.CAL

XBRL Taxonomy Calculation Linkbase (23)

101.DEF

XBRL Taxonomy Definition Linkbase (23)

101.LAB

XBRL Taxonomy Label Linkbase (23)

101.PRE

XBRL Taxonomy Presentation Linkbase (23)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibits to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 8-K on November 5, 2012 and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 8-K on September 3, 2013 and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 10-K filed on May 28, 2010 and incorporated by reference herein
(15)	Previously filed as exhibit to Form 10-K filed on May 29, 2014 and incorporated by reference herein
(16)	Previously filed as exhibit to Form 10-Q filed on October 10, 2014 and incorporated by reference herein.
(17)	Previously filed as exhibit to Form 10-K dated May 21, 2015 and filed on May 22, 2015 and incorporated by reference herein
(18)	Previously filed as exhibit to Form 10-Q filed on January 13, 2016 and incorporated by reference herein.
(19)	Previously filed as exhibit to Form 10-Q filed on January 13, 2017 and incorporated by reference herein.
(20)	Previously filed as exhibit to Form 10-K dated May 26, 2017 and filed on May 30, 2017 and incorporated by reference herein
(21)	Previously filed as exhibit to Form 10-Q filed on July 14, 2017 and incorporated by reference herein
(22)	Filed herewith.
(23)	Furnished herewith.

* Contract or compensatory plan or arrangement in which directors and/or officers may participate.

ITEM 16.   FORM 10–K SUMMARY

The Company has elected not to include the optional summary information hyperlink.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and
interim principal finance and
accounting officer
Date: May 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: May 24, 2018		Date: May 24, 2018

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: May 24, 2018		Date: May 24, 2018

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

Fracturing.  A procedure undertaken to attempt to increase the flow of crude oil or natural gas from a well.  A fluid (usually crude oil, diesel oil or water) is pumped into the reservoir with such great force that the reservoir rock is physically broken and split open.  Usually the “frac fluid” carries small pellets or beads mixed in with it; the idea is for them to get caught in the fractures and prop them open (the beads or pellets are called the propping agent or proppant).  As the pumping pressures are gradually released at the surface, the natural reservoir pressures will force the “frac fluid” out of the reservoir, and back into the well as the well begins to flow.  The proppant remains behind, holding the fractures open, thereby increasing the flow of crude oil or natural gas from the reservoir into the well.  This procedure is also called hydraulic fracturing.  To “frac a well” means to hydraulically fracture a reservoir in a well.

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