Form 10-Q
period 2018-05-31
DAYBREAK OIL & GAS, INC.
filed 2018-07-12
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company., or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 11, 2018 the registrant had 51,532,364 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31,	As of February 28,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,070	$48,535
Restricted cash (short-term time deposit)	-	100,029
Accounts receivable:
Crude oil and natural gas sales	106,652	104,840
Joint interest participants	96,464	58,452
Prepaid expenses and other current assets	18,086	21,796
Total current assets	246,272	333,652
CRUDE OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	707,612	714,609
Unproved properties	31,187	31,187
PREPAID DRILLING COSTS	16,452	16,452
Total assets	$1,001,523	$1,095,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,065,819	$2,022,672
Accounts payable – related parties	1,718,931	1,664,845
Accrued interest	2,392,213	1,822,673
Notes payable – related party	250,100	250,100
12% Notes payable, net of discount of $5,403 and $7,429, respectively	309,597	307,571
12% Notes payable – related party, net of discount of $4,289 and $5,897, respectively	245,711	244,103
Debt - current	9,157,794	9,157,794
Line of credit	815,913	873,350
Total current liabilities	16,956,078	16,343,108
LONG TERM LIABILITIES:
Asset retirement obligation	38,490	37,174
Total liabilities	16,994,568	16,380,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,532,364 shares issued and outstanding, respectively	51,532	51,532
Additional paid-in capital	22,997,759	22,997,789
Accumulated deficit	(39,043,046)	(38,334,383)
Total stockholders’ deficit	(15,993,045)	(15,284,382)
Total liabilities and stockholders’ deficit	$1,001,523	$1,095,900

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	Three Months Ended May 31,	Three Months Ended May 31,
	2018	2017
REVENUE:
Crude oil sales	$176,933	$133,724

OPERATING EXPENSES:
Production	42,807	47,768
Exploration, drilling and abandonment	129	92,347
Depreciation, depletion and amortization	17,290	25,719
General and administrative	243,462	255,299
Total operating expenses	303,688	421,133
OPERATING LOSS	(126,755)	(287,409)

OTHER EXPENSE:
Interest expense, net	(581,908)	(479,879)

NET LOSS	(708,663)	(767,288)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,709)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(740,854)	$(799,997)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	51,532,364	51,521,566

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,663)	$(767,288)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation, depletion and ARO expense	17,290	25,719
Amortization of debt discount	3,634	3,635
Amortization of deferred financing costs	-	102,450
Reclass of unproved crude oil and natural gas properties to exploration expenses	-	51,486
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	(1,812)	7,518
Accounts receivable - joint interest participants	(38,012)	(23,325)
Accounts receivable – other	-	(278)
Prepaid expenses and other current assets	3,710	3,459
Accounts payable and other accrued liabilities	43,147	144,828
Accounts payable - related parties	54,086	58,793
Accrued interest	577,103	370,833
Net cash used in operating activities	(49,517)	(22,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(8,977)	-
Net cash used in investing activities	(8,977)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	35,000
Payments to line of credit	(65,000)	(15,000)
Net cash provided by (used in) financing activities	(65,000)	20,000

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(123,494)	(2,170)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	148,564	142,063
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$25,070	$139,893

CASH PAID FOR:
Interest	$8,744	$12,034
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$7,563	$9,059
Proceeds from debt paid directly to accounts payable vendor	$-	$10,650
Revision to asset retirement obligation	$-	$40,108
Conversion of preferred stock to common stock	$-	$45

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the crude oil and natural gas exploration industry and as of May 31, 2018 has an accumulated deficit of $39,043,046 and a working capital deficit of $16,709,806, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our exploratory drilling project begins in Michigan.  However, given the current volatility and instability in hydrocarbon prices; the timing of any drilling activity in California and Michigan will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of our credit facility.

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

Daybreak’s financial statements as of May 31, 2018 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09).  Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017 and supersedes any previous revenue recognition guidance.  Implementation of Topic 606 was done using the modified retrospective approach.  Adoption of this new standard did not have an impact on the Company’s balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  The update is effective for years beginning December 15, 2017, including interim reporting periods within those fiscal years.  Early adoption is permitted.  The purpose of Update 216-18 is to clarify guidance and presentation related to restricted cash in the Statements of Cash Flows.  The amendment requires beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents.  Adoption of this new standard did not have a material impact on the Company’s financial statements.

NOTE 4 — RESTRICTED CASH:

A reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such cash amounts shown in the statement of cash flows is set forth in the table below.

	May 31, 2018	February 28, 2018
Cash and cash equivalents	$25,070	$48,535
Restricted cash	-	100,029
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,070	$148,564

Amounts included in restricted cash represent those required to be set aside in the form of a short-term time deposit (CD) pledged as collateral in connection with any obligation for plugging, abandonment and site remediation requirements for our crude oil operations in California.  Effective March 19, 2018, the collateral requirement obligation was rescinded.  These funds then became available for the Company to use for regular business purposes.

NOTE 5 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable result from crude oil and natural gas sales or joint interest billings to its working interest partners.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk, as these entities could be affected by similar changes in economic conditions including lower crude oil prices as well as other related factors.  Trade accounts receivable are generally not collateralized.

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production.  The Company has no natural gas production in California.  At May 31, 2018 and February 28, 2018 this one customer represented 100.0% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable balances from California crude oil sales of $106,652 and $104,840 at May 31, 2018 and February 28, 2018, respectively were from one customer, Plains Marketing.  Crude oil sales receivables balances at May 31, 2018 and February 28, 2018 represent crude oil sales that occurred in May and February 2018, respectively.

Joint interest participant receivables balances of $96,464 and $58,452 at May 31, 2018 and February 28, 2018, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2018 and February 28, 2018, as the joint interest owners have a history of paying their obligations.

At May 31, 2018, the Company owed its principal lender, Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), an aggregate $11.5 million or approximately 67.8% of the Company’s total debt.  The Company is currently considered to be in default on its credit facility loan with Maximilian.  As a result of this concentration of debt, the Company may be susceptible to any economic challenges faced by Maximilian, which is currently in receivership.  For further information on the Maximilian credit facility and loan balances refer to Note 9.

NOTE 6 — CRUDE OIL AND NATURAL GAS PROPERTIES:

Crude oil and natural gas property balances at May 31, 2018 and February 28, 2018 are set forth in the table below.

	May 31, 2018	February 28, 2018
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,302,645	2,293,668
Capitalized exploratory well costs	1,333,785	1,333,785
Cost of proved crude oil and natural gas properties	3,751,549	3,742,572
Accumulated depletion, depreciation, amortization and impairment	(3,043,937)	(3,027,963)
Total proved crude oil and natural gas properties, net	$707,612	$714,609
Michigan unproved crude oil and natural gas properties	31,187	31,187
Total proved and unproved crude oil and natural gas properties, net	$738,799	$745,796

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million liability, $244,849 remains unpaid and is included in the May 31, 2018 accounts payable balance.  Payment of this liability has been delayed until the Company’s cash flow situation improves.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2018 and February 28, 2018 accounts payable – related parties balances of $1,718,931 and $1,664,845 respectively, comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current debt (Short-term borrowings)

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of May 31, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement offering to accredited investors, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  Effective January 29, 2017, the maturity date of the Notes and the expiration date of the warrants that were issued in conjunction with the Notes were extended for an additional two years to January 29, 2019.  There are ten noteholders, holding 980,000 warrants, who have not yet exercised their warrants.  The exercise price of the associated warrants was lowered from $0.14 to $0.07 as part of the Note maturity extension.  The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  The fair value of the warrant modification, as determined by the Black-Scholes option pricing model, was $29,075 and was recognized as a discount to debt and is being amortized over the extended maturity date of the Notes.  The Black-Scholes valuation encompassed the following weighted average assumptions: a risk free interest rate of 1.22%; volatility of 378.73%; and dividend yield of 0.0%.

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $3,634 and $3,635, respectively at May 31, 2018 and 2017.  The unamortized debt discount at May 31, 2018 and February 28, 2018 was $9,692 and $13,326, respectively.

12% Note balances at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(5,403)	(7,429)
12% Subordinated notes balance, net	$309,597	$307,571

12% Note balances – related parties at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(4,289)	(5,897)
12% Subordinated notes – related party balance, net	$245,711	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At February 28, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Three Months May 31, 2018	-	-	-
Totals	150,000	150,000	2

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

In August 2013, the Company amended its loan agreement with Maximilian thereby increasing the amount of the credit facility to $90 million and reduced the annual interest rate to 12%.  The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and deferred financing costs as of the date of amendment were amortized over the term of the loan agreement.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.

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

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at May 31, 2018 and February 28, 2018 was $2,363,369 and $1,812,128, respectively.  The Company is currently considered to be in default under the terms of its credit facility loan and interest is being accrued at the rate of 23.8% since March 1, 2018.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.

During the three months ended May 31, 2018 and 2017, the Company received advances of $-0- and $35,000, respectively, under the terms of the credit facility.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of May 31, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, we have been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at May 31, 2018 and February 28, 2018 was $6,368 and $5,158, respectively.  During the three months ended May 31, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	2,369,737	1,817,287
Total Maximilian debt	$11,527,531	$10,975.081

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

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer.  On July 10, 2017, $700,000 of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

At May 31, 2018 and February 28, 2018, the line of credit had an outstanding balance of $815,913 and $873,350, respectively.  During the three months ended May 31, 2018 and 2017, the Company made payments to the line of credit of $65,000 and $15,000, respectively.  Interest incurred for the three months ended May 31, 2018 and 2017 was $7,564 and $9,059, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At May 31, 2018 and February 28, 2018, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock.  As of May 31, 2018, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
February 29, 2008	102,300	306,900	10
February 28, 2009	237,000	711,000	12
February 28, 2010	51,900	155,700	4
February 28, 2011	102,000	306,000	4
February 29, 2012	-	-	-
February 28, 2013	18,000	54,000	2
February 28, 2014	151,000	453,000	9
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	-	-	-
February 28, 2018	14,997	44,991	1
May 31, 2018	-	-	-
Totals	690,197	2,070,591	44

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

As of May 31, 2018 no dividends have been declared or paid.  Dividends earned since issuance for each fiscal year and the three months ended May 31, 2018 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
May 31, 2018	56	32,191
		$2,002,339

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,532,364 shares were issued and outstanding as of May 31, 2018 and February 28, 2018, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-
Common stock, Issued and Outstanding, May 31, 2018	51,532,364

NOTE 11 — WARRANTS:

Warrants outstanding and exercisable as of May 31, 2018 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	980,000	$0.07	0.67	980,000
Warrants issued for Kentucky oil project	3,498,601	$0.04	0.25	3,498,601
Warrants issued for Kentucky debt financing	2,623,951	$0.04	0.25	2,623,951
Warrants issued for Kentucky debt financing	309,503	$0.214	0.25	309,503
Warrants issued in share-for-warrant exchange	427,729	$0.04	0.25	427,729
	7,839,784			7,839,784

Warrant activity for the three months ended May 31, 2018 is set forth in the table below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the three months ended May 31, 2018:
Issued	-
Expired / Cancelled / Forfeited	-
Warrants outstanding, May 31, 2018	7,839,784	$0.05

Warrants exercisable, May 31, 2018	7,839,784	$0.05

During the three months ended May 31, 2018, there were no warrants issued, exercised, cancelled or that expired.  The remaining outstanding warrants as of May 31, 2018, have a weighted average exercise price of $0.05, a weighted average remaining life of 0.3 years, and an intrinsic value of $-0-.

NOTE 12 — INCOME TAXES:

On December 22, 2017, the federal government enacted a tax bill H.R.1, an act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly referred to as the Tax Cuts and Jobs Act.  The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions.  We re-measured deferred tax liabilities based on rates at which they are expected to be utilized in the future, which is generally 21%.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2018	February 28, 2018
Computed at U.S. and state statutory rates	$(211,652)	$(981,966)
Permanent differences	93	29,060
New tax law adjustment	-	2,912,689
Changes in valuation allowance	211,559	(1,959,783)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2018	February 28, 2018
Deferred tax assets:
Net operating loss carryforwards	$8,636,371	$8,413,128
Crude oil and natural gas properties	35,751	47,434
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(8,766,147)	(8,554,587)
Total	$-	$-

At May 31, 2018, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $28,942,265 which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $1,088,884 will not expire and will carry over indefinitely.  The valuation allowance increased $211,559 and $1,959,783 for the three months ended May 31, 2018 and the year ended February 28, 2018, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company, as an owner or lessee and operator of crude oil and natural gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under a crude oil and natural gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages.  In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of May 31, 2018.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil and natural gas properties.

The Company’s minimum annual office rental lease commitments by fiscal year as of May 31, 2018 is shown in the table below:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2019	$6,897
February 29, 2020	-
February 28, 2021	-
February 28, 2022	-
February 28, 2023 and thereafter	-
Totals	$6,897

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2018 and in our Annual Report on Form 10-K for the year ended February 28, 2018.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2018 and in this Form 10-Q for the three months ended May 31, 2018 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  We have not been able to generate sustained positive earnings on a Company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 and in Part III, Item 1A. Risk Factors of this 10-Q Report.  Throughout this Quarterly Report on Form 10-Q, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Below is brief summary of our crude oil projects in California and Michigan.  Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2018 for more information on the California project.

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

During the three months ended May 31, 2018 we had production from 20 vertical crude oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is in put in place.  We plan to spend approximately $10,000 in new capital investments within the East Slopes Project area in the 2018 – 2019 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the seismic survey confirmed the prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain an additional 3-D survey to better delineate the other locations before a drilling program commences.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the late summer of 2018.  We plan to spend approximately $300,000 if new financing is secured.

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

Results of Operations – Three Months Ended May 31, 2018 compared to the Three Months Ended May 31, 2017

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  We do not have any natural gas revenues in California.

There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the three months ended May 31, 2018 in comparison to the three months ended May 31, 2017 there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may start to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and the average realized crude oil sales price for the three months ended May 31, 2018 and 2017 is shown in the table below:

	Three Months Ended
	May 31, 2018	May 31, 2017	Percentage Change
Average three month WTI crude oil price	$66.32	$49.62	33.7%
Average three month realized crude oil sales price (Bbl)	$65.88	$41.62	58.3%

For the three months ended May 31, 2018, the average WTI price was $66.32 and our average realized crude oil sale price was $65.88, representing a discount of $0.44 per barrel or 0.7% lower than the average WTI price.  In comparison, for the three months ended May 31, 2017, the average WTI price was $49.62 and our average realized sale price was $41.62 representing a discount of $8.00 per barrel or 16.1% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our oil purchaser the use of a more favorable oil pricing schedule that has contributed to increasing the average realized price we receive on oil sales.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended May 31, 2018 increased $43,209 or 32.3% to $176,933 in comparison to revenue of $133,724 for the three months ended May 31, 2017.  The average sale price of a barrel of crude oil for the three months ended May 31, 2018 was $65.88 in comparison to $41.62 for the three months ended May 31, 2017.  The increase of $24.26 per barrel or 58.3% in the average realized price of a barrel of crude oil accounted for 100% of the increase in crude oil revenue for the three months ended May 31, 2018.  Effective June 1, 2017, we were able to negotiate with our oil purchaser the use of a more favorable oil pricing schedule that has contributed to increasing the average realized price we receive on oil sales.

Our net sales volume for the three months ended May 31, 2018 was 2,686 barrels of crude oil in comparison to 3,213 barrels sold for the three months ended May 31, 2017.  This decrease in crude oil sales volume of 527 barrels or 16.4% was primarily due to the natural decline in reservoir pressure during the three months ended May 31, 2018.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the three months ended May 31, 2018 was from 20 wells resulting in 1,837 well days of production in comparison to 1,828 well days of production for the three months ended May 31, 2017.

Our crude oil sales revenue for the three months ended May 31, 2018 and 2017 is set forth in the following table:

	Three Months Ended May 31, 2018		Three Months Ended May 31, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$176,933	100.0%	$133,724	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2018 was $65.88 in comparison to $41.62 for the three months ended May 31, 2017, representing an increase of $24.26 or 58.3% per barrel.

Operating Expenses

Our total operating expenses for the three months ended May 31, 2018 were $303,688, a decrease of $117,445 or 27.9% compared to $421,133 for the three months ended May 31, 2017.  The decrease was primarily due to work done prior to drilling of the initial well at our new Michigan exploratory joint drilling project during the three months ended May 31, 2017 in the amount of $77,849 and reductions in both our DD&A and G&A expenses.  Operating expenses for the three months ended May 31, 2018 and 2017 are set forth in the table below:

	Three Months Ended May 31, 2018			Three Months Ended May 31, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$42,807	14.1%		$47,768	11.4%
Exploration and drilling expenses	129	0.0%		92,347	21.9%
Depreciation, depletion, amortization (“DD&A”)	17,290	5.7%		25,719	6.1%
General and administrative (“G&A”) expenses	243,462	80.2%		255,299	60.6%
Total operating expenses	$303,688	100.0%	$113.08	$421,133	100.0%	$131.09

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production.  For the three months ended May 31, 2018, these expenses decreased by $4,961 or 10.4% to $42,807 in comparison to $47,768 for the three months ended May 31, 2017.  For the three months ended May 31, 2018 and 2017 we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended May 31, 2018 and 2017 were $15.94 and $14.87, respectively.  Production expenses represented 14.1% of total operating expenses.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  For the three months ended May 31, 2018, these expenses decreased $92,218 to $129 in comparison to $92,347 for the three months ended May 31, 2017.  The primary reason for the decrease was work done prior to drilling of the initial well at our new Michigan exploratory joint drilling project during the three months ended May 31, 2017.  Exploration and drilling expenses represented 0.0% of total operating expenses.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2018, DD&A expenses decreased $8,429 or 32.8% to $17,290 in comparison to $25,719 for the three months ended May 31, 2017.  On a BOE basis DD&A expense was $6.44 and $8.01 for the three months ended May 31, 2018 and 2017, respectively.  DD&A and impairment expenses represented 5.7% of total operating expenses.

General and administrative (“G&A”) expenses include the salaries of our six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of crude oil and natural gas properties as well as for running a public company.  For the three months ended May 31, 2018, these expenses decreased $11,837 or 4.6% to $243,462 in comparison to $255,299 for the three months ended May 31, 2017.  For the three months ended May 31, 2018, we received, as Operator, administrative overhead reimbursement of $13,322 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 80.2% of total operating expenses for the three months ended May 31, 2018.

Interest expense, net for the three months ended May 31, 2018 increased $102,029 or 21.3% to $581,908 in comparison to $479,879 for the three months ended May 31, 2017.  The increase in interest expense was due to the higher default rate of interest on our credit facility with Maximilian.  Refer to the discussion below under the caption Current debt (Short-term borrowings) for more information on the Maximilian credit facility loan.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing.  There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the three months ended May 31, 2018 in comparison to the three months ended May 31, 2017 there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may start to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

In the current fiscal year we plan to spend approximately $525,000 in capital investments in California and $300,000 in Michigan if new financing is secured; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are not able to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at May 31, 2018 in comparison with February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018	Increase (Decrease)	Percentage Change
Cash	$25,070	$48,535	$(23,465)	(48.3%)
Restricted cash	$-	$100,029	$(100,029)	(100.0%)
Current assets	$246,272	$333,652	$(87,380)	(26.2%)
Total assets	$1,001,523	$1,095,900	$(94,377)	(8.6%)
Current liabilities	$(16,956,078)	$(16,343,108)	$612,970	3.8%
Total liabilities	$(16,994,568)	$(16,380,282)	$614,286	3.8%
Working capital	$(16,709,806)	$(16,009,456)	$700,350	4.4%

Our working capital deficit increased approximately $700,350 or 4.4% to $16,709,806 at May 31, 2018 in comparison to $16,009,456 at February 28, 2018.  The increase in our working capital deficit was due to an increase in accounts payable and accrued interest as well as a decrease in both our cash balance and our short-term time deposit.

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

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  The current volatility in the credit and capital markets as well as the decline in crude oil prices since June of 2014, may restrict our ability to obtain needed capital.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  Sales of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the three months ended May 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the crude oil and natural gas exploration industry and as of three months ended May 31, 2018 have an accumulated deficit of $39,043,046 and a working capital deficit of $16,709,806 which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the three months ended May 31, 2018, we received crude oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  During the three months ended May 31, 2018, we had an operating loss of $126,755 in comparison to an operating loss of $287,409 for the three months ended May 31, 2017.  An increase of $24.26 per barrel BOE in our average realized price of crude oil for the three months ended May 31, 2018 resulted in a revenue increase of $43,209 or 32.3% in comparison to the three months ended May 31, 2017.  Our sales volume declined by 527 Bbls (barrels) from 3,213 Bbls during the three months ended May 31, 2017 to 2,686 Bbls during the three months ended May 31, 2018.

Our balance sheet at May 31, 2018 reflects total assets of approximately $1.0 million in comparison to approximately $1.1 million at February 28, 2018.  This decrease is primarily due to cash outflow from operations.

At May 31, 2018, total liabilities were approximately $17.0 million in comparison to approximately $16.4 million at February 28, 2018.  The increase in liabilities was due to increases in payables and accrued interest on our credit facility balance with Maximilian.

The issued and outstanding shares of common stock at May 31, 2018 and February 28, 2018 remained unchanged at 51,532,364 shares.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(49,517)	$(22,170)	27,347	123.4%
Net cash used in investing activities	$(8,977)	$-	(8,977)	(100.0%)
Net cash provided by (used in) financing activities	$(65,000)	$20,000	(85,000)	(425.0%)

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the three months ended May 31, 2018, cash flow used in operating activities was $49,517 in comparison to $22,170 used in operating activities for the three months ended May 31, 2017.  This increase of $27,337 in our cash flow used in operating activities for the three months ended May 31, 2018 was due to a reduction in both our non-cash operating expenses and net loss offset by increases in both our accounts receivable and accounts payable for the three months ended May 31, 2018 in comparison to the three months ended May 31, 2017.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and other investment activities.  Cash flow used in investing activities for the three months ended May 31, 2018 was $8,977 in comparison to $-0- for the three months ended May 31, 2017.  This increase in cash flow used in investing activities was due to improvements in the water disposal system at our production facility in California.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances, our borrowing activities or in equity account balances, excluding retained earnings.  Cash flow used in financing activities for the three months ended May 31, 2018 was $65,000 an increase of $85,000 in comparison to the $20,000 provided by financing activities in the three months ended May 31, 2017.  For the three months ended May 31, 2018, we made payments of $65,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2018.

Current debt (Short-term borrowings)

Related Party

The Company has a note payable-related party loan balance of $250,100 as of May 31, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $3,634 and $3,635, respectively at May 31, 2018 and 2017.  The unamortized debt discount at May 31, 2018 and February 28, 2018 was $9,692 and $13,326, respectively.

12% Note balances at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(5,403)	(7,429)
12% Subordinated notes balance, net	$309,597	$307,571

12% Note balances – related parties at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(4,289)	(5,897)
12% Subordinated notes – related party balance, net	$245,711	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At February 28, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Three Months May 31, 2018	-	-	-
Totals	150,000	150,000	2

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

In August 2013, the Company amended its loan agreement with Maximilian thereby increasing the amount of the credit facility to $90 million and reduced the annual interest rate to 12%.  The Company evaluated the amendment of the revolving credit facility under ASC 470-50-40 and determined that the Company’s borrowing capacity under the amended loan agreement exceeded its borrowing capacity under the old loan agreement.  Consequently, the unamortized discount and deferred financing costs as of the date of amendment were amortized over the term of the loan agreement.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.

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

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at May 31, 2018 and February 28, 2018 was $2,363,369 and $1,812,128, respectively.  The Company is currently considered to be in default under the terms of its credit facility loan and interest is being accrued at the rate of 23.8% since March 1, 2018.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.

During the three months ended May 31, 2018 and 2017, the Company received advances of $-0- and $35,000, respectively, under the terms of the credit facility.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of May 31, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, we have been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at May 31, 2018 and February 28, 2018 was $6,368 and $5,158, respectively.  During the three months ended May 31, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at May 31, 2018 and February 28, 2018 are set forth in the table below:

	May 31, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	2,369,737	1,817,287
Total Maximilian debt	$11,527,531	$10,975,081

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

At May 31, 2018 and February 28, 2018, the line of credit had an outstanding balance of $815,913 and $873,350, respectively.  During the three months ended May 31, 2018 and 2017, the Company made payments to the line of credit of $65,000 and $15,000, respectively.  Interest incurred for the three months ended May 31, 2018 and 2017 was $7,564 and $9,059, respectively.

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

At May 31, 2018, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,986,220 of the shares had fully vested.  A total of 1,013,780 Common Stock shares remained available at May 31, 2018 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the three months ended May 31, 2018, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our drilling operations begin in Michigan.  However given the current volatility and instability in hydrocarbon prices, the timing of any drilling activity in California and Michigan will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of our credit facility.

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

Our financial statements as of May 31, 2018 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Off-Balance Sheet Arrangements

As of May 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2018, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2018, which could materially affect our business, financial condition or future results.  The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

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

Date: July 11, 2018