Form 10-Q
period 2018-08-31
DAYBREAK OIL & GAS, INC.
filed 2018-10-12
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 11, 2018 the registrant had 51,532,364 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31, 2018	As of February 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,694	$48,535
Restricted cash (short-term time deposit)	-	100,029
Accounts receivable:
Crude oil and natural gas sales	125,016	104,840
Joint interest participants	53,104	58,452
Prepaid expenses and other current assets	11,023	21,796
Total current assets	220,837	333,652
CRUDE OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	691,990	714,609
Unproved properties	31,187	31,187
PREPAID DRILLING COSTS	16,452	16,452
Total assets	$960,466	$1,095,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,009,610	$2,022,672
Accounts payable – related parties	1,788,926	1,664,845
Accrued interest	2,928,131	1,822,673
Notes payable – related party	250,100	250,100
12% Notes payable, net of discount of $3,377 and $7,429, respectively	311,623	307,571
12% Notes payable – related party, net of discount of $2,680 and $5,897, respectively	247,320	244,103
Debt - current	9,157,794	9,157,794
Line of credit	841,696	873,350
Total current liabilities	17,535,200	16,343,108
LONG TERM LIABILITIES:
Asset retirement obligation	39,853	37,174
Total liabilities	17,575,053	16,380,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,532,364 shares issued and outstanding	51,532	51,532
Additional paid-in capital	22,997,759	22,997,759
Accumulated deficit	(39,664,588)	(38,334,383)
Total stockholders’ deficit	(16,614,587)	(15,284,382)
Total liabilities and stockholders’ deficit	$960,466	$1,095,900

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2017	2018	2017
REVENUE:
Crude oil sales	$216,770	$135,039	$393,703	$268,763

OPERATING EXPENSES:
Production	31,749	44,457	74,556	92,225
Exploration and drilling (G&G)	863	2,646	992	94,993
Depreciation, depletion, and amortization (DD&A)	20,235	25,617	37,525	51,336
General and administrative	203,908	255,750	447,370	511,049
Total operating expenses	256,755	328,470	560,443	749,603
OPERATING LOSS	(39,985)	(193,431)	(166,740)	(480,840)

OTHER EXPENSE:
Interest expense, net	(581,557)	(475,638)	(1,163,465)	(955,517)

NET LOSS	(621,542)	(669,069)	(1,330,205)	(1,436,357)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)	(64,382)	(64,900)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(653,733)	$(701,260)	$(1,394,587)	$(1,501,257)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	51,532,364	51,532,364	51,532,364	51,514,818

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31, 2018	August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,330,205)	$(1,436,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment expense	37,525	51,336
Amortization of debt discount	7,269	7,269
Amortization of deferred financing costs	-	200,834
Reclass of unproved crude oil and natural gas properties to exploration expense	-	51,486
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	(20,176)	(877)
Accounts receivable - joint interest participants	5,348	(5,005)
Accounts receivable – other	-	(555)
Prepaid expenses and other current assets	10,773	8,040
Accounts payable and other accrued liabilities	(13,062)	239,937
Accounts payable - related parties	124,081	114,835
Accrued interest	1,120,504	724,898
Net cash used in operating activities	(57,943)	(44,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(12,227)	-
Net cash used in investing activities	(12,227)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	35,000
Additions to line of credit	33,300	-
Payments on line of credit	(80,000)	(30,000)
Net cash provided by (used in) financing activities	(46,700)	5,000

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(116,870)	(39,159)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	148,564	142,063
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$31,694	$102,904

CASH PAID FOR:
Interest	$50,752	$22,544
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$15,046	$17,016
Proceeds of debt paid directly to accounts payable vendor	$-	$10,650
Revision to asset retirement obligation	$-	$40,108
Conversion of preferred stock to common stock	$-	$45

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions.  These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  The accounting policies most affected by management’s estimates and assumptions are as follows:

•

The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization (“DD&A”) and to determine the amount of any impairment of proved properties;

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

Earnings per Share

The Company follows ASC Topic 260, Earnings per Share, to account for the earnings per share.  Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the crude oil and natural gas exploration industry and as of August 31, 2018 has an accumulated deficit of $39,664,588 and a working capital deficit of $17,314,363 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our exploratory drilling project begins in Michigan.  However, given the current volatility and instability in hydrocarbon prices, the timing of any drilling activity in California and Michigan will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of the Company’s credit facility.

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

Daybreak’s financial statements as of August 31, 2018 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASC updated No. 2014-09, Revenue from Contracts with Customers (Topic 606 (ASU 2014-09).  Under the amendments in this update, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The amendments in this update are effective for fiscal years and interim periods within those years beginning after December 15, 2017, and supersedes any previous revenue recognition guidance.  Implementation of Topic 606 was done using the modified retrospective approach.  Adoption of this new standard did not have an impact on the Company’s balance sheet, statement of operations, statement of stockholder’s equity (deficit) or statement of cash flows.

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

	August 31, 2018	August 31, 2017
Cash and cash equivalents	$31,694	$2,824
Restricted cash	-	100,080
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,694	$102,904

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

NOTE 5 — CONCENTRATION RISK:

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of crude oil production.  The Company has no natural gas production in California.  At August 31, 2018 and February 28, 2018 this one customer represented 100.0% of the crude oil sales receivable balance.  If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable balances from California crude oil sales of $125,016 and $104,840 at August 31, 2018 and February 28, 2018, respectively were from one customer, Plains Marketing and represent crude oil sales that occurred in August and February 2018, respectively.

Joint interest participant receivables balances of $53,104 and $58,452 at August 31, 2018 and February 28, 2018, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2018 and February 28, 2018 as the joint interest owners have a history of paying their obligations.

At August 31, 2018, the Company owed our principal lender, Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), an aggregate $12.1 million or approximately 68.9% of the Company’s total debt.  The Company is currently considered to be in default on its credit facility loan with Maximilian.  As a result of this concentration of debt, the Company may be susceptible to any economic challenges faced by Maximilian, which is currently in receivership.  For further information on the Maximilian credit facility and loan balances refer to Note 9.

NOTE 6 — CRUDE OIL AND NATURAL GAS PROPERTIES:

Crude oil and natural gas property balances at August 31, 2018 and February 28, 2018 are set forth in the table below.

	August 31, 2018	February 28, 2018
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,298,186	2,293,668
Capitalized exploratory well costs	1,341,494	1,333,785
Cost of proved crude oil and natural gas properties	3,754,799	3,742,572
Accumulated depletion, depreciation, amortization and impairment	(3,062,809)	(3,027,963)
Proved crude oil and natural gas properties, net	$691,990	$714,609
Michigan unproved crude oil and natural gas properties	31,187	31,187
Total proved and unproved crude oil and natural gas properties, net	$723,177	$745,796

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project in California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million liability, $244,849 remains unpaid and is included in both the August 31, 2018 and February 28, 2018 accounts payable balances.  Payment of this liability has been delayed until the Company’s cash flow situation improves.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2018 and February 28, 2018 accounts payable – related parties balances of approximately $1.8 million and $1.7 million respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current debt (Short-term borrowings)

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of August 31, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $7,269 at August 31, 2018 and 2017, respectively.  The unamortized debt discount at August 31, 2018 and February 28, 2018 was $6,057 and $13,326, respectively.

12% Note balances at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(3,377)	(7,429)
12% Subordinated notes balance, net	$311,623	$307,571

12% Note balances – related parties at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(2,680)	(5,897)
12% Subordinated notes – related party balance, net	$247,320	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At August 31, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Six Months August 31, 2018	-	-	-
Totals	150,000	150,000	2

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

On October 31, 2016 through the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Restructuring Agreement”), the maturity date of the loan was changed to February 28, 2020.  Pursuant to the Restructuring Agreement, in exchange for the proceeds it received from the Kentucky Sale, Maximilian and the Company have agreed to a commitment by Maximilian to advance up to $250,000 in financing to the Company over the following six month period and the pursuit of the Michigan exploratory joint drilling project using the $250,000 set aside from the Kentucky Sale.

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at August 31, 2018 and February 28, 2018 was $2,914,609 and $1,812,128, respectively.  The Company is currently considered to be in default under the terms of its credit facility loan and interest is being accrued at the rate of 23.8% since March 1, 2018.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.

During the six months ended August 31, 2018 and 2017, the Company received advances of $-0- and $35,000, respectively, under the terms of the credit facility.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of August 31, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, the Company has been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at August 31, 2018 and February 28, 2018 was $7,577 and $5,158, respectively.  During the six months ended August 31, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	2,922,187	1,817,287
Total Maximilian debt	$12,079,981	$10,975,081

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

At August 31, 2018 and February 28, 2018, the line of credit had an outstanding balance of $841,696 and $873,350, respectively.  During the six months ended August 31, 2018 and 2017, the Company received advances of $33,300 and $-0- from the line of credit.  Additionally, the Company made payments to the line of credit of $80,000 and $30,000, respectively.  Interest incurred for the six months ended August 31, 2018 and 2017 was $15,046 and $17,016, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At August 31, 2018 and February 28, 2018, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock.  As of August 31, 2018, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
February 29, 2008	102,300	306,900	10
February 28, 2009	237,000	711,000	12
February 28, 2010	51,900	155,700	4
February 28, 2011	102,000	306,000	4
February 29, 2012	-	-	-
February 28, 2013	18,000	54,000	2
February 28, 2014	151,000	453,000	9
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	-	-	-
February 28, 2018	14,997	44,991	1
August 31, 2018	-	-	-
Totals	690,197	2,070,591	44

Holders of Series A Preferred shall accrue dividends, in the amount of 6% of the original purchase price per annum.  Dividends may be paid in cash or common stock at the discretion of the Company.  Dividends are cumulative whether or not in any dividend period or periods the Company has assets legally available for the payment of such dividends.  Accumulations of dividends on Series A Preferred do not bear interest.  Dividends are payable upon declaration by the Board of Directors.

As of August 31, 2018 no dividends have been declared or paid.  Dividends earned since issuance for each fiscal year and the six months ended August 31, 2018 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
August 31, 2018	56	64,382
		$2,034,530

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,532,364 shares were issued and outstanding as of August 31, 2018 and February 28, 2018, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-
Common stock, Issued and Outstanding, August 31, 2018	51,532,364

NOTE 11 — WARRANTS:

Warrants outstanding and exercisable as of August 31, 2018 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	980,000	$0.07	0.42	980,000
	980,000			980,000

Warrant activity for the six months ended August 31, 2018 is set forth in the table below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the six months ended August 31, 2018:
Issued	-
Expired / Cancelled / Forfeited	6,859,784
Warrants outstanding, August 31, 2018	980,000	$0.07

Warrants exercisable, August 31, 2018	980,000	$0.07

During the six months ended August 31, 2018, there were no warrants issued, exercised or cancelled.  There were 6,859,784 warrants that expired.  These warrants had been issued to either Maximilian or to third parties in relation to financing that occurred in 2012 and 2013 through Maximilian.  The remaining outstanding warrants as of August 31, 2018, have a weighted average exercise price of $0.07, a weighted average remaining life of 0.42 years, and an intrinsic value of $-0-.

NOTE 12 — INCOME TAXES:

On December 22, 2017, the federal government enacted a tax bill H.R.1, an act to provide for reconciliation pursuant to Titles II and V of the concurrent resolution on the budget for fiscal year 2018, commonly referred to as the Tax Cuts and Jobs Act.  The Tax Cuts and Jobs Act contains significant changes to corporate taxation, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21% and modifying or limiting many business deductions.  The Company has re-measured its deferred tax liabilities based on rates at which they are expected to be utilized in the future, which is generally 21%.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2018	February 28, 2018
Computed at U.S. and state statutory rates	$(396,934)	$(981,966)
Permanent differences	1,122	29,060
New tax law adjustment	-	2,912,689
Changes in valuation allowance	395,812	(1,959,783)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2018	February 28, 2018
Deferred tax assets:
Net operating loss carryforwards	$8,818,584	$8,413,128
Crude oil and natural gas properties	37,791	47,434
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(8,950,400)	(8,554,587)
Total	$-	$-

At August 31, 2018, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $29,552,897 which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $1,699,516 will not expire and will carry over indefinitely.  The valuation allowance increased $395,812 and $1,959,783 for the six months ended August 31, 2018 and the year ended February 28, 2018, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause estimates to vary significantly.  The Company files federal income tax returns with the United States Internal revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule the Company’s tax returns for the fiscal years after 2014 currently remain subject to examinations by appropriate tax authorities.  None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of August 31, 2018.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil and natural gas properties.

The Company’s minimum annual office rental lease commitments by fiscal year as of August 31, 2018 is shown in the table below:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2019	$1,850
February 29, 2020	-
February 28, 2021	-
February 28, 2022	-
February 28, 2023 and thereafter	-
Totals	$1,850

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2018 and in our Annual Report on Form 10-K for the year ended February 28, 2018.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2018 and in this Form 10-Q for the six months ended August 31, 2018 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil and natural gas properties and on the prevailing sales prices for crude oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of depressed prices or market volatility, would have a material adverse effect on our results of operations and financial condition.

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

Below is brief summary of our crude oil projects in California and Michigan.  Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2018 for more information on our California project and exploratory joint drilling project in Michigan.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil.  The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale.  Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.

During the six months ended August 31, 2018 we had production from 20 vertical crude oil wells.  Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

We plan on acquiring additional acreage on trend with the Bear, Black and Dyer Creek reservoirs exhibiting the same seismic characteristics.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $10,000 in new capital investments within the East Slopes Project area in the 2019 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill two development wells for a total of $300,000.

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin where we have two shallow crude oil prospects.  The leases have been secured and multiple targets have been identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the seismic survey confirmed the prospect identified on the 2-D seismic, as well as identified several additional drilling locations.  We will obtain an additional 3-D survey to better delineate the other locations before a drilling program commences.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing will be required.  The first well is expected to be drilled during the spring of 2019.  In the meantime, we continue to maintain our lease position by paying lease rentals and renewing expiring leases.

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

Results of Operations – Six months ended August 31, 2018 compared to the six months ended August 31, 2017

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The posted Midway-Sunset price generally moves in correlation to, and at a discount to, prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule.  We do not have any natural gas revenues in California.

There has been a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the six months ended August 31, 2018 in comparison to the six months ended August 31, 2017, there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may rebound to 2014 levels, as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the six months ended August 31, 2018 and 2017 is shown in the table below:

	Six Months Ended
	August 31, 2018	August 31, 2017	Percentage Change
Average six month WTI crude oil price (Bbl)	$67.65	$48.12	40.6%
Average six month realized crude oil sales price (Bbl)	$67.39	$41.99	60.5%

For the six months ended August 31, 2018, the average WTI price was $67.65 and our average realized crude oil sale price was $67.39, representing a discount of $0.26 per barrel or 0.4% lower than the average WTI price.  In comparison, for the six months ended August 31, 2017, the average WTI price was $48.12 and our average realized sale price was $41.99 representing a discount of $6.13 per barrel or 12.7% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the six months ended August 31, 2018 increased $124,940 or 46.5% to $393,703 in comparison to revenue of $268,763 for the six months ended August 31, 2017.  The average sale price of a barrel of crude oil for the six months ended August 31, 2018 was $67.39 in comparison to $41.99 for the six months ended August 31, 2017.  The increase of $25.40 or 60.5% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the six months ended August 31, 2018.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.

Our net sales volume for the six months ended August 31, 2018 was 5,842 barrels of crude oil in comparison to 6,400 barrels sold for the six months ended August 31, 2017.  This decrease in crude oil sales volume of 558 barrels or 8.7% was primarily due to the natural decline in reservoir pressure during the six months ended August 31, 2018.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the six months ended August 31, 2018 was from 20 wells resulting in 3,677 well days of production in comparison to 3,661 well days of production for the six months ended August 31, 2017.

Our crude oil sales revenue for the six months ended August 31, 2018 and 2017 is set forth in the following table:

	Six Months Ended August 31, 2018		Six Months Ended August 31, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$393,703	100.0%	$268,763	100.0%

*Our average realized sale price on a BOE basis for the six months ended August 31, 2018 was $67.39 in comparison to $41.99 for the six months ended August 31, 2017, representing an increase of $25.40 or 60.5% per barrel.

Operating Expenses

Total operating expenses for the six months ended August 31, 2018 were $560,443, a decrease of $189,160 or 25.2% compared to $749,603 for the six months ended August 31, 2017.  The decrease was due to the exploration work associated with our new Michigan exploratory joint drilling project in the amount of $80,437 during the prior comparative period and a decrease of $63,679 in G&A expenses.  Operating expenses for the six months ended August 31, 2018 and 2017 are set forth in the table below:

	Six Months Ended August 31, 2018			Six Months Ended August 31, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$74,556	13.3%		$92,225	12.3%
Exploration and drilling expenses	992	0.2%		94,993	12.7%
Depreciation, depletion, amortization (“DD&A”)	37,525	6.7%		51,336	6.8%
General and administrative (“G&A”) expenses	447,370	79.8%		511,049	68.2%
Total operating expenses	$560,443	100.0%	$95.93	$749,603	100.0%	$117.13

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the six months ended August 31, 2018, these expenses decreased by $17,669 or 19.2% to $74,556 in comparison to $92,225 for the six months ended August 31, 2017.  For the six months ended August 31, 2018 and 2017, we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the six months ended August 31, 2018 and 2017 was $12.76 and $14.41, respectively.  Production expenses represented 13.3% and 12.3% of total operating expenses for the six months ended August 31, 2018 and 2017, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  For the six months ended August 31, 2018, these expenses decreased $94,001 to $992 in comparison to $94,993 the six months ended August 31, 2017.  The two primary reasons for the year-to-year decrease was the G&G work on the new Michigan exploratory joint drilling project in the amount of $80,437 and the plug and abandonment (P&A) operations on two non-producing well bores in California for $14,550 representing $94,987 in aggregate that was done during the six months ended August 31, 2017.  Exploration and drilling expenses represented 0.2% and 12.7% of total operating expenses for the six months ended August 31, 2018 and 2017, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the six months ended August 31, 2018, DD&A expenses decreased $13,811 or 26.9% to $37,525 in comparison to $51,336 for the six months ended August 31, 2017.  On a BOE basis, DD&A expense was $6.42 and $8.02 for the six months ended August 31, 2018 and 2017, respectively.  The decrease in DD&A is directly related to the increase in our reserve estimates in comparison to the prior year reserves.  DD&A expenses represented 6.7% and 6.8% of total operating expenses for the six months ended August 31, 2018 and 2017, respectively.

General and administrative (“G&A”) expenses include the salaries of our six full-time employees, including management.  Fifty percent (50%) of certain management salaries are currently being deferred until the Company’s cash flow improves, however the entire salary expense is recognized under G&A on the statements of operations.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil and natural gas properties as well as for running a public company.  For the six months ended August 31, 2018, G&A expenses decreased $63,679 or 12.5% to $447,370 in comparison to $511,049 for the six months ended August 31, 2017.  We received, as Operator in California, administrative overhead reimbursement of $26,644 during the six months ended August 31, 2018 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 79.8% and 68.2% of total operating expenses for the six months ended August 31, 2018 and 2017, respectively.

Interest expense, net for the six months ended August 31, 2018 increased $207,948 or 21.8% to $1,163,465 in comparison to $955,517 for the six months ended August 31, 2017.  The increase in interest expense was due to the higher default rate of interest on our credit facility with Maximilian.  Refer to the discussion below under the caption Current debt (Short-term borrowings) for more information on the Maximilian credit facility loan.

Results of Operations – Three months ended August 31, 2018 compared to the three months ended August 31, 2017

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended August 31, 2018 and 2017 is shown in the table below:

	Three Months Ended
	August 31, 2018	August 31, 2017	Percentage Change
Average three month WTI crude oil price (Bbl)	$68.97	$46.62	47.9%
Average three month realized crude oil sales price (Bbl)	$68.69	$42.36	62.2%

For the three months ended August 31, 2018, the average WTI price was $68.97 and our average realized crude oil sale price was $68.69, representing a discount of $0.28 per barrel or 0.4% lower than the average WTI price.  In comparison, for the three months ended August 31, 2017, the average WTI price was $48.12 and our average realized sale price was $42.36 representing a discount of $5.76 per barrel or 12.0% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended August 31, 2018, increased $81,731 or 60.5% to $216,770 in comparison to revenue of $135,039 for the three months ended August 31, 2017.  The average sale price of a barrel of crude oil for the three months ended August 31, 2018 was $68.69 in comparison to $42.36 for the three months ended August 31, 2017.  The increase of $26.33 or 62.2% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the three months ended August 31, 2018.

Our net sales volume for the three months ended August 31, 2018 was 3,156 barrels of crude oil in comparison to 3,188 barrels sold for the three months ended August 31, 2017.  This decrease in crude oil sales volume of 32 barrels or 1.0% was primarily due to the natural decline in reservoir pressure during the three months ended August 31, 2018.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the three months ended August 31, 2018 was from 20 wells resulting in 1,840 well days of production in comparison to 1,828 well days of production for the three months ended August 31, 2017.

Our crude oil sales revenue for the three months ended August 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended August 31, 2018		Three Months Ended August 31, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$216,770	100.0%	$135,039	100.0%

*Our average realized sale price on a BOE basis for the three months ended August 31, 2018 was $68.69 in comparison to $42.36 for the three months ended August 31, 2017, representing an increase of $26.33 or 62.2% per barrel.

Operating Expenses

Total operating expenses for the three months ended August 31, 2018 were $256,755, a decrease of $71,715 or 21.8% compared to $328,470 for the three months ended August 31, 2017.  Operating expenses for the three months ended August 31, 2018 and 2017 are set forth in the table below:

	Three Months Ended August 31, 2018			Three Months Ended August 31, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$31,749	12.4%		$44,457	13.5%
Exploration and drilling expenses	863	0.3%		2,646	0.8%
Depreciation, depletion, amortization (“DD&A”)	20,235	7.9%		25,617	7.8%
General and administrative (“G&A”) expenses	203,908	79.4%		255,750	77.9%
Total operating expenses	$256,755	100.0%	$81.35	$328,470	100.0%	$103.05

For the three months ended August 31, 2018, production expenses decreased by $12,708 or 28.6% to $31,749 in comparison to $44,457 for the three months ended August 31, 2017.  For the three months ended August 31, 2018 and 2017 we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended August 31, 2018 and 2017 were $10.06 and $13.95, respectively.  Production expenses represented 12.4% and 13.5% of total operating expenses for the three months ended August 31, 2018 and 2017, respectively.

For the three months ended August 31, 2018, exploration and drilling expenses decreased $1,783 to $863 in comparison to $2,646 for the three months ended August 31, 2017.  Exploration and drilling expenses represented 0.3% and 0.8% of total operating expenses for the three months ended August 31, 2018 and 2017, respectively.

For the three months ended August 31, 2018, DD&A expenses decreased $5,382 or 21.0% to $20,235 in comparison to $25,617 for the three months ended August 31, 2017.  DD&A on a BOE basis was $6.41 and $8.04 for the three months ended August 31, 2018 and 2017, respectively.  The decrease in DD&A is directly related to the increase in our reserve estimates in comparison to the prior year reserves.  DD&A expenses represented 7.9% and 7.8% of total operating expenses for the three months ended August 31, 2018 and 2017, respectively.

For the three months ended August 31, 2018, G&A expenses decreased $51,842 or 20.3% to $203,908 in comparison to $255,750 for the three months ended August 31, 2017.  Fifty percent (50%) of certain employee’s salaries are currently being deferred until the Company’s cash flow improves, however the entire salary expense is recognized under G&A on the statements of operations.  We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended August 31, 2018 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 79.4% and 77.9% of total operating expenses for the three months ended August 31, 2018 and 2017, respectively.

Interest expense, net for the three months ended August 31, 2018 increased $105,919 or 22.3% to $581,557 in comparison to $475,638 for the three months ended August 31, 2017.  The increase in interest expense was due to the higher default rate of interest on our credit facility with Maximilian.  Refer to the discussion below under the caption Current debt (Short-term borrowings) for more information on the Maximilian credit facility loan.  The credit facility activity is discussed further in the discussion of the Maximilian Loan Agreement (Credit Facility) under the Current Debt (Short-Term Borrowings) section of this MD&A.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing.  There has been a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the six months ended August 31, 2018 in comparison to the six months ended August 31, 2017, there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may continue to rebound as there are many factors beyond our control that dictate the price we receive for our crude oil sales.

In the current fiscal year we plan to spend approximately $300,000 in capital investments in California if new financing is secured.  However, our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are unable to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at August 31, 2018 in comparison to February 28, 2018 are set forth in the table below:

			Increase	Percentage
	August 31, 2018	February 28, 2018	(Decrease)	Change
Cash	$31,694	$48,535	$(16,841)	(34.7%)
Restricted cash	$-	$100,029	$(100,029)	(100.0%)
Current Assets	$220,837	$333,652	$(112,815)	(33.8%)
Total Assets	$960,466	$1,095,900	$(135,434)	(12.4%)
Current Liabilities	$(17,535,200)	$(16,343,108)	$1,192,092	7.3%
Total Liabilities	$(17,575,053)	$(16,380,282)	$1,194,771	7.3%
Working Capital Deficit	$(17,314,363)	$(16,009,456)	$1,304,907	8.2%

Our working capital deficit increased approximately $1.3 million or 8.2% to $17,314,363 at August 31, 2018 in comparison to $16,009,456 at February 28, 2018.  The increase in our working capital deficit was due to an increase in our accounts payable balances and accrued interest relating to the Maximilian credit facility loan as well as a decrease in both our cash balance and our restricted cash balances.

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

Major sources of funds in the past for us have included the debt or equity markets and the sale of assets.  While we have positive cash flow from our operations in California, we will have to rely on the capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of crude oil and natural gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage.  The current volatility in the credit and capital markets as well as the decline in crude oil prices from June of 2014 price levels has restricted our ability to obtain needed capital.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.  The sale of all or part of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the six months ended August 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the crude oil and natural gas exploration industry in 2005, and as of the six months ended August 31, 2018, we have an accumulated deficit of $39,664,588 and a working capital deficit of $17,314,363 which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the six months ended August 31, 2018, we received crude oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  We experienced an increase in revenues of $124,940 or 46.5% to $393,703 for the six months ended August 31, 2018 in comparison to revenues of $268,763 for the six months ended August 31, 2017.  The increase of $25.40 or 60.5% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the six months ended August 31, 2018.  For the six months ended August 31, 2018, we had an operating loss of $166,739 in comparison to an operating loss of $480,840 for the six months ended August 31, 2017.

Our balance sheet at August 31, 2018 reflects total assets of approximately $1.0 million in comparison to approximately $1.1 million at February 28, 2018.  This decrease of approximately $0.1 million is primarily due to cash outflow from operations.

At August 31, 2018, total liabilities were approximately $17.6 million in comparison to approximately $16.4 million at February 28, 2018.  The increase in liabilities of approximately $1.2 million was due to increases in payables and accrued interest on our credit facility balance with Maximilian.

The balance of our common stock issued and outstanding of 51,532,364 shares remained unchanged from February 28, 2018.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017	Increase (Decrease)	Percentage Change
Net cash (used in) operating activities	$(57,943)	$(44,159)	(13,784)	(31.2%)
Net cash (used in ) investing activities	$(12,227)	$-	(12,227)	(100.0%)
Net cash provided by (used in) financing activities	$(46,700)	$5,000	(51,700)	(1,034.0%)

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the six months ended August 31, 2018, cash flow used in operating activities was $57,943 in comparison to cash flow used in operating activities of $44,159 for the six months ended August 31, 2017.  This increase in our cash flow used in operating activities for the six months ended August 31, 2018 was due to a reduction in our non-cash operating expenses and our net loss offset by increases in our assets balances and our liability balances.  Changes in non-cash account balances primarily relating to DD&A and amortization of debt discount.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in crude oil and natural gas property balances and any lending activities.  Cash flow used in our investing activities for the six months ended August 31, 2018 was $12,227 in comparison to cash flow used in our investing activities of -$0- for the six months ended August 31, 2017.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow used in our financing activities was $46,700 for the six months ended August 31, 2018 in comparison to cash flow provided by our financing activities of $5,000 for the six months ended August 31, 2017.  This increase of $51,700 used in our cash flow activities was primarily due to an additional principal payment of $50,000 made to reduce the outstanding balance on the UBS line of credit.  For the six months ended August 31, 2018, we made total payments of $80,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2018.

Current debt (Short-term borrowings)

Related Party

The Company has a note payable-related party loan balance of $250,100 as of August 31, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $7,269 at August 31, 2018 and 2017.  The unamortized debt discount at August 31, 2018 and February 28, 2018 was $6,057 and $13,326, respectively.

12% Note balances at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(3,377)	(7,429)
12% Subordinated notes balance, net	$311,623	$307,571

12% Note balances – related parties at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(2,680)	(5,897)
12% Subordinated notes – related party balance, net	$247,320	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At August 31, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Six Months August 31, 2018	-	-	-
Totals	150,000	150,000	2

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

On October 31, 2016 through the Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Restructuring Agreement”), the maturity date of the loan was changed to February 28, 2020.  Pursuant to the Restructuring Agreement, in exchange for the proceeds it received from the Kentucky Sale, Maximilian and the Company have agreed to a commitment by Maximilian to advance up to $250,000 in financing to the Company over the following six month period and the pursuit of the Michigan exploratory joint drilling project using the $250,000 set aside from the Kentucky Sale.

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at August 31, 2018 and February 28, 2018 was $2,914,609 and $1,812,128, respectively.  The Company is currently considered to be in default under the terms of its credit facility loan and interest is being accrued at the rate of 23.8% since March 1, 2018.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender to assume the Maximilian credit facility.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.

During the six months ended August 31, 2018 and 2017, the Company received advances of $-0- and $35,000, respectively, under the terms of the credit facility.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of August 31, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, we have been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at August 31, 2018 and February 28, 2018 was $7,577 and $5,158, respectively.  During the six months ended August 31, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at August 31, 2018 and February 28, 2018 are set forth in the table below:

	August 31, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	2,922,187	1,817,287
Total Maximilian debt	$12,079,981	$10,975,081

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

At August 31, 2018 and February 28, 2018, the line of credit had an outstanding balance of $841,696 and $873,350, respectively.  During the six months ended August 31, 2018 and 2017, the Company made payments to the line of credit of $80,000 and $30,000, respectively.  Interest incurred for the six months ended August 31, 2018 and 2017 was $15,046 and $17,016, respectively.

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

At August 31, 2018, a total of 3,000,000 shares of restricted stock had been awarded under the 2009 Plan, with 2,986,220 shares outstanding and fully vested.  A total of 1,013,780 common stock shares remained available at August 31, 2018 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the six months ended August 31, 2018 and 2017, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

Our financial statements as of August 31, 2018 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Off-Balance Sheet Arrangements

As of August 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2018, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q Report, you should carefully consider the various factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 28, 2018, which could materially affect our business, financial condition or future results.  Our Annual Report is available from the SEC at www.sec.gov.  The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition or future results of operations.

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

Date: October 12, 2018