Form 10-Q
period 2018-11-30
DAYBREAK OIL & GAS, INC.
filed 2019-01-14
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

At January 14, 2019 the registrant had 51,532,364 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30, 2018	As of February 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,651	$48,535
Restricted cash (short-term time deposit)	-	100,029
Accounts receivable:
Crude oil sales	90,987	104,840
Joint interest participants	55,769	58,452
Prepaid expenses and other current assets	22,992	21,796
Total current assets	211,399	333,652
CRUDE OIL AND NATURAL GAS PROPERTIES, successful efforts method, net
Proved properties	675,258	714,609
Unproved properties	31,187	31,187
PREPAID DRILLING COSTS	16,452	16,452
Total assets	$934,296	$1,095,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,023,741	$2,022,672
Accounts payable – related parties	1,845,741	1,664,845
Accrued interest	3,491,480	1,822,673
Notes payable – related party	250,100	250,100
12% Notes payable, net of discount of $1,351 and $7,429, respectively	313,649	307,571
12% Notes payable – related party, net of discount of $1,072 and $5,897, respectively	248,928	244,103
Debt - current	9,157,794	9,157,794
Line of credit	834,329	873,350
Total current liabilities	18,165,762	16,343,108
LONG TERM LIABILITIES:
Asset retirement obligation	41,265	37,174
Total liabilities	18,207,027	16,380,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 51,532,364 shares issued and outstanding	51,532	51,532
Additional paid-in capital	22,997,759	22,997,759
Accumulated deficit	(40,322,732)	(38,334,383)
Total stockholders’ deficit	(17,272,731)	(15,284,382)
Total liabilities and stockholders’ deficit	$934,296	$1,095,900

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2017	2018	2017
REVENUE:
Crude oil sales	$192,436	$169,532	$586,139	$438,295

OPERATING EXPENSES:
Production	41,337	38,229	115,893	130,454
Exploration and drilling (G&G)	-	8,048	992	103,041
Depreciation, depletion, and amortization (DD&A)	18,144	26,190	55,669	77,526
General and administrative	214,304	221,706	661,674	732,755
Total operating expenses	273,785	294,173	834,228	1,043,776
OPERATING LOSS	(81,349)	(124,641)	(248,089)	(605,481)

OTHER EXPENSE:
Interest expense, net	(576,795)	(411,414)	(1,740,260)	(1,366,931)

NET LOSS	(658,144)	(536,055)	(1,988,349)	(1,972,412)

Cumulative convertible preferred stock dividend requirement	(31,841)	(31,841)	(96,223)	(96,741)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(689,985)	$(567,896)	$(2,084,572)	$(2,069,153)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	51,532,364	51,532,364	51,532,364	51,520,666

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,988,349)	$(1,972,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment expense	55,669	77,526
Amortization of debt discount	10,903	10,904
Amortization of deferred financing costs	-	238,598
Reclass of unproved crude oil and natural gas properties to exploration expense	-	51,486
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	13,853	(24,403)
Accounts receivable - joint interest participants	2,683	(10,897)
Accounts receivable – other	-	(833)
Prepaid expenses and other current assets	(1,196)	(2,570)
Accounts payable and other accrued liabilities	1,069	242,178
Accounts payable - related parties	180,896	185,315
Accrued interest	1,691,486	1,052,851
Net cash used in operating activities	(32,986)	(152,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(12,227)	-
Net cash used in investing activities	(12,227)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	102,700
Additions to line of credit	33,300	65,000
Payments on line of credit	(95,000)	(45,000)
Net cash provided by (used in) financing activities	(61,700)	122,700

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(106,913)	(29,557)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	148,564	142,063
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$41,651	$112,506

CASH PAID FOR:
Interest	$60,568	$64,619
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$22,680	$24,093
Proceeds of debt paid directly to accounts payable vendor	$-	$10,650
Revision to asset retirement obligation	$-	$40,108
Conversion of preferred stock to common stock	$-	$45

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the crude oil and natural gas exploration industry and as of November 30, 2018 has an accumulated deficit of $40,322,732 and a working capital deficit of $17,954,363 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Daybreak’s financial statements as of November 30, 2018 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

On December 27, 2018, the Company settled its outstanding indebtedness with Maximilian including a release of and termination of all liens and security interests granted to Maximilian with respect to the Company’s California and Michigan Projects.  Please refer to Note 14 – Subsequent Events for further discussion on this transaction.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).  The update is effective for years beginning December 15, 2017, including interim reporting periods within those fiscal years.  Early adoption is permitted.  The purpose of Update 2016-18 is to clarify guidance and presentation related to restricted cash in the Statements of Cash Flows.  The amendment requires beginning-of-period and end-of-period total amounts shown on the Statements of Cash Flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents.  Adoption of this new standard did not have a material impact on the Company’s financial statements.

NOTE 4 — RESTRICTED CASH:

A reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such cash amounts shown in the statement of cash flows is set forth in the table below.

	November 30, 2018	November 30, 2017
Cash and cash equivalents	$41,651	$12,487
Restricted cash	-	100,019
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,651	$112,506

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of crude oil production.  The Company has no natural gas production in California.  At November 30, 2018 and February 28, 2018 this one customer represented 100.0% of the crude oil sales receivable balance.  If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable balances from California crude oil sales of $90,987 and $104,840 at November 30, 2018 and February 28, 2018, respectively were from one customer, Plains Marketing and represent crude oil sales that occurred in November and February 2018, respectively.

Joint interest participant receivables balances of $55,769 and $58,452 at November 30, 2018 and February 28, 2018, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2018 and February 28, 2018 as the joint interest owners have a history of paying their obligations.

At November 30, 2018, the Company owed our principal lender, Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), an aggregate $12.6 million or approximately 69.4% of the Company’s total debt.

On December 27, 2018, the Company settled its outstanding indebtedness with Maximilian.  Please refer to Note 14 – Subsequent Events for further discussion about this transaction.

NOTE 6 — CRUDE OIL AND NATURAL GAS PROPERTIES:

Crude oil and natural gas property balances at November 30, 2018 and February 28, 2018 are set forth in the table below.

	November 30, 2018	February 28, 2018
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,298,186	2,293,668
Capitalized exploratory well costs	1,341,494	1,333,785
Cost of proved crude oil and natural gas properties	3,754,799	3,742,572
Accumulated depletion, depreciation, amortization and impairment	(3,079,541)	(3,027,963)
Proved crude oil and natural gas properties, net	$675,258	$714,609
Michigan unproved crude oil and natural gas properties	31,187	31,187
Total proved and unproved crude oil and natural gas properties, net	$706,445	$745,796

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project in California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million liability, $244,849 remains unpaid and is included in both the November 30, 2018 and February 28, 2018 accounts payable balances.  Payment of this liability has been delayed until the Company’s cash flow situation improves.  On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  At November 30, 2018, the balance owed this working interest partner was $122,746.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2018 and February 28, 2018 accounts payable – related parties balances of approximately $1.8 million and $1.7 million respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Current debt (Short-term borrowings)

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of November 30, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement offering to accredited investors, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  Effective January 29, 2017, the maturity date of the Notes and the expiration date of the warrants that were issued in conjunction with the Notes were extended for an additional two years to January 29, 2019.  The exercise price of the associated warrants was lowered from $0.14 to $0.07 as part of the Note maturity extension.  There are ten noteholders, holding 980,000 warrants (including 500,000 warrants held by a related party) who have not yet exercised their warrants.  The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  The fair value of the warrant modification, as determined by the Black-Scholes option pricing model, was $29,075 and was recognized as a discount to debt and is being amortized over the extended maturity date of the Notes.  The Black-

Scholes valuation encompassed the following weighted average assumptions: a risk free interest rate of 1.22%; volatility of 378.73%; and dividend yield of 0.0%.

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $10,903 at November 30, 2018 and 2017, respectively.  The unamortized debt discount at November 30, 2018 and February 28, 2018 was $2,423 and $13,326, respectively.

12% Note balances at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(1,351)	(7,429)
12% Subordinated notes balance, net	$313,649	$307,571

12% Note balances – related parties at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(1,072)	(5,897)
12% Subordinated notes – related party balance, net	$248,928	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants (including 500,000 held by a related party) were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At November 30, 2018, there were 980,000 warrants (including 500,000 held by a related party) that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Nine Months Ended November 30, 2018	-	-	-
Totals	150,000	150,000	2

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

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at November 30, 2018 and February 28, 2018 was $3,459,858 and $1,812,128, respectively.  During the nine months ended November 30, 2018 and 2017, the Company received advances of $-0- and $102,700, respectively, under the terms of the credit facility.

On December 27, 2018, the Company settled its outstanding indebtedness with Maximilian including a release and termination of all liens and security interests granted to Maximilian with respect to the Company’s California and Michigan projects.  Please refer to Note 14 – Subsequent Events for further discussion on this transaction.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of November 30, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, we have been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at November 30, 2018 and February 28, 2018 was $8,774 and $5,158, respectively.  During the nine months ended November 30, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	3,468,632	1,817,287
Total Maximilian debt	$12,626,426	$10,975,081

On December 27, 2018, the Company settled its outstanding indebtedness with Maximilian including a release and termination of all liens and security interests granted to Maximilian with respect to the Company’s California and Michigan projects.  Please refer to Note 14 – Subsequent Events for further information on this transaction.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer.  On July 10, 2017, $700,000 of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining principal balance of the line of credit has a stated monthly reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The monthly interest rate on the remaining principal balance for November 2018 was 0.483%.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

At November 30, 2018 and February 28, 2018, the line of credit had an outstanding balance of $834,329 and $873,350, respectively.  During the nine months ended November 30, 2018 and 2017, the Company received advances of $33,300 and $65,000 from the line of credit.  Additionally during the nine months ended November 30, 2018, the Company made payments to the line of credit of $95,000 and $45,000, respectively.  Interest incurred for the nine months ended November 30, 2018 and 2017 was $22,680 and $24,903, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At November 30, 2018 and February 28, 2018, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock.  As of November 30, 2018, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
February 29, 2008	102,300	306,900	10
February 28, 2009	237,000	711,000	12
February 28, 2010	51,900	155,700	4
February 28, 2011	102,000	306,000	4
February 29, 2012	-	-	-
February 28, 2013	18,000	54,000	2
February 28, 2014	151,000	453,000	9
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	-	-	-
February 28, 2018	14,997	44,991	1
November 30, 2018	-	-	-
Totals	690,197	2,070,591	44

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

As of November 30, 2018 no dividends have been declared or paid.  Dividends earned since issuance for each fiscal year and the nine months ended November 30, 2018 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
November 30, 2018	56	96,223
		$2,066,371

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 51,532,364 shares were issued and outstanding as of November 30, 2018 and February 28, 2018, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-
Common stock, Issued and Outstanding, November 30, 2018	51,532,364

NOTE 11 — WARRANTS:

Warrants outstanding and exercisable as of November 30, 2018 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Exercisable Warrants Remaining
12% Subordinated notes	980,000	$0.07	0.17	980,000
	980,000			980,000

Warrant activity for the nine months ended November 30, 2018 is set forth in the table below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the nine months ended November 30, 2018:
Issued	-
Expired / Cancelled / Forfeited	6,859,784
Warrants outstanding, November 30, 2018	980,000	$0.07

Warrants exercisable, November 30, 2018	980,000	$0.07

During the nine months ended November 30, 2018, there were no warrants issued, exercised or cancelled.  There were 6,859,784 warrants that expired.  These warrants had been issued to either Maximilian or to third parties in relation to financing that occurred in 2012 and 2013 through Maximilian.  The remaining outstanding warrants as of November 30, 2018, have a weighted average exercise price of $0.07, a weighted average remaining life of 0.17 years, and an intrinsic value of $-0-.

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2018	February 28, 2018
Computed at U.S. and state statutory rates	$(593,325)	$(981,966)
Permanent differences	1,570	29,060
New tax law adjustment	-	2,912,689
Changes in valuation allowance	591,755	(1,959,783)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2018	February 28, 2018
Deferred tax assets:
Net operating loss carryforwards	$9,013,635	$8,413,128
Crude oil and natural gas properties	38,682	47,434
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(9,146,342)	(8,554,587)
Total	$-	$-

At November 30, 2018, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $30,206,552 which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $2,963,803 will not expire and will carry over indefinitely.  The valuation allowance increased $591,755 and $1,959,784 for the nine months ended November 30, 2018 and the year ended February 28, 2018, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2018.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil and natural gas properties.

The Company’s minimum annual office rental lease commitments by fiscal year as of November 30, 2018 is shown in the table below:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2019	$3,532
February 29, 2020	9,300
February 28, 2021	6,200
February 28, 2022	-
February 28, 2023 and thereafter	-
Totals	$19,032

NOTE 14 — SUBSEQUENT EVENTS:

On December 27, 2018, the Company paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness through its credit facility and Michigan debt in the amount of approximately $12.6 million.  The Company also acquired an additional 40% working interest in the Daybreak’s Michigan Project along with a note receivable from its Michigan Project Partner.  Daybreak now owns a 70% working interest in its Michigan Project.  Furthermore, all liens and security interests granted to Maximilian with respect to the Company’s leases in California and Michigan have been terminated and released.  The effects of this transaction will be reflected on the Company’s financial statements at February 28, 2019.  The $700,000 paid to Maximilian was obtained from private investors (of which $300,000 was from a related party) by selling a Production Payment from future wells to be drilled in California and Michigan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2018 and in our Annual Report on Form 10-K for the year ended February 28, 2018.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2018 and in this Form 10-Q for the nine months ended November 30, 2018 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

On December 27, 2018, the Company paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness through its credit facility and Michigan debt in the amount of approximately $12.6 million.  The Company also acquired an additional 40% working interest in the Daybreak’s Michigan Project along with a note receivable from its Michigan Project Partner.  Daybreak now owns a 70% working interest in its Michigan Project.  Furthermore, all liens and security interests granted to Maximilian with respect to the Company’s leases in California and Michigan have been terminated and released.  The effects of this transaction will be reflected on the Company’s financial statements at February 28, 2019.  The $700,000 paid to Maximilian was obtained from private investors (of which $300,000 was from a related party) by selling a Production Payment from future wells to be drilled in California and Michigan.  The Company intends to raise an additional $600,000 to drill new wells in California and Michigan.

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

During the nine months ended November 30, 2018 we had production from 20 vertical crude oil wells.  Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We plan to spend approximately $300,000 in new capital investments within the East Slopes Project area in the 2019 calendar year if new financing is in place.  Each new development well has a Daybreak net cost of $150,000.

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

Results of Operations – Nine months ended November 30, 2018 compared to the nine months ended November 30, 2017

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

There has been a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices for the nine months ended November 30, 2018 in comparison to the nine months ended November 30, 2017, there is no guarantee that this trend will continue.  Most recently the monthly average WTI price of oil has declined from $70.75 in October of 2018 to $56.96 in November 2018 representing the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may rebound to 2014 levels, as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the nine months ended November 30, 2018 and 2017 is shown in the table below:

	Nine Months Ended
	November 30, 2018	November 30, 2017	Percentage Change
Average nine month WTI crude oil price (Bbl)	$67.09	$49.64	35.2%
Average nine month realized crude oil sales price (Bbl)	$67.83	$45.38	49.5%

For the nine months ended November 30, 2018, the average WTI price was $67.09 and our average realized crude oil sale price was $67.83, representing a premium of $0.74 per barrel or 1.1% higher than the average WTI price.  In comparison, for the nine months ended November 30, 2017, the average WTI price was $49.64 and our average realized sale price was $45.38 representing a discount of $4.26 per barrel or 8.6% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the nine months ended November 30, 2018 increased $147,844 or 33.7% to $586,139 in comparison to revenue of $438,925 for the nine months ended November 30, 2017.  The average sale price of a barrel of crude oil for the nine months ended November 30, 2018 was $67.83 in comparison to $45.38 for the nine months ended November 30, 2017.  The increase of $22.45 or 49.5% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the nine months ended November 30, 2018.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.

Our net sales volume for the nine months ended November 30, 2018 was 8,641 barrels of crude oil in comparison to 9,659 barrels sold for the nine months ended November 30, 2017.  This decrease in crude oil sales volume of 1,018 barrels or 10.5% was due to 21 fewer days of production and the natural decline in reservoir pressure during the nine months ended November 30, 2018.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the nine months ended November 30, 2018 was from 20 wells resulting in 5,460 well days of production in comparison to 5,481 well days of production for the nine months ended November 30, 2017.

Our crude oil sales revenue for the nine months ended November 30, 2018 and 2017 is set forth in the following table:

	Nine Months Ended November 30, 2018		Nine Months Ended November 30, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$586,139	100.0%	$438,295	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2018 was $67.83 in comparison to $45.38 for the nine months ended November 30, 2017, representing an increase of $22.45 or 49.5% per barrel.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2018 were $834,228, a decrease of $209,548 or 20.1% compared to $1,043,776 for the nine months ended November 30, 2017.  The decrease was due to less exploration work associated with our Michigan exploratory joint drilling project in the amount of $102,049 during the prior comparative period and a decrease of $71,081 in G&A expenses.  Operating expenses for the nine months ended November 30, 2018 and 2017 are set forth in the table below:

	Nine Months Ended November 30, 2018			Nine Months Ended November 30, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$115,893	13.9%		$130,454	12.5%
Exploration and drilling expenses	992	0.1%		103,041	9.9%
Depreciation, depletion, amortization (“DD&A”)	55,669	6.7%		77,526	7.4%
General and administrative (“G&A”) expenses	661,674	79.3%		732,755	70.2%
Total operating expenses	$834,228	100.0%	$96.54	$1,043,776	100.0%	$108.06

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the nine months ended November 30, 2018, these expenses decreased by $14,561 or 11.2% to $115,893 in comparison to $130,454 for the nine months ended November 30, 2017.  For the nine months ended November 30, 2018 and 2017, we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the nine months ended November 30, 2018 and 2017 was $13.41 and $13.51, respectively.  Production expenses represented 13.9% and 12.5% of total operating expenses for the nine months ended November 30, 2018 and 2017, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  For the nine months ended November 30, 2018, these expenses decreased $102,049 to $992 in comparison to $103,041 the nine months ended November 30, 2017.  The two primary reasons for the year-to-year decrease was the G&G work on the new Michigan exploratory joint drilling project in the amount of $88,543 and the plug and abandonment (P&A) operations on two non-producing well bores in California for $14,492 representing $103,035 in aggregate that was done during the nine months ended November 30, 2017.  Exploration and drilling expenses represented 0.1% and 9.9% of total operating expenses for the nine months ended November 30, 2018 and 2017, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the nine months ended November 30, 2018, DD&A expenses decreased $21,857 or 28.2% to $55,669 in comparison to $77,526 for the nine months ended November 30, 2017.  On a BOE basis, DD&A expense was $6.44 and $8.03 for the nine months ended November 30, 2018 and 2017, respectively.  The decrease in DD&A is directly related to the increase in our reserve estimates in comparison to the prior year reserves.  DD&A expenses represented 6.7% and 7.4% of total operating expenses for the nine months ended November 30, 2018 and 2017, respectively.

General and administrative (“G&A”) expenses include the salaries of our six full-time employees, including management.  Fifty percent (50%) of certain management salaries are currently being deferred until the Company’s cash flow improves, however the entire salary expense is recognized under G&A on the statements of operations.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil and natural gas properties as well as for running a public company.  For the nine months ended November 30, 2018, G&A expenses decreased $71,081 or 9.7% to $661,674 in comparison to $732,755 for the nine months ended November 30, 2017.  We received, as Operator in California, administrative overhead reimbursement of $39,965 during the nine months ended November 30, 2018 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 79.3% and 70.2% of total operating expenses for the nine months ended November 30, 2018 and 2017, respectively.

Interest expense, net for the nine months ended November 30, 2018 increased $373,329 or 27.3% to $1,740,260 in comparison to $1,366,931 for the nine months ended November 30, 2017.  The increase in interest expense was due to the higher default rate of interest on our credit facility with Maximilian.  Refer to the discussion below under the caption Current debt (Short-term borrowings) for more information on the Maximilian credit facility loan.

Results of Operations – Three months ended November 30, 2018 compared to the three months ended November 30, 2017

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended November 30, 2018 and 2017 is shown in the table below:

	Three Months Ended
	November 30, 2018	November 30, 2017	Percentage Change
Average three month WTI crude oil price (Bbl)	$65.98	$52.68	25.3%
Average three month realized crude oil sales price (Bbl)	$68.76	$52.02	32.2%

For the three months ended November 30, 2018, the average WTI price was $65.98 and our average realized crude oil sale price was $68.76, representing a premium of $2.78 per barrel or 4.2% higher than the average WTI price.  In comparison, for the three months ended November 30, 2017, the average WTI price was $52.68 and our average realized sale price was $52.02 representing a discount of $0.66 per barrel or 1.3% lower than the average WTI price.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended November 30, 2018, increased $22,904 or 13.5% to $192,436 in comparison to revenue of $169,532 for the three months ended November 30, 2017.  The average sale price of a barrel of crude oil for the three months ended November 30, 2018 was $68.76 in comparison to $52.02 for the three months ended November 30, 2017.  The increase of $16.74 or 32.2% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the three months ended November 30, 2018.

Our net sales volume for the three months ended November 30, 2018 was 2,799 barrels of crude oil in comparison to 3,259 barrels sold for the three months ended November 30, 2017.  This decrease in crude oil sales volume of 460 barrels or 14.1% was due to 37 fewer days of production and the natural decline in reservoir pressure during the three months ended November 30, 2018.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the three months ended November 30, 2018 was from 20 wells resulting in 1,783 well days of production in comparison to 1,820 well days of production for the three months ended November 30, 2017.

Our crude oil sales revenue for the three months ended November 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended November 30, 2018		Three Months Ended November 30, 2017
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$192,436	100.0%	$169,532	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2018 was $68.76 in comparison to $52.02 for the three months ended November 30, 2017, representing an increase of $16.74 or 32.2% per barrel.

Operating Expenses

Total operating expenses for the three months ended November 30, 2018 were $273,785, a decrease of $20,388 or 6.9% compared to $294,173 for the three months ended November 30, 2017.  Operating expenses for the three months ended November 30, 2018 and 2017 are set forth in the table below:

	Three Months Ended November 30, 2018			Three Months Ended November 30, 2017
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$41,337	15.1%		$38,229	13.0%
Exploration and drilling expenses	-	0.0%		8,048	2.7%
Depreciation, depletion, amortization (“DD&A”)	18,144	6.6%		26,190	8.9%
General and administrative (“G&A”) expenses	214,304	78.3%		221,706	75.4%
Total operating expenses	$273,785	100.0%	$97.82	$294,173	100.0%	$90.27

For the three months ended November 30, 2018, production expenses increased by $3,108 or 8.1% to $41,337 in comparison to $38,229 for the three months ended November 30, 2017.  For the three months ended November 30, 2018 and 2017 we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended November 30, 2018 and 2017 were $14.77 and $11.73, respectively.  Production expenses represented 15.1% and 13.0% of total operating expenses for the three months ended November 30, 2018 and 2017, respectively.

For the three months ended November 30, 2018, we did not incur any exploration and drilling expenses in comparison to $8,048 for the three months ended November 30, 2017.  Exploration and drilling expenses represented 0.0% and 2.7% of total operating expenses for the three months ended November 30, 2018 and 2017, respectively.

For the three months ended November 30, 2018, DD&A expenses decreased $8,046 or 30.7% to $18,144 in comparison to $26,190 for the three months ended November 30, 2017.  DD&A on a BOE basis was $6.48 and $8.04 for the three months ended November 30, 2018 and 2017, respectively.  The decrease in DD&A is directly related to the increase in our reserve estimates in comparison to the prior year reserves.  DD&A expenses represented 6.6% and 8.9% of total operating expenses for the three months ended November 30, 2018 and 2017, respectively.

For the three months ended November 30, 2018, G&A expenses decreased $7,402 or 3.3% to $214,304 in comparison to $221,706 for the three months ended November 30, 2017.  Fifty percent (50%) of certain employee’s salaries are currently being deferred until the Company’s cash flow improves, however the entire salary expense is recognized under G&A on the statements of operations.  We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended November 30, 2018 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 78.3% and 75.4% of total operating expenses for the three months ended November 30, 2018 and 2017, respectively.

Interest expense, net for the three months ended November 30, 2018 increased $165,381 or 40.2% to $576,795 in comparison to $411,414 for the three months ended November 30, 2017.  The increase in interest expense was due to the higher default rate of interest on our credit facility with Maximilian.  Refer to the discussion below under the caption Current debt (Short-term borrowings) for more information on the Maximilian credit facility loan.  The credit facility activity is discussed further in the discussion of the Maximilian Loan Agreement (Credit Facility) under the Current Debt (Short-Term Borrowings) section of this MD&A.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing.  There has been a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices for the nine months ended November 30, 2018 in comparison to the nine months ended November 30, 2017, there is no guarantee that this trend will continue.  Most recently, the monthly average WTI price of oil has declined from $70.75 in October of 2018 to $56.96 in November 2018 representing the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may continue to rebound as there are many factors beyond our control that dictate the price we receive for our crude oil sales.

We plan to spend approximately $300,000 in new capital investments within the East Slopes Project area in the 2019 calendar year if new financing is in place.  Each new development well has a Daybreak net cost of $150,000.  However, our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are unable to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at November 30, 2018 in comparison to February 28, 2018 are set forth in the table below:

			Increase	Percentage
	November 30, 2018	February 28, 2018	(Decrease)	Change
Cash	$41,651	$48,535	$(6,884)	(14.2%)
Restricted cash	$-	$100,029	$(100,029)	(100.0%)
Current Assets	$211,399	$333,652	$(122,253)	(36.6%)
Total Assets	$934,296	$1,095,900	$(161,604)	(14.7%)
Current Liabilities	$(18,165,762)	$(16,343,108)	$1,822,654	11.2%
Total Liabilities	$(18,207,027)	$(16,380,282)	$1,826,745	11.2%
Working Capital Deficit	$(17,954,363)	$(16,009,456)	$1,944,907	12.1%

Our working capital deficit increased approximately $1.9 million or 12.1% to $17,954,363 at November 30, 2018 in comparison to $16,009,456 at February 28, 2018.  The increase in our working capital deficit was due to an increase in our accounts payable balances and accrued interest relating to the Maximilian credit facility loan as well as a decrease in both our cash balance and our restricted cash balances.

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

The Company’s financial statements for the nine months ended November 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the crude oil and natural gas exploration industry in 2005, and as of the nine months ended November 30, 2018, we have an accumulated deficit of $40,322,732 and a working capital deficit of $17,954,363 which raises substantial doubt about our ability to continue as a going concern.

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

As a subsequent event to the end of our fiscal third quarter, on December 27, 2018, we paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness on our credit facility and Michigan debt in the amount of approximately $12.6 million.  The Company also acquired an additional 40% working interest in the Daybreak’s Michigan Project along with a note receivable from its Michigan Project Partner.  Daybreak now owns a 70% working interest in its Michigan Project.  Furthermore, all liens and security interests granted to Maximilian with respect to the Company’s leases in California and Michigan have been terminated and released.  The effects of this transaction will be reflected on the Company’s financial statements at February 28, 2019.  The $700,000 paid to Maximilian was obtained from private investors (of which $300,000 was from a related party) by selling a Production Payment from future wells to be drilled in California and Michigan.  The Company intends to raise an additional $600,000 to drill new wells in California and Michigan.

Changes in Financial Condition

During the nine months ended November 30, 2018, we received crude oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  We experienced an increase in revenues of $147,844 or 33.7% to $586,139 for the nine months ended November 30, 2018 in comparison to revenues of $438,295 for the nine months ended November 30, 2017.  The increase of $22.45 or 49.5% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the nine months ended November 30, 2018.  For the nine months ended November 30, 2018, we had an operating loss of $248,089 in comparison to an operating loss of $605,481 for the nine months ended November 30, 2017.  This improvement in reducing our operating loss was due to both an increase in revenue and a reduction in expenses.

Our balance sheet at November 30, 2018 reflects total assets of approximately $0.9 million in comparison to approximately $1.1 million at February 28, 2018.  This decrease of approximately $0.2 million is primarily due to cash outflow from operations and depletion expense.

At November 30, 2018, total liabilities were approximately $18.2 million in comparison to approximately $16.4 million at February 28, 2018.  The increase in liabilities of approximately $1.8 million was due to increases in payables and accrued interest on our credit facility balance with Maximilian.  On December 27, 2018, we paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness through its credit facility and Michigan debt in the amount of approximately $12.6 million.  Refer to the discussion in Capital Resources and Liquidity section of this MD&A for further information on this subsequent event.

The balance of our common stock issued and outstanding of 51,532,364 shares remained unchanged from February 28, 2018.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017	Increase (Decrease)	Percentage Change
Net cash (used in) operating activities	$(32,986)	$(152,257)	(119,271)	(78.3%)
Net cash (used in ) investing activities	$(12,227)	$-	(12,227)	(100.0%)
Net cash provided by (used in) financing activities	$(61,700)	$122,700	(184,400)	(150.3%)

Cash Flow (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the nine months ended November 30, 2018, cash flow used in operating activities was $32,986 in comparison to cash flow used in operating activities of $152,217 for the nine months ended November 30, 2017.  This decrease of $119,271 in our cash flow used in operating activities for the nine months ended November 30, 2018 was due to a reduction in our changes of non-cash operating expenses and accounts payable balances offset by changes in our asset and accrued interest balances.  Changes in non-cash account balances relate primarily to DD&A and amortization of debt discount.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used In) Investing Activities

Cash flow from investing activities is derived from changes in crude oil and natural gas property balances and any lending activities.  Cash flow used in our investing activities for the nine months ended November 30, 2018 was $12,227 in comparison to cash flow used in our investing activities of -$0- for the nine months ended November 30, 2017.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow used in our financing activities was $61,700 for the nine months ended November 30, 2018 in comparison to cash flow provided by our financing activities of $122,700 for the nine months ended November 30, 2017.  This increase of $184,400 used in our cash flow activities was primarily due to an additional principal payment of $50,000 made to reduce the outstanding balance on the UBS line of credit.  For the nine months ended November 30, 2018, we made total payments of $95,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2018.

Current debt (Short-term borrowings)

Related Party

The Company has a note payable-related party loan balance of $250,100 as of November 30, 2018 and February 28, 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Notes principal of $565,000 is payable in full at the amended maturity date of the Notes.  Should the Board of Directors, on the maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $10,903 at November 30, 2018 and 2017.  The unamortized debt discount at November 30, 2018 and February 28, 2018 was $2,423 and $13,326, respectively.

12% Note balances at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
12% Subordinated notes	$315,000	$315,000
Debt discount	(1,351)	(7,429)
12% Subordinated notes balance, net	$313,649	$307,571

12% Note balances – related parties at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
12% Subordinated notes – related party	$250,000	$250,000
Debt discount	(1,072)	(5,897)
12% Subordinated notes – related party balance, net	$248,928	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants have an amended exercise price of $0.07 and an amended expiration date of January 29, 2019.  The 12% Note warrants that have been exercised are set forth in the table below.  At November 30, 2018, there were 980,000 warrants that were not exercised and had not expired.

Fiscal Period	Warrants Exercised	Shares of Common Stock Issued	Number of Accredited Investors
Year Ended February 28, 2014	100,000	100,000	1
Year Ended February 28, 2015	50,000	50,000	1
Year Ended February 29, 2016	-	-	-
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	-	-	-
Nine Months Ended November 30, 2018	-	-	-
Totals	150,000	150,000	2

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

As a result of the decline in hydrocarbon prices that started in June of 2014, the Company has been unable to make any type of interest or principal payments required under the amended terms of its credit facility with Maximilian since December of 2015.  Due to the Company’s default on the Maximilian loan, all unamortized discount and deferred financing costs were fully amortized during the twelve months ended February 28, 2018.  Under the terms of the Restructuring Amendment all unpaid interest is currently being accrued.  Accrued interest on the credit facility loan at November 30, 2018 and February 28, 2018 was $3,459,858 and $1,812,128, respectively.  During the nine months ended November 30, 2018 and 2017, the Company received advances of $-0- and $102,700, respectively, under the terms of the credit facility.

On December 27, 2018, we paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness on the credit facility and Michigan debt in the amount of approximately $12.6 million.  The settlement included a release and termination of all liens and security interests granted to Maximilian with respect to the Company’s California and Michigan projects.  Refer to the discussion in Capital Resources and Liquidity section of this MD&A for further information on this subsequent event.

Maximilian Promissory Note – Michigan Exploratory Joint Drilling Project

The Company has a note payable loan balance to Maximilian of $94,650 as of November 30, 2018 and February 28, 2018.  The Company has received $94,650 in aggregate from multiple advances since January 2017 from Maximilian under a separate promissory note agreement dated January 17, 2017 and amended on February 10, 2017 regarding the development of an exploratory joint drilling project in Michigan.  Advances under this agreement are subject to a 5% (five percent) per annum interest rate.  In the event of a default of any of the Company’s obligations under the promissory note, the amounts due may be called immediately due and payable at Maximilian’s option.

Due to a lack of available funding from Maximilian, we have been unable to spud a well on the Michigan project.  The Company is currently considered to be in default under the terms of its loan agreement.  Maximilian is currently in receivership.  The United States District Court for the Eastern District of New York, Southern Division has hired consultants to assist in finding a new lender.  No assurances can be made as to who the new lender will be or how the structure of the loan will affect the Company.  Accrued interest on the Michigan promissory note at November 30, 2018 and February 28, 2018 was $8,774 and $5,158, respectively.  During the nine months ended November 30, 2018 and 2017, the Company received advances of $-0- and $10,650.  The $10,650 was paid directly to the Operator of the Michigan project by Maximilian on the Company’s behalf.

In accordance with the guidance found in ASC-470-10-45, the entire balance of both the Maximilian credit facility loan and the Michigan loan is presented under the current liabilities section of the balance sheets.  Current debt balances at November 30, 2018 and February 28, 2018 are set forth in the table below:

	November 30, 2018	February 28, 2018
Credit facility balance	$9,063,144	$9,063,144
Michigan exploratory joint drilling debt	94,650	94,650
Subtotal debt	9,157,794	9,157,794
Accrued interest on credit facility and Michigan exploratory joint drilling debt	3,468,632	1,817,287
Total Maximilian debt	$12,626,426	$10,975,081

On December 27, 2018, we paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness on the credit facility and Michigan debt in the amount of approximately $12.6 million.  The settlement included a release and termination of all liens and security interests granted to Maximilian with respect to the Company’s California and Michigan projects.  Refer to the discussion in Capital Resources and Liquidity section of this MD&A for further information on this subsequent event.

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

At November 30, 2018 and February 28, 2018, the line of credit had an outstanding balance of $834,329 and $873,350, respectively.  During the nine months ended November 30, 2018 and 2017, the Company made payments to the line of credit of $95,000 and $45,000, respectively.  Interest incurred for the nine months ended November 30, 2018 and 2017 was $22,680 and $24,903, respectively.

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

At November 30, 2018, a total of 3,000,000 shares of restricted stock had been awarded under the 2009 Plan, with 2,986,220 shares outstanding and fully vested.  A total of 1,013,780 common stock shares remained available at November 30, 2018 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the nine months ended November 30, 2018 and 2017, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

Our financial statements as of November 30, 2018 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

On December 27, 2018, we paid Maximilian $700,000 to finalize a settlement of outstanding indebtedness on the credit facility and Michigan debt in the amount of approximately $12.6 million.  The settlement included a release and termination of all liens and security interests granted to Maximilian with respect to on the Company’s California and Michigan projects.  Refer to the discussion in Capital Resources and Liquidity section of this MD&A for further information on this subsequent event.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Off-Balance Sheet Arrangements

As of November 30, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2018, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.1(1)

Securities Purchase Agreement dated December 27, 2018 by and between Daybreak Oil and Gas, Inc. and Maximilian Resources, LLC.

10.2(1)

Production Payment Interest Purchase Agreement dated December 27, 2018 by and among Daybreak Oil and Gas, Inc. and the purchasers named therein.

31.1(2)

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)

XBRL Instance Document

101.SCH(3)

XBRL Taxonomy Schema

101.CAL(3)

XBRL Taxonomy Calculation Linkbase

101.DEF(3)

XBRL Taxonomy Definition Linkbase

101.LAB(3)

XBRL Taxonomy Label Linkbase

101.PRE(3)

XBRL Taxonomy Presentation Linkbase

(1)

Previously filed as exhibit to Form 8-K on January 3, 2019, and incorporated by reference herein.

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

Date: January 14, 2019