Form 10-K
period 2019-02-28
DAYBREAK OIL & GAS, INC.
filed 2019-05-29
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.01 on August 31, 2018, as reported by the OTC Pink® Open Market was $561,702.

At May 29, 2019, the registrant had 53,532,364 outstanding shares of $0.001 par value common stock.

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

Effective March 1, 2005, we undertook a new business direction for the Company; that of an exploration, development and production company in the crude oil and natural gas industry.  In October of 2005, to better reflect this new direction of the Company, our shareholders approved changing our name to Daybreak Oil and Gas, Inc.  Our Common Stock is quoted on the OTC Pink® Open Market under the symbol DBRM.

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

Our long-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil and natural gas properties and on the prevailing sales price for crude oil and natural gas along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of depressed prices or market volatility, such as we have experienced since June of 2014, will and does have a material adverse effect on our results of operations and financial condition.

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

Modern technology including 3-D seismic helps us identify potential crude oil and natural gas reservoirs and to mitigate our risk.  The Company conducts all of our drilling, exploration and production activities in the United States, and all of our revenues are derived from sales to customers within the United States.  We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.  Currently, our core areas of activity are located in Kern County, California and Michigan, although new opportunities may ultimately be secured in other areas.

In some instances, such as with our California crude oil operations, we strive to be the operator of our crude oil and natural gas properties.  As the operator, we are more directly in control of the timing; costs of drilling and completion; and production operations on our projects.  We are compensated by our other working interest partners for the additional duties performed by Daybreak as operator.  In other instances, we may not serve as operator where we have concluded that the existing operator has existing operational knowledge, equipment and personnel in place, and operates competently and prudently and with the same operational goals that we would have if we served as operator.  However, we have our own personnel onsite during critical operations such as drilling, fracturing and completion operations.

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin.  The leases have been secured and multiple targets were identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017 on the first prospect.  An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations.  We have plans to obtain an additional 3-D survey on the second prospect.  However; the two prospects are independent of each other and the success or failure of either one does not effect the other.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated.  With the settlement of our debt obligations in December 2018 with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment from Maximilian Investors LLC (either party, as appropriate, is referred to as “Maximilian”), we acquired an additional 40% working interest, bringing our aggregate working interest in Michigan to 70%.  The first well is expected to be drilled during the late summer of 2019.

Known Trends and Uncertainties

As we continue to pursue our development and exploratory drilling programs in our California and Michigan properties, respectively, the timing of these activities continues to be determined by current crude oil and natural gas prices; the availability of drilling funds; and in California, the length and timing of the drilling permit approval process.  Additionally, our drilling programs are also very sensitive to drilling costs.  We attempt to control these costs through drilling efficiencies by working with service providers to receive acceptable unit costs.

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

There continues to be a significant amount of volatility in hydrocarbon prices and dramatic decline in our realized sale price of crude oil since June of 2014 when the monthly average price of WTI oil was $105.79 per barrel.  This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the twelve months ended February 28, 2019 in comparison to the twelve months ended February 28, 2018; there is no guarantee this trend will continue.  Most recently the monthly average WTI price of oil has declined from $70.75 in October of 2018 to $54.95 in February 2019 representing the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to improve; when or at what level they may begin to stabilize; or when they may start to decline again as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slope Project in California for the twelve months ended February 28, 2019 and February 28, 2018 is shown in the table below:

	Twelve Months Ended
	February 28, 2019	February 28, 2018	Percentage Change
Average twelve month WTI crude oil price	$63.31	$52.55	20.5%
Average twelve month realized crude oil sales price (Bbl)	$64.64	$49.34	31.0%

For the twelve months ended February 28, 2019, the average WTI price was $63.31 and our average realized crude oil sale price was $64.64, representing a premium of $1.33 per barrel or 2.1% higher than the average WTI price.  In comparison, for the twelve months ended February 28, 2018, the average WTI price was $52.55 and our average realized sale price was $49.34 representing a discount of $3.21 per barrel or 6.1% lower than the average WTI price.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted NYMEX WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the twelve months ended February 28, 2019 increased $114,205 or 18.2% to $742,857 in comparison to revenue of $628,652 for the twelve months ended February 28, 2018.  The average sale price of a barrel of crude oil for the twelve months ended February 28, 2019 was $64.64 in comparison to $49.34 for the twelve months ended February 28, 2018.  The increase of $15.30 or 31.0% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the increase in crude oil revenue for the twelve months ended February 28, 2019.  Effective June 1, 2017, we were able to negotiate with our crude oil purchaser the use of a more favorable crude oil pricing schedule that has contributed to increasing the average realized price we receive on our crude oil sales.

Our net sales volume for the twelve months ended February 28, 2019 was 11,492 barrels of crude oil in comparison to 12,741 barrels sold for the twelve months ended February 28, 2018.  This decrease in crude oil sales volume of 1,249 barrels or 9.8% was primarily due to the natural depletion of the reservoir during the twelve months ended February 28, 2019.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 28, 2019 was from 20 wells resulting in 7,257 well days of production in comparison to 7,236 well days of production from 20 wells for the twelve months ended February 28, 2018.

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

Significant Customers

At our East Slopes Project, located in Kern County, California, we sell all of our crude oil production to one buyer.  At February 28, 2019 and 2018, this one individual customer represented 100% of crude oil sales receivable.  If this local purchaser is unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our crude oil production.

The Company’s accounts receivable from continuing operations in California for crude oil sales at February 28, 2019 and 2018 are set forth in the table below.

		February 28, 2019		February 28, 2018
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$75,410	100.0%	$104,840	100.0%

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

In California, where we currently operate a 20 well oilfield project, there is substantial federal and state regulation and oversight of produced water and its disposal.  Water regulations on California are currently under review and are subject to change.  We produce a substantial amount of water while lifting oil from our reservoirs.  While the water we produce is considered to be “fresh water” under current testing standards, its handling and use are currently under review by regional authorities.  As rules change, we may be required to invest in additional water management infrastructure.  There is no guarantee that we will not have to incur additional costs in the future in regards to the disposal and use of our produced water.

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

Employees and Consultants

At February 28, 2019, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the future as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

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

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of crude oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows.  The volatility in hydrocarbon prices from June of 2014, which we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.  Specifically, our average realized price of crude oil sales for the twelve months ended February 28, 2019 was $64.64 in comparison to the average realized price of $49.34 for the twelve months ended February 28, 2018.

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

We have reported net income of approximately $10.2 million for the year ended February 28, 2019, and we have an accumulated deficit through February 28, 2019 of approximately $28.2 million.  Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness and our current inability to meet our debt obligations will have adverse consequences on our business, financial condition and results of operations.

At February 28, 2019, we had approximately $6.0 million of consolidated indebtedness comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The 12% Notes had a maturity date of January 29, 2019 and the principal balance of $565,000 has not been paid.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to meet principal, interest and payables commitments; which reduces the amount of funds we will have available to finance our operations.  This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Low hydrocarbon price environments and the volatility in prices that we are currently experiencing, as well as operating difficulties and other factors, many of which are beyond our control, are causing our revenues and cash flows from operating activities to decrease and may limit our ability to internally fund our exploration and development activities.

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

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our crude oil and natural gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.  For the twelve months ended February 28, 2019, we determined it was not necessary to recognize any additional non-cash impairment expense on our California crude oil properties due to current hydrocarbon prices.

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

The accuracy of estimated proved reserves and estimated future net cash flows from such reserves is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to crude oil prices, drilling and operating expenses and other matters.  Although we believe that our estimated proved reserves represent reserves that we are reasonably certain to recover, actual future production, crude oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil reserves will most likely vary from the assumptions and estimates used to determine proved reserves.  Any significant variance could materially affect the estimated quantities and value of our crude oil reserves, which in turn could adversely affect our cash flows, results of operations, financial condition and the availability of capital resources.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing crude oil prices and other factors, many of which are beyond our control.  Downward adjustments to our estimated proved reserves could require us to impair the carrying value of our crude oil properties, which would reduce our earnings and increase our stockholders’ deficit.

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

Due to the volatility in crude oil prices and the lack of available drilling capital, we have not drilled any prospective development locations in California since November of 2013.

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

Our financial statements for the year ended February 28, 2019 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 28, 2019, there were 51,532,364 shares of Common Stock and 709,568 shares of Series A Convertible Preferred stock outstanding.

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

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of crude oil and natural gas reserves.  In the past, we have obtained debt financing through commercial loans and credit facilities.  Subsequent debt financing, if available, may require restrictive covenants, which may limit our operating flexibility.  Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock.  The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

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

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our crude oil assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 28, 2019, we were involved in the continuing operations of an oilfield project in Kern County, California.

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin.  The leases have been secured and multiple targets were identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017 on the first prospect.  An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations.  We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect.  However; the two prospects are independent of each other and the success or failure of either one does not effect the other.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated.  With the settlement of our debt obligations in December 2018 with Maximilian, our former lender, we acquired an additional 40% working interest, bringing our aggregate working interest in Michigan to 70%.  The first well is expected to be drilled during the late summer of 2019.

We have not filed any estimates of total, proved net crude oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2019.  Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

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

By utilizing the Sunday centralized production facility our average production expenses have been reduced from over $40 per barrel in 2009 to under $13 per barrel of crude oil for the year ended February 28, 2019.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

Ball Property

The Ball #1-11 well was put on production in late October 2010.  In June 2013 we drilled a development well, the Ball #2-11, on this property.  Production on this property is from the Vedder Sand at approximately 2,500 feet.  We have a 37.5% working interest with a 31.7% NRI in the two producing wells on this property.  Our 3-D seismic data indicates a reservoir of approximately 38 acres in size with the potential for at least three more development wells to be drilled in the future.

Dyer Creek Property

The Dyer Creek #67X-11 (“DC67X”) well was also put on production in late October 2010.  This well produces from the Vedder Sand and is located to the north of the Bear property on the same trapping fault.  We have a 37.5% working interest with a 31.7% NRI in all wells on this property.  The Dyer Creek property has the potential for at least one development well in the future.

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We do not plan to make any capital investments within the East Slopes Project area in the 2019-2020 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

Michigan Acreage Acquisition

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin.  The leases have been secured and multiple targets were identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as identified several additional drilling locations.  We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect.  However the two prospects are independent of each other and the success or failure of either one does not affect the other.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated.  With the settlement of our debt obligations in December 2018 with Maximilian, our former lender, we acquired an additional 40% working interest, bringing our aggregate working interest in Michigan to 70%.  The first well is expected to be drilled during the late summer of 2019.

Encumbrances

As of February 28, 2019, we had no encumbrances on any of our projects in California and Michigan.

Reserves

Crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).  The following table sets forth our estimated net quantities of proved reserves as of February 28, 2019.

As of February 28, 2019, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	Proved Reserves
Reserve Category	Crude Oil (Barrels)	Natural Gas (Mcf)	Total Crude Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE)
Developed	118,114	-	118,114	26.0%
Undeveloped	336,147	-	336,147	74.0%
Total Proved	454,261	-	454,261	100.0%

Changes in our estimated net proved reserves for the twelve months ended February 28, 2019 are set forth in the table below.

Proved Reserves (BOE)
Balance as of February 28, 2018	428,067
Revisions	20,501
Discoveries and extensions	17,185
Production	(11,492)
Balance as of February 28, 2019	454,261

Revisions. Net upward revisions of 20,501 BOE in aggregate were due to higher realized hydrocarbons prices in California during the twelve months ended February 28, 2019 increasing the economic life of our proved reserves.

Discoveries and extensions. For the twelve months ended February 28, 2018, there were 17,185 BOE in extensions in California due to higher realized hydrocarbon prices.

Production. Production in California was 11,492 BOE in aggregate of proved reserves for the twelve months ended February 28, 2019.

As of February 28, 2019, our total proved undeveloped reserves were comprised of our interests in Kern County, California.

Changes in our estimated net proved undeveloped reserves for the twelve months ended February 28, 2019 are set forth in the table below.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2018	318,592
Revisions	370
Discoveries and extensions	17,185
Balance as of February 28, 2019	336,147

Revisions. There were net upward revisions of 370 BOE in aggregate due to higher realized hydrocarbons prices during the twelve months ended February 28, 2019 increasing the economic life of our proved undeveloped reserves.

Discoveries and extensions. For the twelve months ended February 28, 2018, there were there were 17,185 BOE in extensions in California due to higher realized hydrocarbon prices.

Our estimated net proved developed producing reserves of continuing operations in California at February 28, 2019 are set forth in the table below.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	118,114	-	118,114	100.0%

Our estimated net proved undeveloped reserves of continuing operations in California at February 28, 2019 are set forth in the table below.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	336,147	-	336,147	100.0%

The Company has 294,437 Bbls of proved undeveloped reserves that have remained undeveloped for a period greater than five years.  These proved undeveloped reserves have remained undeveloped due to depressed crude oil and natural gas prices and a lack of capital available for drilling.  Under our current drilling plans, we intend to convert all 294,437 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2019 to proved developed reserves within the next five years.

Our estimated proved reserves (BOE) and PV-10 valuation of continuing operations in California at February 28, 2019 are set forth in the table below.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	454,261	4,916,671	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $4.9 million at February 28, 2019 an increase of approximately $1.7 million or 51.4% from the PV-10 reserve valuation at February 28, 2018.  This increase is due to the increase from our average realized price of crude oil sales in comparison to the average realized price from the prior twelve month period.  The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2019 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the twelve month period from March 2018 through February 2019.  The WTI benchmark average price for the twelve months ended February 28, 2019 was $63.58 per barrel of crude oil in comparison to $52.89 in the prior year reserve report.

These benchmark average prices were further adjusted for crude oil quality and gravity, transportation fees and other price differentials resulting in an average realized price in California for the February 28, 2019 reserve report of $64.84 in comparison to $50.29 in the February 28, 2018 reserve report.  Adverse changes in any price differential would reduce our cash flow from operations and the PV-10 of our proved reserves.  Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 454,261 BOE for the twelve months ended February 28, 2019 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

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

Our internal controls over the reserve reporting process are designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance.  Internal reserve preparation is performed by Bobby Ray Greer, Director of Field Operations.  Mr. Greer is a 1984 graduate of University of Southern Mississippi in Hattiesburg, Mississippi with a Bachelor of Science Degree in Geology and is a certified Petroleum Geologist and a member, in good standing, of the American Association of Petroleum Geologists and is a registered professional geologist in Mississippi.  Mr. Greer has over 35 years of experience in petroleum exploration, reservoir analysis, drilling rig construction, oilfield operations and management.

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

Delivery Commitments

As of February 28, 2019, we had no commitments to provide any fixed or determinable quantities of crude oil or natural gas in the near future under contracts or agreements.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of crude oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

On October 31, 2016, we sold our non-operated working interest in crude oil and natural gas properties located in the Twin Bottoms Field in Lawrence County, Kentucky.  As of February 28, 2019, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	For the Twelve Months Ended February 28/29,
	2019	2018	2017
Crude Oil and Natural Gas Production Data:
Kentucky crude oil	-	-	5,842
Kentucky natural gas (Mcf)	-	-	16,678
Kentucky natural gas (BOE)	-	-	2,780

Kentucky crude oil and natural gas (BOE)	-	-	8,622
California crude oil	11,492	12,741	13,035
Total (BOE)	11,492	12,741	21,657

The following table sets forth our net share of crude oil and natural gas revenue by project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2019	2018	2017
Crude Oil and Gas Revenue:
Kentucky crude oil	$-	$-	$253,539
Kentucky natural gas	-	-	26,491
California crude oil	742,857	628,652	482,656
Total	$742,857	$628,652	$762,686

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2019	2018	2017
Average Realized Price:
Crude oil – Kentucky (Bbl)	$-	$-	$43.40
Natural gas – Kentucky (Mcf)	$-	$-	$1.59
Natural gas – Kentucky (BOE)	$-	$-	$9.53

Kentucky Aggregate (BOE)	$-	$-	$32.48
Crude oil – California (Bbl)	$64.64	$49.34	$37.03
Average realized price (BOE)	$64.64	$49.34	$35.22

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Twelve Months Ended February 28/29,
	2019	2018	2017
Average Production Expense (BOE):
Kentucky (BOE)	$-	$-	$6.71
California	$12.96	$13.35	$12.55
Average production cost (BOE)	$12.96	$13.35	$10.23

Gross and Net Acreage

The following table sets forth our interests in developed and undeveloped crude oil lease acreage in California and our undeveloped crude oil lease acreage in Michigan held by us as of February 28, 2019.  As of December 2018, our interest in undeveloped lease acreage in Michigan increased to 70%.  These ownership interests generally take the form of working interests in crude oil leases that have varying terms.  Developed acreage includes leased acreage that is allocated or assignable to producing wells.  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, regardless of whether or not the acreage contains proved reserves.  Gross acres represents the total number of acres in which we have an interest.  Net acres represents the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	800	292	4,261	1,575	5,061	1,867
Michigan	-	-	1,400	980	1,400	980
Total Acreage	800	292	5,661	2,555	6,461	2,847
Average working interest		36.5%		45.1%		44.1%

Undeveloped Acreage Expirations

The following table sets forth expiration dates of our gross and net undeveloped acres from continuing operations in California for the years shown.

	Twelve Months Ended February 28, 2020		Twelve Months Ended February 29, 2021		Twelve Months Ended February 28, 2022
	Gross	Net	Gross	Net	Gross	Net
California	-	-	-	-	-	-
Michigan	-	-	248	174	366	256
Total Acreage	-	-	248	174	366	256
Average working interest		-		70.0%		70.0%

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

Producing Wells

The following table sets forth our gross and net productive crude oil wells from continuing operations in California as of February 28, 2019.  Productive wells are producing wells and wells capable of production.  Gross wells represent the total number of wells in which we have an interest.  Net wells represent the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
California	20	7.3
Average working interest		36.5%

Drilling Activity

The following table sets forth our exploratory and development well drilling activity from continuing operations in California for the periods shown.  We have had no drilling activity in the past three years due to the volatility of crude oil prices and the lack of available drilling capital.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	February 28, 2019		February 28, 2018		February 28, 2017
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
California
Exploratory	-	-	-	-	-	-
Developmental	-	-	-	-	-	-
Total	-	-	-	-	-	-

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

	Twelve Months Ended February 28, 2019		Twelve Months Ended February 28, 2018
	High	Low	High	Low
First Quarter	0.02	0.01	0.04	0.01
Second Quarter	0.01	0.01	0.04	0.02
Third Quarter	0.01	0.01	0.03	0.01
Fourth Quarter	0.038	0.002	0.02	0.01

We feel the decline in the trading price of our stock can be directly linked to the similar dramatic decline in crude oil and natural gas prices and lack of capital to pursue drilling opportunities since June of 2014.

As of May 29, 2019, the Company had 1,799 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

The transfer agent for our Common Stock is Computershare Trust Company, N.A., Shareholder Services, P.O. Box 505002 Louisville, KY  40233.  Their website address is: www.computershare.com.

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

As of February 28, 2019, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  Conversions of the Series A Preferred that have occurred since being issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Totals	690,197	2,070,591	44

Common Stock Issuances

During the twelve months ended February 28, 2019, there were no conversions of the Company’s Series A Preferred Convertible Stock to our Common Stock.  For the twelve months ended February 28, 2018, 44,991 shares of the Company’s Common Stock were issued as a result of the conversion of 14,997 shares of our Series A Preferred Convertible Stock.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the twelve months ended February 28, 2019.  All shares awarded under the 2009 Restricted Stock and Restricted Stock Plan (“2009 Plan”) have either fully vested or been returned to the 2009 Plan for future awards.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

At February 28, 2019, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those were fully vested and remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2019 for issuance pursuant to the 2009 Plan.  For the twelve months ended February 28, 2019 and 2018, there were no shares that vested since all issued shares were fully vested as of August 31, 2014.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)		Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-		-
7/16/2009	25,000	3 Years	25,000		-		-
7/16/2009	625,000	4 Years	619,130	(3)	5,870		-
7/22/2010	25,000	3 Years	25,000	(4)	-		-
7/22/2010	425,000	4 Years	417,090	(5)	7,910		-
	3,000,000		2,986,220	(1)	13,780	(2)	-

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

For the twelve months ended February 28, 2019 and 2018, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the year ended February 28, 2019, no conversions of Series A Preferred occurred.  For the year ended February 28, 2018, there was one conversion of 14,997 shares of Series A Preferred resulting in 44,991 shares of our Common Stock being issued.

At February 28, 2019, there were 709,568 shares issued and outstanding that had not been converted into our Common Stock.  As of February 28, 2019, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Totals	690,197	2,070,591	44

Automatic Conversion:

The Series A Preferred shall be automatically converted into Common Stock, if the Common Stock into which the Series A Preferred is convertible, any time the Company’s Common Stock closes at or above $3.00 per share for 20 out of 30 trading days.

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
		$2,097,862

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,532,364 shares were issued and outstanding as of February 28, 2019 and 2018, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 29, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Share issuances during the current year	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364

During the year ended February 28, 2019, there were no issuances of the Company’s Common Stock.  For the year ended February 28, 2018, there was one conversion of 14,997 shares of Series A Preferred resulting in 44,991 shares of our Common Stock being issued.

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

Warrants

Warrant activity for the twelve months ended February 28, 2018 and 2019 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2017	8,156,401	$0.05

Changes during the twelve months ended February 28, 2018:
Expired / Cancelled / Forfeited	(316,617)
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the twelve months ended February 28, 2019:
Expired / Cancelled / Forfeited	(7,839,784)
Warrants outstanding, February 28, 2019	-	$-

Warrants exercisable, February 28, 2019	-	$-

The detail of the expired warrants during the twelve months ended February 28, 2019 is set forth in the table below:

	Warrants	Exercise Price	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	-0-
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	-0-
Warrants issued for Kentucky debt financing	2,623,951	$0.04	-0-
Warrants issued for Kentucky debt financing	309,503	$0.214	-0-
Warrants issued in share-for-warrant exchange	427,729	$0.04	-0-
	7,839,784		-0-

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 28, 2019 and February 28, 2018.  This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  While we have positive cash flow from our continuing crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  The crude oil produced from our acreage in the Vedder Sand is considered heavy crude oil.  The produced crude oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale.  During the twelve months ended February 28, 2019 we had production from 20 vertical crude oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.  We have been the Operator at the East Slopes Project since March 2009.

Michigan Acreage Acquisition

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin.  The leases have been secured and multiple targets were identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017 on the first prospect.  An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations.  We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect, however; the two prospects are independent of each other and the success or failure of either one does not effect the other.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated.  With the settlement of our debt obligations in December 2018 with Maximilian, our former lender, the Company acquired an additional 40% working interest, bringing our aggregate working interest in Michigan to 70%.  The first well is expected to be drilled during the late summer of 2019.

Results of Operations – For the years ended February 28, 2019 and February 28, 2018 – Continuing Operations

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) crude oil Cushing, Oklahoma delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  We do not have any natural gas revenues in California.

There has been a significant amount of volatility in hydrocarbon prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI oil was $105.79 per barrel.  This decline in the price of crude oil as shown below has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an improvement in crude oil prices for the twelve months ended February 28, 2019 in comparison to the twelve months ended February 28, 2018 there is no guarantee that this trend will continue.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they will continue to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the twelve months ended February 28, 2019 and 2018 is shown in the table below:

	Twelve Months Ended
	February 28, 2019	February 28, 2018	Percentage Change
Average twelve month WTI crude oil price	$63.31	$52.55	20.5%
Average twelve month realized crude oil sales price (Bbl)	$64.64	$49.34	31.0%

For the twelve months ended February 28, 2019, the average WTI price was $63.31 and our average realized crude oil sale price was $64.64, representing a premium of $1.33 per barrel or 2.1% higher than the average WTI price.  In comparison, for the twelve months ended February 28, 2018, the average WTI price was $52.55 and our average realized sale price was $49.34 representing a discount of $3.21 per barrel or 6.1% lower than the average WTI price.

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

California Crude Oil Revenue and Production

Crude oil sales revenue in California for the twelve months ended February 28, 2019 increased $114,205 or 18.2% to $742,857 in comparison to revenue of $628,652 for the twelve months ended February 28, 2018.  The average sale price of a barrel of crude oil for the twelve months ended February 28, 2019 was $64.64 in comparison to $49.34 for the twelve months ended February 28, 2018.  The increase of $15.3 or 31.0% in the average realized price of a barrel of crude oil accounted for all of the increase in crude oil revenue.  Effective June 1, 2017, we were able to negotiate with our oil purchaser the use of a more favorable oil pricing schedule that has contributed significantly to increasing the average realized price we receive on oil sales.

Our net sales volume for the twelve months ended February 28, 2019 was 11,492 barrels of crude oil in comparison to 12,741 barrels sold for the twelve months ended February 28, 2018.  This decrease in oil sales volume of 1,249 barrels or 9.8% was primarily due to the natural decline in reservoir pressure during the twelve months ended February 28, 2019.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 28, 2019 was from 20 wells resulting in 7,257 well days of production in comparison to 7,236 well days of production for the twelve months ended February 28, 2018.

Our crude oil sales revenue from California is set forth in the table below:

	Twelve Months Ended February 28, 2019		Twelve Months Ended February 28, 2018
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$742,857	100.0%	$628,652	100.0%
Total crude oil revenues*	$742,857	100.0%	$628,652	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 28, 2019 was $64.64 in comparison to $49.34 for the twelve months ended February 28, 2018, representing an increase of $15.3 or 31.0% per barrel.

Of the $114,205 or 18.2% increase in revenue for twelve months ended February 28, 2019, all of the increase can be directly attributed to the increase in the realized price of crude oil.

Operating Expenses

Total operating expenses decreased $247,025 or 18.4% to $1,095,822 for the twelve months ended February 28, 2019 in comparison to $1,342,847 for the twelve months ended February 28, 2018.  Our operating expenses are set forth in the table below:

	Twelve Months Ended February 28, 2019			Twelve Months Ended February 28, 2018
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$148,944	13.6%		$170,966	12.7%
Exploration and drilling expenses	8,412	0.8%		107,884	8.0%
Depreciation, Depletion, Amortization (“DD&A”)	62,634	5.7%		82,707	6.2%
General and Administrative (“G&A”) expenses	875,832	79.9%		981,290	73.1%
Total operating expenses	$1,095,822	100.0%	$95.36	$1,342,847	100.0%	$105.39

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production.  For the twelve months ended February 28, 2019, these expenses decreased $22,022, or 12.9% to $148,944 in comparison to $170,966 for the twelve months ended February 28, 2018.  We had 20 wells on production in California for the twelve months ended February 28, 2019 and 2018.  Production expenses on a BOE basis in California for the twelve months ended February 28, 2019 and 2018 were $12.96 and $13.42, respectively.  Production expenses represented 13.6% and 12.7% of total operating expenses for the twelve months ended February 28, 2019 and 2018, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  These expenses decreased $99,472 to $8,412 for the twelve months ended February 28, 2019 in comparison to $107,884 for the twelve months ended February 28, 2018.  The primary reason for the decrease was the G&G work on the new Michigan exploratory joint drilling project in the amount of $100,251 done during the twelve months ended February 28, 2018.  Exploration and drilling expenses represented 0.8% and 8.0% of total operating expenses for the twelve months ended February 28, 2019 and 2018, respectively.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, and is another component of operating expenses.  These expenses decreased $20,073 or 24.3% to $62,634 for the twelve months ended February 28, 2019 in comparison to $82,707 for the twelve months ended February 28, 2018.  The primary reason for the decrease in DD&A was due to improved future hydrocarbon prices in our reserve report in comparison to our reserve report from the prior year.  The improved pricing increased the estimated life of our wells.  On a BOE basis, DD&A expense in California for the twelve months ended February 28, 2019 and 2018 was $5.45 and $6.49, respectively.  DD&A expenses represented 5.7% and 6.2% of total operating expenses for the twelve months ended February 28, 2019 and 2018, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Fifty percent (50%) of certain management salaries are currently being deferred until the Company’s cash flow improves, however the entire salary expense is being recognized under G&A expense on the Statement of Operations.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $105,458 or 10.7% to $875,832 for the twelve months ended February 28, 2019 in comparison to $981,290 for the twelve months ended February 28, 2018.  The decline in G&A expenses for the current year in comparison to the prior year was due to a decrease in investor relations expense in the current year.  For the year ended February 28, 2019, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $53,287, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 79.9% and 73.1% of total operating expenses for the twelve months ended February 28, 2019 and 2018, respectively.

Interest expense, net increased approximately $105,000 to $1.8 million for the twelve months ended February 28, 2019 in comparison to approximately $1.7 million for the twelve months ended February 28, 2018.  The increase was primarily due to accrued interest on our credit facility loan with Maximilian, before the settlement of all our debt obligations with Maximilian in December 2018.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  Our revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales.  This revenue is subject to the volatility of hydrocarbon prices and the material adverse impact of lower crude oil prices on our revenues cannot be overstated.  For the twelve months ended February 28, 2019 our sales volume decreased 1,249 Bbls or 9.8% while our revenues increased $114,205 or 18.2% during the same time period.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our proven reserve base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An on-going goal of the Company is to improve cash flow to cover the current level of G&A expenses; to fund our development drilling in California; and, future drilling programs in Michigan and other geographic locations.

Capital Resources and Liquidity

Our primary financial resource is our base of crude oil reserves.  Our ability to fund our capital expenditure program is dependent upon the prices we receive from our crude oil and natural gas sales; the success of our exploration program in Michigan; and the availability of capital resource financing.  We do not plan to invest any new capital investments within the East Slopes Project area in the 2019-2020 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at February 28, 2019 are set forth in the table below:

	February 28, 2019	February 28, 2018	Increase (Decrease)	Percentage Change
Cash	$30,078	$48,535	$(18,457)	(38.0%)
Restricted cash	$-	$100,029	$(100,029)	(100.0%)
Current Assets	$183,547	$333,652	$(150,105)	(45.0%)
Total Assets	$912,391	$1,095,900	$(183,509)	(16.7%)
Current Liabilities	$(5,346,063)	$(16,343,108)	$(10,997,045)	(67.3%)
Total Liabilities	$(6,024,378)	$(16,380,282)	$(10,355,904)	(63.2%)
Working Capital Deficit	$(5,162,516)	$(16,009,456)	$(10,846,940)	(67.8%)

Our working capital deficit decreased by approximately $10.8 million or 67.8% from a deficit of $16.0 million at February 28, 2018 to a deficit of $5.2 million at February 28, 2019.  The decrease in the working capital deficit was a result of a gain on the settlement of debt with Maximilian, our former lender, and another accounts payable vendor.  While we continue to have ongoing positive cash flow from our crude oil operations in California, we are unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.

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

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms.  Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself.  These ongoing capital commitments may also cause us to seek additional capital from sources outside of the Company.  The current uncertainty in the credit and capital markets, as well as the instability and volatility in crude oil prices since June of 2014 has restricted our ability to obtain needed capital.  No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

The Company’s financial statements for the twelve months ended February 28, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred a cumulative net loss since entering the crude oil and natural gas exploration industry in 2005.  As of February 28, 2019, we have an accumulated deficit of approximately $28.2 million and a working capital deficit of approximately $5.2 million which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 28, 2019	Twelve Months Ended February 28, 2018	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(29,558)	$(120,199)	$(90,641)	(75.4%)
Net cash used in investing activities	$(12,228)	$-	$(12,228)	-
Net cash provided by (used in) financing activities	$(76,700)	$126,700	$(203,400)	(160.5%)

Cash Flow Used in Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  Cash used in our operating activities was $29,558 and $120,168 for the year ended February 28, 2019 and 2018, respectively.  Cash flow used in operating activities of $29,558 consisted of changes in non-cash expenses of $12,218,898, primarily from our gain on debt settlement of our credit facility and settlement of an accounts payable balance; changes in assets of $31,619; changes in liabilities of $1,985,326 and our net income of approximately $10.2 million.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of exploration and drilling expenses, production expenses, geological, geophysical and engineering services and maintenance of existing mineral leases.  Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses that we have incurred in order to address normal and necessary business activities.

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and any lending activities.  Cash flow used in investing activities was $12,228 for the twelve months ended February 28, 2019.  We had no cash flow provided by or used in investing activities for the twelve months ended February 28, 2018.

Cash Flow Provided by (Used in) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow used in our financing activities was $76,700 for the twelve months ended February 28, 2019 in comparison to cash flow provided by our financing activities of $126,700 for the year ended February 28, 2018.  For the twelve months ended February 28, 2019, we received advances of $33,300 from our line of credit with UBS Bank.  These additions were offset by principal and interest payments of $110,000 to the line of credit.  We raised $700,000 through a production revenue payable program and those funds were used to pay-off the Maximilian credit facility debt through a settlement agreement with the court appointed receiver.  The following is a summary of the Company’s financing activities for the twelve months ended February 28, 2019.

Current debt (short-term borrowings)

Related Party

The Company has a note payable-related party loan balance of $250,100 as of February 28, 2019 and 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  Effective January 29, 2017, the maturity date of the Notes was extended for an additional two years to January 29, 2019.  The 980,000 warrants held by ten noteholders expired on January 29, 2019.

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $13,326 and $14,538 at February 28, 2019 and 2018, respectively.  The unamortized debt discount at February 28, 2019 and 2018 was $-0- and $13,326, respectively.

12% Note balances at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 29, 2018
12% Subordinated Notes	$315,000	$315,000
Debt discount	-	(7,429)
Net 12% Subordinated Note balance	$315,000	$307,571

12% Note balances – related parties at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	-	(5,897)
Net 12% Subordinated Note – related party balance	$250,000	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants had an exercise price of $0.07 and an amended expiration date of January 29, 2019.  At February 28, 2019, remaining 980,000 warrants had expired.

Maximilian Credit Facility and Loan Agreement

On October 31, 2012, the Company entered into a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), which provided for a revolving credit facility of up to $20 million.

Maximilian has been in receivership.  In December 2018, Daybreak reached an agreement with the Receiver appointed by the United States District Court for the Eastern District of New York, Southern Division to settle all of the Company’s debt obligations with Maximilian in regards to the existing credit facility, loan agreements Michigan promissory notes plus accrued interest.  The amount of this settlement was $700,000, which resulted in a gain on debt settlement of approximately $11.9 million.  This gain on debt settlement, along with the accounts payable settlement gain is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The Company also acquired an additional 40% working interest in its Michigan project as a result of this settlement agreement.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  On July 10, 2017 a $700,000 portion of the outstanding credit line balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining balance of the credit line has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  During the twelve months ended February 28, 2019 and 2018, we received advances on the line of credit of $33,300 and $84,000, respectively.  During the twelve months ended February 28, 2019 and 2018, the Company made payments to the line of credit of $110,000 and $60,000, respectively.  Interest converted to principal for the twelve months ended February 28, 2019 and 2018 was $30,203 and $31,728, respectively.  At February 28, 2019 and 2018, the line of credit had an outstanding balance of $826,853 and $873,350, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued subsequent to the fiscal year-end.  The settlement resulted in the Company recognizing a gain on debt settlement of approximately $411,000.  This gain on debt settlement is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle its existing debt with Maximilian.  The investors in this program are offered a production revenue payment on future wells to be drilled in California and Michigan in exchange for their investment.  As of February 28, 2019, production revenue payment program had raised $700,000 of which $300,000 of the proceeds were received from a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interests entitle the purchasers to a percentage of the Company’s future net production payments from wells drilled after the date of the agreement and before the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times its purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

The Company accounted for the amounts received from these investments in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. Consequently, the net proceeds received of $700,000 was recognized as production revenue payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the investors. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investors and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,320,353 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the year ended February 28, 2019, amortization of the debt discount on these payables amounted to $76,588 which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018
Estimated payments of production revenue payable	$2,020,353	$-
Unamortized discount	(1,243,765)	-
	776,588	-
Less current portion	247,868	-
Net production revenue payable – long term	$528,720	$-

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

Encumbrances

As of February 28, 2019, we had no encumbrances on any of our crude oil projects in California or Michigan.

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

At February 28, 2019, a total of 3,000,000 shares of restricted common stock had been awarded and 2,986,220 shares of the 2009 Plan had fully vested.  A total of 1,013,780 common stock shares remained available for issuance pursuant to the 2009 Plan at February 28, 2019.  For the twelve months ended February 28, 2019 and February 28, 2018, there were no shares that vested since all issued shares were fully vested.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)		Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-		-
7/16/2009	25,000	3 Years	25,000		-		-
7/16/2009	625,000	4 Years	619,130		5,870		-
7/22/2010	25,000	3 Years	25,000		-		-
7/22/2010	425,000	4 Years	417,090		7,910		-
	3,000,000		2,986,220	(1)	13,780	(2)	-

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

For the twelve months ended February 28, 2019 and 2018, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

Crude Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped crude oil and natural gas reserves on a per barrel of oil equivalent (“BOE”) basis increased by 26,194 BOE, or 6.1%, to 454,261 BOE at February 28, 2019 compared to 428,067 BOE at February 28, 2018.  These reserves are all located in our California East Slopes project.  The primary reason for the increase of both our proven developed (“PDP”) and proven undeveloped reserves (“PUD”) was an improvement in the price of crude oil, thereby extending the life of our potential reserves.  The year-to-year reserve increase consisted of an 8,634 barrel or 7.9% increase in our PDP reserves and a 17,560 barrel or 5.5% increase in our PUD reserves.  Included in the PUD reserve increase was 349 barrels of revisions and 17,185 barrels of reserve extensions.  Our production for the year ended February 28, 2019 was 11,492 BOE.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2019, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California.  Our commitment to improving corporate profitability remains unchanged.  Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales.  This volatility in the price of crude oil has created a substantial negative impact on the cash flow of our producing crude oil properties in California.  During the twelve months ended February 28, 2019 and 2018, crude oil revenue from California were $742,857 and $628,652, respectively.  All of the current year increase in revenue can be attributed to an improvement in our realized crude oil sales price.  For the twelve months ended February 28, 2019 and 2018, we had an operating loss of $352,965 and $714,195, respectively.

Our balance sheet at February 28, 2019 reflects total assets of approximately $0.9 million, a decrease of approximately $184,000 in comparison to approximately $1.1 million at February 28, 2018.  This decrease of approximately in total assets was primarily due to lower cash and restricted cash balances for the current year and the DD&A expense for our producing wells in California.

At February 28, 2019, total liabilities were approximately $6.0 million, a decrease of approximately $10.4 million in comparison to approximately $16.4 million at February 28, 2018.  This decrease was primarily due to the settlement of our debt obligations with Maximilian, our lender at the time, and another third-party vendor resulting in an overall gain on debt settlement of $12.4 million.

There was no change in the amount of Common Stock shares issued and outstanding of 51,532,364 for the twelve months ended February 28, 2019.  Similarly, there was no change in the amount of Series A Preferred Stock shares issued and outstanding of 709,568 for the twelve months ended February 28, 2019.

Accumulated Deficit

Our financial statements for the year ended February 28, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The decrease in the accumulated deficit from approximately $38.3 million as of February 28, 2018 to $28.2 million as of February 28, 2019 was primarily due to the gain on debt settlement of 12.4 million and resulted in net income for the year of $10.2 million.  This compares to an approximate net loss of $2.5 million for the twelve months ended February 28, 2018.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $30,078 and 48,535 at February 28, 2019 and 2018, respectively.

Crude oil and natural gas revenues

Crude oil revenues increased 114,205 or 18.2% to $742,857 for the twelve months ended February 28, 2019 in comparison to $628,652 for the twelve months ended February 28, 2018.  All of the increase in revenue can be attributed to an increase in our realized crude oil price for the twelve months ended February 28, 2019.

Operating Expenses

Operating expenses for the twelve months ended February 28, 2019 decreased by approximately $247,000 or 18.4% to approximately $1.1 million in comparison to $1.3 million for the year ended February 28, 2018.

Operating Loss

For the year ended February 28, 2019, we reported an operating loss of $352,965 in comparison to an operating loss of $714,195 for the twelve months ended February 28, 2018.  This decrease in operating loss of $361,230 was primarily due to the increase in revenue and a decrease in G&A expenses for the twelve months ended February 28, 2019.

Net Income (Loss)

Since entering the crude oil and natural gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of crude oil and natural gas assets to sustain our operations.  Net income of $10.2 million was recorded for the twelve months ended February 28, 2019 in comparison to a net loss of $2.5 million for the twelve months ended February 28, 2018.  The positive improvement in net income of $12.6 million was primary due to the gain on debt settlement of $12.4 million for the year ended February 28, 2019.

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

Summary of Critical Accounting Policies and Estimates

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

Proved Crude Oil and Natural Gas Reserves

Proved reserves are defined by the SEC as those quantities of crude oil and natural gas which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimate is a deterministic estimate or probabilistic estimate. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or through installed extraction equipment and infrastructure operational at the time of the reserve estimates if the extraction is by means not involving a well.  Although our external engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment.  Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.  Changes in crude oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities.  Reserve revisions inherently lead to adjustments of depreciation rates used by us.  We cannot predict the types of reserve revisions that will be required in future periods.

While the estimates of our proved reserves at February 28, 2019 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Successful Efforts Accounting Method

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

Revenue Recognition

Our customer sales contracts include only crude oil sales in California.  Each unit (crude oil barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis.  The pricing provisions of our crude oil contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate.  We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control.  Control of our produced crude oil volumes passes to our customers when the oil is measured by a trucking oil ticket.  The Company has no control over the crude oil after this point and the measurement at this point dictates the amount on which the customer's payment is based.  Our crude oil revenue stream includes volumes burdened by royalty and other joint owner working interests.  Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests.  Our revenue stream does not include any payments for services or ancillary items other than sale of crude oil.  We record revenue in the month our crude oil production is delivered to the purchaser.

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

Off-Balance Sheet Arrangements

As of February 28, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Daybreak Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 28, 2019

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2019 and 2018

	As of February 28, 2019	As of February 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,078	$48,535
Accounts receivable:
Crude oil sales	75,410	104,840
Joint interest participants	54,883	58,452
Prepaid expenses and other current assets	23,176	21,796
Restricted short-term time deposit	-	100,029
Total current assets	183,547	333,652
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	656,624	714,609
Unproved properties	55,768	31,187
PREPAID DRILLING COSTS	16,452	16,452
Total assets	$912,391	$1,095,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,511,286	$2,022,672
Accounts payable - related parties	1,920,897	1,664,845
Accrued interest	24,059	1,822,673
Notes payable, related party	250,100	250,100
12% Notes payable, net of discount of $-0- and $7,429, respectively	315,000	307,571
12% Note payable - related party, net of discount of $-0- and $5,897, respectively	250,000	244,103
Debt – current portion	-	9,157,794
Line of credit	826,853	873,350
Production revenue payable, net of unamortized discount	247,868	-
Total current liabilities	5,346,063	16,343,108
LONG TERM LIABILITIES:
Note payable	120,000	-
Production revenue payable, net of unamortized discount and current portion	528,720	-
Asset retirement obligation	29,595	37,174
Total liabilities	6,024,378	16,380,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock- 200,000,000 shares authorized; $0.001 par value, 51,532,364 shares issued and outstanding	51,532	51,532
Additional paid-in capital	22,997,759	22,997,759
Accumulated deficit	(28,161,988)	(38,334,383)
Total stockholders’ deficit	(5,111,987)	(15,284,382)
Total liabilities and stockholders' deficit	$912,391	$1,095,900

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Twelve Months Ended February 28, 2019 and 2018

	Twelve Months Ended February 28, 2019	Twelve Months Ended February 28, 2018
REVENUE:
Crude oil sales	$742,857	$628,652

OPERATING EXPENSES:
Production	148,944	170,966
Exploration and drilling	8,412	107,884
Depreciation, depletion and amortization	62,634	82,707
General and administrative	875,832	981,290
Total operating expenses	1,095,822	1,342,847
OPERATING LOSS	(352,965)	(714,195)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,846,086)	(1,740,719)
Gain on debt settlement	12,371,446	-
Total other income (expenses)	10,525,360	(1,740,719)

NET INCOME (LOSS)	10,172,395	(2,454,914)

Cumulative convertible preferred stock dividend requirement	(127,714)	(128,231)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10,044,681	$(2,583,145)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.19	$(0.05)
Diluted	$0.19	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	51,532,364	51,523,816
Diluted	53,661,068	51,523,816

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Twelve Months Ended February 28, 2019 and 2018

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2017	724,565	$725	51,487,373	$51,487	$22,997,789	$(35,879,469)	$(12,829,468)

Issuance of common stock for:
Conversion of preferred stock	(14,997)	(15)	44,991	45	(30)		-
Net loss	-	-	-	-	-	(2,454,914)	(2,454,914)

BALANCE, FEBRUARY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(38,334,383)	$(15,284,382)

Net income	-	-	-	-	-	10,172,395	10,172,395

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Twelve Months Ended February 28, 2019 and 2018

	Twelve Months Ended
	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,172,395	$(2,454,914)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on settlement of credit facility debt	(11,960,173)	-
Gain on accounts payable settlement	(411,273)	-
Depreciation, depletion and amortization	62,634	82,707
Amortization of debt discount	89,914	14,538
Amortization of deferred financing costs	-	238,598
Reclass of unproved crude oil and natural gas properties to exploration expense	-	51,486
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	29,430	(21,435)
Accounts receivable - joint interest participants	3,569	(3,298)
Accounts receivable - other	-	4,489
Prepaid expenses and other current assets	(1,380)	3,729
Accounts payable and other accrued liabilities	27,012	305,368
Accounts payable - related parties	256,052	250,364
Accrued interest	1,702,262	1,408,169
Net cash used in operating activities	(29,558)	(120,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(12,228)	-
Net cash used in investing activities	(12,228)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	102,700
Additions to line of credit	33,300	84,000
Payments to line of credit	(110,000)	(60,000)
Payment for settlement of credit facility debt	(700,000)	-
Proceeds from production revenue payable	700,000	-
Net cash (used in) provided by financing activities	(76,700)	126,700

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(118,486)	6,501
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	148,564	142,063
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,078	$148,564

CASH PAID FOR:
Interest	$52,354	$111,195
Income taxes	$-	$-

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Twelve Months Ended February 28, 2019 and 2018

	Twelve Months Ended
	February 28, 2019	February 28, 2018
SUPPLEMENTAL CASH FLOW INFORMATION:
ARO asset and liability increase due to changes in estimates	$13,132	$-
ARO revision	$-	$64,206
Proceeds from debt paid directly to accounts payable vendor	$-	$10,650
Settlement of accounts payable with note	$120,000	$-
Non-cash addition to line of credit due to monthly interest	$30,203	$31,728
Conversion of preferred stock to common stock	$-	$45

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the twelve months ended February 28, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Daybreak has incurred net losses since inception and has accumulated a deficit of approximately $28.2 million and a working capital deficit of approximately $5.2 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that our liquidity will improve when there is a sustained improvement in hydrocarbon prices.  Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company has experienced periodic revenue growth, which has resulted in positive cash flow from its crude oil and natural gas properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of February 28, 2019 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil in California or joint interest billings to its working interest partners in California.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2019 and 2018.

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

The Company did not recognize any asset impairment for the twelve months ended February 28, 2019 and 2018.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of Common Stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the year.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by dilutive Common Stock equivalents.  For the year ended February 28, 2018, Common Stock equivalents are excluded from the calculations since their effect is anti-dilutive due to the Company’s net loss.  For the year ended February 28, 2019, the weighted average number of common shares outstanding was increased by the dilutive 709,568 Series A Preferred shares, which are convertible to common shares on a 1:3 ratio.  The dilutive effect increased the weighted average shares outstanding number by 2,128,704 shares to 53,661,068.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from crude oil sales in California or joint interest billings to its working interest partners in California.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.

At the Company’s East Slopes project in California we deal with only one buyer for the purchase of all crude oil production.  The Company has no natural gas production in California.  At February 28, 2019 and 2018, this one individual customer represented 100.0% of crude oil sales receivable from continuing operations.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable from continuing operations in California for crude oil sales at February 28, 2019 and 2018, respectively are set forth in the table below.

		February 28, 2019		February 28, 2018
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$75,410	100.0%	$104,840	100.0%

Revenue Recognition

On March 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU’s that followed under ASC Topic 606 (collectively, “Topic 606”).  Under Topic 606, revenue will generally be recognized upon delivery of our produced crude oil and natural gas volumes to our customers.  Our customer sales contracts include only crude oil sales in California.  Under Topic 606, each unit (crude oil barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis.  The pricing provisions of our crude oil contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate.  We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control.  Control of our produced crude oil volumes passes to our customers when the oil is measured by a trucking oil ticket.  The Company has no control over the crude oil after this point and the measurement at this point dictates the amount on which the customer’s payment is based.  Our crude oil revenue stream includes volumes burdened by royalty and other joint owner working interests.  Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests.  Our revenue stream does not include any payments for services or ancillary items other than sale of crude oil.  We record revenue in the month our crude oil production is delivered to the purchaser.

Topic 606 will not change our pattern of timing of revenue recognition.  We utilized the full retrospective method for adoption of Topic 606, and in accordance with this method our financial statements for periods prior to March 1, 2018 were not materially affected or revised.  We also do not anticipate a material impact on our financial statements on an ongoing basis.

Reclamation Bonds

Included in current assets as of February 28, 2018, are funds that have been pledged as collateral in connection with any future obligations for plugging, abandonment and site remediation.  The amount pledged for an operator bond in California was approximately $100,000 plus accrued interest.  The pledging of these funds was required in any state in which the Company is the project Operator.  On March 29, 2018, the restriction on these funds was released by the State of California.

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

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

On June 20, 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018.  We have evaluated the provisions of this ASU and do not expect it to have a material impact on our financial statements.

On March 13, 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740).  The ASU adds seven paragraphs to the Accounting Standards Codification “ASC” 740, Income Taxes, that contain SEC guidance related to Staff Accounting Bulletin 118 (“Income Tax Accounting Implications of the Tax Cuts and Jobs Act”) as a result of the tax legislation passed in 2017 known as the “Tax Cuts and Jobs Act” (the “Act”).  Specifically, the staff intended to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted.  The Company notes that it has considered the updates to ASC 740 as a result of the Act and has prepared its financial statements in accordance with the Act.

Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.  These reclassifications had no effect on previously reported net loss or accumulated deficit.

NOTE 4 — RESTRICTED CASH:

A reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets that sum to the total of the same such cash amounts shown in the statements of cash flows is set forth in the table below.

	February 28, 2019	February 28, 2018
Cash and cash equivalents	$30,078	$48,535
Restricted cash	-	100,029
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$30,078	$148,564

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

NOTE 5 — ACCOUNTS RECEIVABLE:

Accounts receivable consists primarily of receivables from the sale of crude oil production from continuing operations by the Company and receivables from the Company’s working interest partners in crude oil projects in which the Company acts as Operator of the project.

Crude oil sales receivables balances from continuing operations of $75,410 and $104,840 at February 28, 2019 and 2018, represent crude oil sales that occurred in February 2019 and 2018, respectively.

Joint interest participant receivables balances of $54,883 and $58,452 at February 28, 2019 and 2018, respectively, represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2019 and 2018.

NOTE 6 — CRUDE OIL PROPERTIES:

Crude oil property balances from continuing operations at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018 (1)
Proved leasehold costs	$115,119	$115,119
Unproved leasehold costs	55,768	31,187
Costs of wells and development	2,285,054	2,293,668
Capitalized exploratory well costs	1,341,494	1,333,785
Total cost of oil and gas properties	3,797,435	3,773,759
Accumulated depletion, depreciation amortization and impairment	(3,085,043)	(3,027,963)
Oil and gas properties, net	$712,392	$745,796

(1) During the twelve months ended February 28, 2018, a $51,486 reduction in unproved crude oil and natural gas properties was recorded to properly recognize geologic and geophysical lease expenses associated with our Michigan exploratory joint drilling project development.

NOTE 7 — ASSET RETIREMENT OBLIGATION (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its crude oil and natural gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 28, 2019 and 2018, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows.  For the twelve months ended February 28, 2019 and 2018, the Company recognized accretion expense of $5,553 and $7,971, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the twelve months ended February 28, 2019 and 2018 are set forth in the table below.

	February 28, 2019	February 28, 2018
Asset retirement obligation, beginning of period	$37,174	$93,409
Accretion expense	5,553	7,971
Revisions to asset retirement obligation	(13,132)	(64,206)
Asset retirement obligation, end of period	$29,595	$37,174

NOTE 8 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 28, 2019 accounts payable balance.

NOTE 9 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2019 and 2018 accounts payable – related parties balances of $1,920,897 and $1,664,845, respectively, were comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; deferred directors’ fees; expense reimbursements; related party consulting fees; and deferred interest payments on the 12% Subordinated Note to the Company’s Chairman, President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 10 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of February 28, 2019 and 2018.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

12% Subordinated Notes

The Company’s 12% Subordinated Notes (“the Notes”) issued pursuant to a January 2010 private placement offering to accredited investors, resulted in $595,000 in gross proceeds (of which $250,000 was from a related party) to the Company and accrue interest at 12% per annum, payable semi-annually on January 29th and July 29th.  On January 29, 2015, the Company and 12 of the 13 holders of the Notes agreed to extend the maturity date of the Notes for an additional two years to January 29, 2017.  Effective January 29, 2017, the maturity date of the Notes was extended for an additional two years to January 29, 2019.  The 980,000 warrants held by ten noteholders expired on January 29, 2019.

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  Amortization expense was $13,326 and $14,538 at February 28, 2019 and 2018, respectively.  The unamortized debt discount at February 28, 2019 and 2018 was $-0- and $13,326, respectively.

12% Note balances at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018
12% Subordinated Notes	$315,000	$315,000
Debt discount	-	(7,429)
Net 12% Subordinated Note balance	$315,000	$307,571

12% Note balances – related parties at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	-	(5,897)
Net 12% Subordinated Note – related party balance	$250,000	$244,103

In conjunction with the Notes private placement, a total of 1,190,000 common stock purchase warrants were issued at a rate of two warrants for every dollar raised through the private placement.  The warrants had an exercise price of $0.07 and an amended expiration date of January 29, 2019.  At February 28, 2019, the remaining 980,000 warrants had expired.

Maximilian Credit Facility, Loan Agreement and Michigan Note

On October 31, 2012, the Company entered into a loan agreement with Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (either party, as appropriate, is referred to in these notes to the financial statements as “Maximilian”), which provided for a revolving credit facility of up to $20 million.

Maximilian has been in receivership.  In December 2018, Daybreak reached an agreement with the Receiver appointed by the United States District Court for the Eastern District of New York, Southern Division to settle all of the Company’s debt obligations with Maximilian in regards to the existing credit facility, loan agreements Michigan promissory notes plus accrued interest.  The amount of this settlement was $700,000, which resulted in a gain on debt settlement of approximately $11.9 million.  This gain is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The Company also acquired an additional 40% working interest in its Michigan project as a result of this settlement agreement.  The Company recorded an increase of $24,581 in unproved properties – Michigan.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Line of Credit Agreement dated October 24, 2011 that is secured by the personal guarantee of the Company’s Chairman, President and Chief Executive Officer.  On July 10, 2017 a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly.  The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.  During the twelve months ended February 28, 2019 and 2018, we received advances on the line of credit of $33,300 and $84,000, respectively.  During the twelve months ended February 28, 2019 and 2018, the Company made payments to the line of credit of $110,000 and $60,000, respectively.  Interest converted to principal for the twelve months ended February 28, 2019 and 2018 was $30,203 and $31,728, respectively.  At February 28, 2019 and 2018, the line of credit had an outstanding balance of $826,853 and $873,350, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.    Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued subsequent to the fiscal year-end.  The settlement resulted in the Company recognizing a gain on debt settlement of approximately $411,000.  This gain on debt settlement is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle its existing debt with Maximilian.  The investors in this program are offered a production revenue payment on future wells to be drilled in California and Michigan in exchange for their investment.  As of February 28, 2019, production revenue payment program had raised $700,000 of which $300,000 of proceeds were received from a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interests entitle the purchasers to a percentage of the Company’s future net production payments from wells drilled after the date of the agreement and before the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times its purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

The Company accounted for the amounts received from these investments in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method.  Consequently, the net proceeds received of $700,000 was recognized as production revenue payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the investors.  This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the investors and is used to compute the amount of interest to be recognized each period.  Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability.  Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,320,353 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the year ended February 28, 2019, amortization of the debt discount on these payables amounted to $76,588 which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2019 and 2018 are set forth in the table below:

	February 28, 2019	February 28, 2018
Estimated payments of production revenue payable	$2,020,353	$-
Unamortized discount	(1,243,765)	-
	776,588	-
Less current portion	247,868	-
Net production revenue payable – long term	$528,720	$-

Encumbrances

As of February 28, 2019, we had no encumbrances on any of our crude oil projects in California and Michigan.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  For the twelve months ended February 28, 2019, there were no conversions of Series A Preferred.  During the twelve months ended February 28, 2018, there was one conversion of 14,997 shares of Series A Preferred to 44,991 shares of the Company’s Common Stock.

At February 28, 2019 there were 709,568 shares issued and outstanding that had not been converted into our common stock.  As of February 28, 2019, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
		$2,097,862

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 51,532,364 shares were issued and outstanding as of February 28, 2019 and 2018, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 29, 2017	51,487,373
Conversion of Series A Convertible Preferred Stock to common stock	44,991	$45
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364

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

NOTE 12 — WARRANTS:

Warrant activity for the twelve months ended February 28, 2018 and 2019 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2017	8,156,401	$0.05

Changes during the twelve months ended February 28, 2018:
Expired / Cancelled / Forfeited	(316,617)
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the twelve months ended February 28, 2019:
Expired / Cancelled / Forfeited	(7,839,784)
Warrants outstanding, February 28, 2019	-	$-

Warrants exercisable, February 28, 2019	-	$-

The detail of the expired warrants during the twelve months ended February 28, 2019 is set forth in the table below:

	Warrants	Exercise Price	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	-0-
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	-0-
Warrants issued for Kentucky debt financing	2,623,951	$0.04	-0-
Warrants issued for Kentucky debt financing	309,503	$0.214	-0-
Warrants issued in share-for-warrant exchange	427,729	$0.04	-0-
	7,839,784		-0-

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2019	February 28, 2018
Computed at U.S. and state statutory rates (40%)	$3,035,442	$(981,966)
Permanent differences	25,116	29,060
New tax law adjustment	-	2,912,689
Changes in valuation allowance	(3,060,558)	(1,959,783)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2019	February 28, 2018
Deferred tax assets:
Net operating loss carryforwards	$5,361,767	$8,413128
Oil and gas properties	38,237	47,434
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,494,029)	(8,554,587)
Total	$-	$-

At February 28, 2019, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $17,968,389, which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $340,749 will not expire and will carry over indefinitely.  The valuation allowance decreased approximately $3,060,558 for the year ended February 28, 2019 and increased approximately $1,959,783 for the year ended February 28, 2018.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections that could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.  The Company’s files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for the fiscal years after 2014 currently remain subject to examinations by appropriate tax authorities.  None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of February 28, 2019.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

The Company’s minimum annual office rental lease commitments by fiscal year as of February 28, 2019 for these offices are shown in the table below:

Fiscal Year Ended	Annual Office Lease Obligation
February 29, 2020	$10,507
February 28, 2021	6,200
February 28, 2022	-
February 28, 2023	-
February 28, 2024 and thereafter	-
Totals	$16,707

NOTE 15 — SUBSEQUENT EVENTS:

On April 30, 2019, the Company issued 2,000,000 shares of common stock to a third-party vendor as a part of the settlement agreement that was executed in December 2018 to eliminate approximately $537,000 in past due accounts payable balances.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The Company had previously issued a $120,000 note payable, which was also a part of the settlement agreement, and is more fully described in Note 10 – Short-term and long-term borrowings in these Notes to the financial statements.

NOTE 16 — SUPPLEMENTARY INFORMATION FOR CRUDE OIL PRODUCING ACTIVITIES (UNAUDITED)

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

	As of February 28, 2019	As of February 28, 2018
Proved leasehold costs
Mineral Interests	$115,119	$115,119
Wells, equipment and facilities	3,626,548	3,627,453
Total Proved Properties	3,741,667	3,742,572

Unproved properties
Mineral Interests	55,768	31,187
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	55,768	31,187

Less accumulated depreciation, depletion amortization and impairment	(3,085,043)	(3,027,963)
Net capitalized costs	$712,392	$745,796

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2019	February 28, 2018
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	55,768	31,187
Development costs	-	-
Exploration costs	-	-
Total costs incurred	$55,768	$31,187

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2019	February 28, 2018
Oil and gas revenues	$742,857	$628,652
Production costs	(148,944)	(170,966)
Exploration expenses	(8,412)	(107,884)
Depletion, depreciation and amortization	(62,634)	(82,707)
Impairment of oil properties	-	-
Result of oil and gas producing operations before income taxes	522,867	267,095
Provision for income taxes	-	-
Results of oil and gas producing activities	$522,867	$267,095

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

As of February 28, 2019, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 28, 2017	381,070	-	381,070
Revisions(1)	35,099	-	35,099
Discoveries and extensions	24,639	-	24,639
Production	(12,741)	-	(12,741)
February 28, 2018	428,067	-	428,067
Revisions(2)	20,501	-	20,501
Discoveries and extensions	17,185	-	17,185
Production	(11,492)	-	(11,492)
February 28, 2019	454,261	-	454,261

(1)

The revisions of previous estimates resulted from an increase in the estimated economic life of the reserves due to higher realized crude oil prices in the energy markets.

(2)

The revisions of previous estimates resulted from an increase in the estimated economic life of the reserves due to higher realized crude oil prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2019	118,114	118,114	336,147	336,147	454,261	454,261
February 28, 2018	109,475	109,475	318,592	318,592	428,067	428,067
February 28, 2017	99,710	99,710	281,360	281,360	381,070	381,070

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2019 and 2018 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2019 and 2018 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flows are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2019	February 28, 2018
Future cash inflows	$29,454,301	$21,526,541
Future production costs(1)	(14,871,201)	(10,373,652)
Future development costs	(2,923,125)	(2,763,750)
Future income tax expenses(2)	-	-
Future net cash flows	11,659,975	8,389,139
10% annual discount for estimated timing of cash flows	(6,743,304)	(5,140,986)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$4,916,671	$3,248,153

(1)

Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved crude oil and natural gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 28, 2019(1)	$63.58	$-
Year ended February 28, 2018(1)	$52.89	$-
Year ended February 28, 2017(1)	$45.85	$1.59

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

	12 Months Ended
	February 28, 2019	February 28, 2018
Standardized measure of discounted future net cash flows at the beginning of the year	$3,248,153	$1,722,340
Extensions, discoveries and improved recovery, less related costs	211,980	47,100
Revisions of previous quantity estimates	277,525	267,955
Net changes in prices and production costs	1,062,126	1,355,682
Accretion of discount	324,815	258,351
Sales of oil produced, net of production costs	(593,913)	(457,686)
Development costs incurred during the period	12,227	-
Changes in future development costs	(39,109)	(265,044)
Changes in timing of future production	412,867	319,455
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$4,916,671	$3,248,153

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2019, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	84	2008
Timothy R. Lindsey	67	2007
James F. Meara	66	2008
James F. Westmoreland	63	2008

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

Information About Our Executive Officers

Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an executive officer.

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	63	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	58	2006	Chief Operating Officer

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

During the fiscal year ended February 28, 2019, the Audit Committee met four times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212.

The Audit Committee’s purpose is to assist the Board in fulfilling its responsibility to oversee management activities related to accounting and financial reporting policies, internal controls, auditing practices and related legal and regulatory compliance.  In that connection, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accountants for the purposes of preparing or issuing an audit report or performing other audit, review or attest services.  The Audit Committee determines the independence of our independent registered public accountants, and our independent registered public accountants report directly to the Audit Committee, which also must review and pre-approve the current year’s audit and non-audit fees.  The Audit Committee has the authority to select, retain and/or replace consultants to provide independent advice to the Committee.  The Audit Committee discusses quarterly with the independent auditor the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission.

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

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2019, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2019.  For the fiscal year ended February 28, 2019, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2019.

		Executive
Name	Age	Since	Office
James F. Westmoreland	63	2007	President and Chief Executive Officer
Bennett W. Anderson	58	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2019.

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

For the fiscal years ended February 28, 2019 and 2018, compensation to our Named Executive Officers consisted primarily of base salaries.  The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, below, beginning on page 82 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2019 and 2018.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2019	150,000(2)	-	-	-	150,000
President and Chief Executive Officer	February 28, 2018	150,000(3)	-	-	-	150,000
Bennett W. Anderson	February 28, 2019	89,400(4)	-	-	-	89,400
Chief Operating Officer	February 28, 2018	89,400(5)	-	-	-	89,400

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

(2)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 28, 2019.  During the fiscal year ended February 28, 2019, Mr. Westmoreland was paid $75,000; and $75,000 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.

(3)

As a result of the Company’s limited available cash, Mr. Westmoreland deferred partial salary payments until cash flow improved.  For the fiscal year ended February 28, 2018, Mr. Westmoreland was paid $75,000; and $75,000 was accrued, but not paid.  This liability is recorded on our balance sheet under accrued liabilities.

(4)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Anderson deferred partial salary payments during the fiscal year ended February 28, 2019.  During the fiscal year ended February 28, 2019, Mr. Anderson was paid $44,700; and $44,700 was accrued, but not paid.  The accrued liability is recorded on our balance sheet under accrued liabilities.

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

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal years ended February 28, 2019 and 2018, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) are eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

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

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers for the fiscal year ended February 28, 2019.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Code places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2019.

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

In addition to cash fees, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 28, 2019 and 2018.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2019(1).

Name	Fees Earned Or Paid in Cash(2) ($)	Stock Awards(3) ($)	All other compensation ($)	Total ($)
Wayne G. Dotson	13,750	-	-	13,750
Timothy R. Lindsey	14,250	-	-	14,250
James F. Meara	14,500	-	-	14,500

(1)

As an employee director, Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2019.  Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning in June 2010 postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow.  For the fiscal year ended February 28, 2019, director fees were accrued, but not paid.  For the current year, all fees are still currently being accrued and will not be paid until cash flow would allow.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 28, 2019.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 28, 2019.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

(1)

Available to be issued pursuant our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 82.

Security Ownership of Certain Beneficial Owners and Management

Our five directors and officers of the Company, together own and control about 4% percent of our outstanding common stock.

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

As of May 29, 2019, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 82; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4) (Less than 1% not shown)
Common Stock
	Timothy R. Lindsey, Director	910,000	-	910,000	1.7

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	-	600,000	1.2

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (5) directors and executive officers as a group	2,230,000	-	2,230,000	4.2
Series A Convertible Preferred Stock(5)
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.4

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	8.2

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 29 2019).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 29, 2019).

(4)

Based upon 53,532,364 shares of common stock outstanding as of May 29, 2019 entitled to one vote per share within 60 days of May 29, 2019.

(5)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of May 29, 2019, 709,568 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

During the fiscal years ended February 28, 2019 and 2018, the Company had no new related party transactions.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

A summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2019 and 2018 is set forth in the table below:

Services Rendered	Fees Billed for the Fiscal Year Ended February 28, 2018	Fees Billed for the Fiscal Year Ended February 28, 2017
Audit fees	$70,000	$70,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$70,000	$70,000

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01

Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 17, 2009 (14)

3.02

Amended and Restated Bylaws (1)

4.01

Specimen Stock Certificate (2)

4.02

Description of Securities (16)

4.03

Designations of Series A Convertible Preferred Stock (3)

4.04

Warrant for the purchase shares of Common Stock, March 2006 private placement (4)

4.05

Registration rights agreement, March 2006 private placement (4)

4.06

Warrant for the purchase shares of Common Stock, July 2006 private placement (5)

4.07

Registration rights agreement, July 2006 private placement (5)

4.08

Additional warrant to purchase shares of Common Stock associated with the Spring 2006 and the July 2006 private placement offerings (2)

4.09

2009 Restricted Stock and Restricted Stock Unit Plan (6)*

4.10

Form of Restricted Stock Award Agreement (6)*

4.11

Form of Restricted Stock Unit Award Agreement (6)*

4.12

Form of 12% Subordinated Note due 2015 (7)

4.13

Form of Warrant in connection with 12% Subordinated Notes (7)

4.14

Form of Amendment to 12% Subordinated Note due 2015 and Warrant to Purchase Shares of Common Stock (8)

4.15

Form of Second Amendment to 12% Subordinated Note due 2017 and Warrant to Purchase Shares of Common Stock (9)

10.01

Prospect review and non-competition agreement for California project (10)

10.02

Prospect review agreement for California project (10)

10.03

Form of Subscription Agreement for 12% Subordinated Note due 2015 (7)

10.04

Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (11)

10.05

Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (12)

10.06

Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA (13)

10.11

Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (12)

10.30

Securities Purchase Agreement dated December 27, 2018 by and between Daybreak Oil and Gas, Inc. and Maximilian Resources, LLC. (15)

10.31

Production Payment Interest Purchase Agreement dated December 27, 2018 by and among Daybreak Oil and Gas, Inc. and the purchasers named therein. (15)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC (16)

23.2

Consent of MaloneBailey, LLP (16)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2018 (16)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 10-Q filed on January 13, 2017, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 10-K dated May 26, 2917 and filed on May 30, 2017, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(14)	Previously filed as exhibits to Form 10-K on May 28, 2010, and incorporated by reference herein.
(15)	Previously filed as exhibit to Form 8-K on January 3, 2019, and incorporated by reference herein.
(16)	Filed herewith.
(17)	Furnished herewith.

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
Date: May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: May 29, 2019		Date: May 29, 2019

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: May 29, 2019		Date: May 29, 2019

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