Form 10-Q
period 2019-05-31
DAYBREAK OIL & GAS, INC.
filed 2019-07-11
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

(509) 232-7674

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

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

At July 11, 2019 the registrant had 53,532,364 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31,	As of February 28,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,812	$30,078
Accounts receivable:
Crude oil sales	116,982	75,410
Joint interest participants	51,267	54,883
Prepaid expenses and other current assets	18,038	23,176
Total current assets	199,099	183,547

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	641,605	656,624
Unproved properties	55,978	55,768
Prepaid drilling costs	16,452	16,452
Operating lease, right-of-use asset	12,204	-
Total long-term assets	726,239	728,844
Total assets	$925,338	$912,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,541,886	$1,511,286
Accounts payable – related parties	1,988,341	1,920,897
Accrued interest	36,586	24,059
Notes payable – related party	250,100	250,100
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable, net of unamortized discount	469,386	247,868
Operating lease liability – current	8,543	-
Line of credit	848,640	826,853
Total current liabilities	5,708,482	5,346,063

LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	432,125	528,720
Operating lease liability, long-term	3,661	-
Asset retirement obligation	30,642	29,595
Total long-term liabilities	586,428	678,315
Total liabilities	6,294,910	6,024,378

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 53,532,364 and 51,532,364 shares issued and outstanding, respectively	53,532	51,532
Additional paid-in capital	23,001,759	22,997,759
Accumulated deficit	(28,425,573)	(28,161,988)
Total stockholders’ deficit	(5,369,572)	(5,111,987)
Total liabilities and stockholders’ deficit	$925,338	$912,391

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	Three Months Ended May 31,	Three Months Ended May 31,
	2019	2018
REVENUE:
Crude oil sales	$196,358	$176,933

OPERATING EXPENSES:
Production	43,717	42,807
Exploration, drilling and abandonment	98	129
Depreciation, depletion and amortization	16,066	17,290
General and administrative	245,968	243,462
Total operating expenses	305,849	303,688
OPERATING LOSS	(109,491)	(126,755)

OTHER EXPENSE:
Interest expense, net	(154,094)	(581,908)

NET LOSS	(263,585)	(708,663)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(295,776)	$(740,854)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	52,212,364	51,532,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended May 31, 2019 and 2018

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement			2,000,000	2,000	4,000		6,000

Net loss	-	-	-	-	-	(263,585)	(263,585)
BALANCE, MAY 31, 2019	709,568	$710	53,532,364	$53,532	$23,001,759	$(28,425,573)	$(5,369,572)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(38,334,383)	$(15,284,382)

Net loss	-	-	-	-	-	(708,663)	(708,663)
BALANCE, MAY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(39,043,046)	$(15,993,045)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,585)	$(708,663)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation, depletion and ARO expense	16,066	17,290
Amortization of debt discount	124,923	3,634
Changes in assets and liabilities:
Accounts receivable – crude oil sales	(41,572)	(1,812)
Accounts receivable - joint interest participants	3,616	(38,012)
Prepaid expenses and other current assets	5,138	3,710
Accounts payable and other accrued liabilities	36,390	43,147
Accounts payable - related parties	67,444	54,086
Accrued interest	20,314	577,103
Net cash used in operating activities	(31,266)	(49,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil properties	-	(8,977)
Net cash used in investing activities	-	(8,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from line of credit	29,000	-
Payments to line of credit	(15,000)	(65,000)
Net cash provided by (used in) financing activities	14,000	(65,000)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,266)	(123,494)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,078	148,564
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$12,812	$25,070

CASH PAID FOR:
Interest	$8,517	$8,744
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$7,787	$7,563
Unpaid additions to O&G properties	$210	$-
Operating lease – right-of-use asset and associated liabilities	$12,204	$-
Common stock issued for settlement of accounts payable	$6,000	$-

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) under the laws of the State of Washington on March 11, 1955, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States.  During 2005, management of the Company decided to enter the crude oil and exploration and production industry.  On October 25, 2005, the Company shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

All of the Company’s crude oil production is sold under contracts which are market-sensitive.  Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company.  These factors include the level of global demand for petroleum products, foreign supply of crude oil, the establishment of and compliance with production quotas by oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2020.

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

•

The valuation of unproved acreage and proved crude oil properties to determine the amount of any impairment of crude oil properties;

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net operating losses since entering the crude oil exploration industry and as of May 31, 2019 has an accumulated deficit of $28.4 million and a working capital deficit of $5.5 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our exploratory drilling project begins in Michigan.  However, given the current volatility and instability in hydrocarbon prices; the timing of any drilling activity in California and Michigan will be dependent on a sustained improvement in hydrocarbon prices and success in securing financing for its drilling programs.

The Company believes that its liquidity will improve when there is a sustained improvement in hydrocarbon prices.  Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets.  While the Company has experienced revenue growth, which has resulted in positive cash flow from its crude oil properties, it has not yet established a positive cash flow on a company-wide basis.  It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future.  However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of May 31, 2019 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS:

Accounting Standards Issued and Adopted

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018.  ASC Topic 718 became effective for the Company on March 1, 2019 and did not have a material impact on the Company’s financial statements.

On March 13, 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740).  The ASU adds seven paragraphs to the Accounting Standards Codification (“ASC”) 740, Income Taxes, that contain SEC guidance related to Staff Accounting Bulletin 118 (“Income Tax Accounting Implications of the Tax Cuts and Jobs Act”) as a result of the tax legislation passed in 2017 known as the “Tax Cuts and Jobs Act” (the “Act”).  Specifically, the staff intended to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted.  The Company notes that it has considered the updates to ASC 740 as a result of the Act and has prepared its financial statements in accordance with the Act.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842).  ASU 2016-02 increases the transparency and comparability of leases among entities and requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures.  Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease.  The Company has determined that it has only operating leases.  ASC 842 supersedes the lease accounting guidance in ASC 840 “Leases”.  On March 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Balance Sheets of approximately $13,787.  Results for reporting periods after March 1, 2019 are presented under Topic 842, while prior periods have not been adjusted.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.  Refer to Note 9 - Leases.

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production.  The Company has no natural gas production in California.  At May 31, 2019 and February 28, 2019 this one customer represented 100.0% of crude oil sales receivable.  If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable balances from California crude oil sales of $116,982 and $75,410 at May 31, 2019 and February 28, 2019, respectively were from one customer, Plains Marketing; and represent crude oil sales that occurred in May and February 2019, respectively.

Joint interest participant receivables balances of $51,267 and $54,883 at May 31, 2019 and February 28, 2019, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2019 and February 28, 2019, as the joint interest owners have a history of paying their obligations.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances at May 31, 2019 and February 28, 2019 are set forth in the table below.

	May 31, 2019	February 28, 2019
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,305,897	2,285,054
Capitalized exploratory well costs	1,320,651	1,341,494
Cost of proved crude oil properties	3,741,667	3,741,667
Accumulated depletion, depreciation, amortization and impairment	(3,100,062)	(3,085,043)
Total proved crude oil properties, net	$641,605	$656,624
Michigan unproved crude oil properties	55,978	55,768
Total proved and unproved crude oil properties, net	$697,583	$712,392

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million liability, $244,849 remains unpaid and is included in the May 31, 2019 accounts payable balance.  Payment of this liability has been delayed until the Company’s cash flow situation improves.  On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  At May 31, 2019, the balance owed this working interest partner was $114,019 and is included in the approximate $1.5 million balance.

NOTE 7 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2019 and February 28, 2019 accounts payable – related parties balances of approximately $2.0 million and $1.9 million respectively, comprised primarily of deferred salaries of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s President and Chief Executive Officer.  Payment of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 8 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

The Company has a note payable-related party loan balance of $250,100 as of May 31, 2019 and February 28, 2019.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  There was no unamortized debt discount remaining at May 31, 2019 and February 28, 2019.

12% Note balances at May 31, 2019 and February 28, 2019 are set forth in the table below:

	May 31, 2019	February 29, 2019
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

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

During the three months ended May 31, 2019 and 2018, the Company received advances on the line of credit of $29,000 and $-0-, respectively.  During the three months ended May 31, 2019 and 2018, the Company made payments to the line of credit of $15,000 and $65,000, respectively.  Interest converted to principal for the three months ended May 31, 2019 and 2018 was $7,787 and $7,563, respectively.  At May 31, 2019 and February 28, 2019, the line of credit had an outstanding balance of $848,640 and $826,853, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the three months ended May 31, 2019.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note.

Production Revenue Payable

Since December 2018, the Company has been selling interests in certain portions of its production in order to fund the drilling of future wells in California and Michigan and to settle some of its historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  As of May 31, 2019, the sales of production payment interests had raised $700,000 of which $300,000 of proceeds were received from a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

The Company accounted for the amounts received from these sales in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method.  Consequently, the net proceeds received of $700,000 was recognized as a production revenue payable.  The Company determined an effective interest rate based on future expected cash flows to be paid to the holders of the production payment interests.  This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the sales and is used to compute the amount of interest to be recognized each period.  Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability.  Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,320,353 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the three months ended May 31, 2019, amortization of the debt discount on these payables amounted to $124,923 which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2019 and February 28, 2019 are set forth in the table below:

	May 31, 2019	February 28, 2019
Estimated payments of production revenue payable	$2,020,353	$2,020,353
Less: unamortized discount	(1,118,842)	(1,243,765)
	901,511	776,588
Less: current portion	(469,386)	(247,868)
Net production revenue payable – long term	$432,125	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  As of May 31, 2019, we had no encumbrances on our crude oil project in Michigan.

NOTE 9 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington.  Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively.  The lease in Friendswood is a 24 month lease that expires in October 2020.  The Company’s lease for Friendswood does not include an option to renew.  The Spokane Valley and Wallace leases are currently on a month-to-month basis.  The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments.  The Company has not entered into any financing leases.

The Company determines if an arrangement is a lease at inception.  Operating leases are recorded in operating lease right of use assets, net, operating lease liability – current, and operating lease liability, long-term on its balance sheet.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.  Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The incremental borrowing rate used at adoption was 5.85%.  Significant judgement is required when determining the Company’s incremental borrowing rate.  Lease expense for lease payments are recognized on a straight-line basis over the lease term.

The Balance Sheet classification of lease assets and liabilities was as follows:

May 31, 2019
Assets
Operating lease right-of-use assets, beginning balance	$13,787
Current period amortization	(1,583)
Total operating lease right-of-use asset	$12,204

Liabilities
Operating lease liability - current	$8,543
Operating lease liability, long-term	3,661
Total lease liabilities	$12,204

Future minimum lease payments as of May 31, 2019 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 29, 2020	$6,975
February 28, 2021	6,200
Total lease payments	13,175
Less: imputed interest	971
Operating lease liability	12,204
Less: operating lease liability - current	8,543
Operating lease liability, long-term	$3,661

Rent expense for the three months ended May 31, 2019 and 2018 was $5,879, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At May 31, 2019 and February 28, 2019, there were 709,568 shares issued and outstanding, that had not been converted into our common stock.  As of May 31, 2019, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	-	-	-
February 28, 2018	14,997	44,991	1
February 28, 2019	-	-	-
May 31, 2019	-	-	-
Totals	690,197	2,070,591	44

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

As of May 31, 2019 no dividends have been declared or paid.  Dividends earned since issuance by fiscal year and the three months ended May 31, 2019 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
May 31, 2019	56	32,191
		$2,130,053

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 53,532,364 and 51,532,364 shares were issued and outstanding as of May 31, 2019 and February 28, 2019, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Issuance of common stock to settle accounts payable	2,000,000	$2,000
Common stock, Issued and Outstanding, May 31, 2019	53,532,364

NOTE 11 — INCOME TAXES:

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2019	February 28, 2019
Computed at U.S. and state statutory rates (40%)	$(78,654)	$3,035,442
Permanent differences	37,766	25,116
New tax law adjustment	-	-
Changes in valuation allowance	40,888	(3,060,558)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2019	February 28, 2019
Deferred tax assets:
Net operating loss carryforwards	$5,399,731	$5,361,767
Crude oil properties	41,161	38,237
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,534,917)	(5,494,029)
Total	$-	$-

At May 31, 2019, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,095,615 which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $340,749 and the loss incurred for the three months ended May 31, 2019 in the amount of $127,226 will not expire and will carry over indefinitely.  The valuation allowance increased $40,888 for the three months ended May 31, 2019 and decreased approximately $3,060,558 for the year ended February 28, 2019, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES:

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities.  While the ultimate outcome of any future contingency is not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

The Company, as an owner or lessee and operator of crude oil properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under a crude oil lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages.  In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of May 31, 2019.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2019 and in our Annual Report on Form 10-K for the year ended February 28, 2019.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

•

Our future investments in and acquisitions of oil properties.

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

•

Fluctuations in worldwide prices and demand for crude oil;

•

Our ability to find, acquire and develop crude oil properties;

•

Fluctuations in the levels of our crude oil exploration and development activities;

•

Risks associated with crude oil exploration and development activities;

•

Competition for raw materials and customers in the crude oil industry;

•

Technological changes and developments in the crude oil industry;

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2019 and in this Form 10-Q for the three months ended May 31, 2019 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

Introduction and Overview

We are an independent crude oil exploration, development and production company.  Our basic business model is to increase shareholder value by finding and developing crude oil reserves through exploration and development activities, and selling the production from those reserves at a profit.  To be successful, we must, over time, be able to find crude oil reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.  A secondary means of generating returns can include the sale of either producing or non-producing lease properties.

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil properties and on the prevailing sales prices for crude oil along with associated operating expenses.  The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective crude oil properties and funding projects that we believe have the potential to produce crude oil in commercial quantities.  We conduct all of our drilling, exploration and production activities in the United States, and all of our revenues are derived from sales to customers within the United States.  Currently, we are in the process of developing a multi-well oilfield project in Kern County, California and an exploratory joint drilling project in Michigan.

Our management cannot provide any assurances that Daybreak will ever operate profitably.  While we have positive cash flow from our continuing crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 and in Part III, Item 1A. Risk Factors of this 10-Q Report.  Throughout this Quarterly Report on Form 10-Q, oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Below is brief summary of our crude oil projects in California and Michigan.  Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2019 for more information on our California project and exploratory joint drilling project in Michigan.

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

The crude oil produced from our acreage from the Vedder Sand is considered heavy oil.  The crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale.  Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  During the three months ended May 31, 2019 we had production from 20 vertical crude oil wells.  Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

We plan on acquiring additional acreage exhibiting the same seismic characteristics and on trend with the Bear, Black and Dyer Creek reservoirs.  Some of these prospects, if successful, would utilize the Company’s existing production facilities.  In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is in put in place.  We do not plan to make any capital investments within the East Slopes Project area in the 2020 fiscal year if no new financing is in place.  If new financing is secured, we plan to spend approximately $525,000 drilling four development wells in the 2020 fiscal year.

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin.  The leases have been secured and multiple targets were identified through a 2-D seismic interpretation.  A 3-D seismic survey was obtained in January and February of 2017.  An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations.  We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect.  The two prospects are independent of each other and the success or lack of results of either prospect does not affect the potential of the other prospect.  The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated.  With the settlement of our debt obligations to a former lender in December 2018, we acquired an additional 40% working interest, bringing our aggregate working interest to 70% in Michigan.  The first well is expected to be drilled when new financing is secured.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  As of May 31, 2019, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Three Months Ended May 31, 2019 compared to the Three Months Ended May 31, 2018

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The posted Midway-Sunset price generally moves in correlation to, and at a discount to, prices quoted on the New York Mercantile Exchange (NYMEX”) for spot West Texas intermediate (“WTI”) crude oil, Cushing, Oklahoma delivery contracts.  We do not have any natural gas revenues in California.

There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized sale price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices since February 2016 when the monthly average price of WTI crude oil was $30.32, there is no guarantee that this trend will continue.  Most recently, the monthly average WTI price of crude oil has declined from $70.75 in October 2018 to $58.15 in March 2019 demonstrating the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may rebound to the 2014 levels, as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and the average realized crude oil sales price for the three months ended May 31, 2019 and 2018 is shown in the table below:

	Three Months Ended
	May 31, 2019	May 31, 2018	Percentage Change
Average three month WTI crude oil price (Bbl)	$60.95	$66.32	(8.1%)
Average three month realized crude oil sales price (Bbl)	$64.91	$65.88	(1.5%)

For the three months ended May 31, 2019, the average WTI price was $60.95 and our average realized crude oil sale price was $64.91, representing a premium of $3.96 per barrel or 6.5% higher than the average WTI price.  In comparison, for the three months ended May 31, 2018, the average WTI price was $66.32 and our average realized sale price was $65.88 representing a discount of $0.44 per barrel or 0.7% lower than the average WTI price.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended May 31, 2019 increased $19,425 or 11.0% to $196,358 in comparison to revenue of $176,933 for the three months ended May 31, 2018.  The average realized sale price of a barrel of crude oil for the three months ended May 31, 2019 was $64.91 in comparison to $65.88 for the three months ended May 31, 2018.

Our net sales volume for the three months ended May 31, 2019 was 3,025 barrels of crude oil in comparison to 2,686 barrels sold for the three months ended May 31, 2018.  This increase in crude oil sales volume of 339 barrels was derived from increasing the speed of our pumps.  This increase in production of 12.7% accounted for all of the increase in crude oil revenue for the three months ended May 31, 2019.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the three months ended May 31, 2019 was from 20 wells resulting in 1,803 well days of production in comparison to 1,837 well days of production for the three months ended May 31, 2018.

Our crude oil sales revenue for the three months ended May 31, 2019 and 2018 is set forth in the following table:

	Three Months Ended May 31, 2019		Three Months Ended May 31, 2018
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$196,358	100.0%	$176,933	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2019 was $64.91 in comparison to $65.88 for the three months ended May 31, 2018, representing a decrease of $0.97 or 1.5% per barrel.

Operating Expenses

Our total operating expenses for the three months ended May 31, 2019 were $305,849, an increase of $2,161 or 0.7% compared to $303,688 for the three months ended May 31, 2018.  Operating expenses for the three months ended May 31, 2019 and 2018 are set forth in the table below:

	Three Months Ended May 31, 2019			Three Months Ended May 31, 2018
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$43,717	14.3%		$42,807	14.1%
Exploration and drilling expenses	98	0.0%		129	0.0%
Depreciation, depletion, amortization (“DD&A”)	16,066	5.3%		17,290	5.7%
General and administrative (“G&A”) expenses	245,968	80.4%		243,462	80.2%
Total operating expenses	$305,849	100.0%	$101.11	$303,688	100.0%	$113.08

Production expenses include expenses associated with the production of crude oil.  These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production.  For the three months ended May 31, 2019, these expenses increased by $910 or 2.1% to $43,717 in comparison to $42,807 for the three months ended May 31, 2018.  For the three months ended May 31, 2019 and 2018, we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended May 31, 2019 and 2018 were $14.45 and $15.94, respectively.  Production expenses represented 14.3% and 14.1% of total operating expenses for the three months ended May 31, 2019 and 2018, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  For the three months ended May 31, 2019, these expenses decreased $31 to $98 in comparison to $129 for the three months ended May 31, 2018.  Exploration and drilling expenses represented 0.0% of total operating expenses for the three months ended May 31, 2019 and 2018, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the three months ended May 31, 2019, DD&A expenses decreased $1,224 or 7.1% to $16,066 in comparison to $17,290 for the three months ended May 31, 2018.  On a BOE basis DD&A expense was $5.31 and $6.44 for the three months ended May 31, 2019 and 2018, respectively.  DD&A and impairment expenses represented 5.3% and 5.7% of total operating expenses for the three months ended May 31, 2019 and 2018, respectively.

General and administrative (“G&A”) expenses include the salaries of our six employees, including management.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company.  For the three months ended May 31, 2019, these expenses increased $2,506 or 1.0% to $245,968 in comparison to $243,462 for the three months ended May 31, 2018.  For the three months ended May 31, 2019, we received, as Operator, administrative overhead reimbursement of $13,322 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 80.4% and 80.2% of total operating expenses for the three months ended May 31, 2019 and 2018, respectively.

Interest expense, net for the three months ended May 31, 2019 decreased $427,814 or 73.5% to $154,094 in comparison to $581,908 for the three months ended May 31, 2018.  The decrease in interest expense, net was due to lower interest expense since the settlement of the Maximilian credit facility loan in December 2018.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing.  There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices since February 2016 when the monthly average price of WTI crude oil was $30.32, there is no guarantee that this trend will continue.  Most recently, the monthly average WTI price of crude oil has declined from $70.75 in October 2018 to $58.15 in March 2019 demonstrating the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may start to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

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

Changes in our capital resources at May 31, 2019 in comparison with February 28, 2019 are set forth in the table below:

	May 31, 2019	February 28, 2019	Increase (Decrease)	Percentage Change
Cash	$12,812	$30,078	$(17,266)	(57.4%)
Current assets	$199,099	$183,547	$15,552	8.5%
Total assets	$925,338	$912,391	$12,947	1.4%
Current liabilities	$(5,708,482)	$(5,346,063)	$362,419	6.8%
Total liabilities	$(6,294,910)	$(6,024,378)	$270,532	4.5%
Working capital	$(5,509,383)	$(5,162,516)	$346,867	6.7%

Our working capital deficit increased approximately $346,867 or 6.7% to $5.5 million at May 31, 2019 in comparison to $5.2 million at February 28, 2019.  The increase in our working capital deficit was primarily due to an increase in the production revenue payable and accounts payable balances.

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

Major sources of funds in the past for us have included the debt or equity markets and the sale of assets.  While we have achieved positive cash flow from operations in California, we will have to rely on these capital markets to fund future operations and growth.  Our business model is focused on acquiring exploration or development properties as well as existing production.  Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of crude oil producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

The Company’s financial statements for the three months ended May 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred a cumulative net loss since entering the crude oil exploration industry and as of three months ended May 31, 2019 have an accumulated deficit of $28.4 million and a working capital deficit of $5.5 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the three months ended May 31, 2019, we received crude oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  During the three months ended May 31, 2019, we had an operating loss of $109,491 in comparison to an operating loss of $126,755 for the three months ended May 31, 2018.  We experienced an increase in crude oil sales revenue increase of $19,425 or 11.0% due to a 12.7% increase in crude oil sales volume in comparison to the three months ended May 31, 2018.

Our balance sheet at May 31, 2019 reflects total assets of approximately $0.93 million in comparison to approximately $0.91 million at February 28, 2019.  This increase is primarily due to an increase in accounts receivable from crude oil sales.

At May 31, 2019, total liabilities were approximately $6.3 million in comparison to approximately $6.0 million at February 28, 2019.  The increase in liabilities was due to increases in the production revenue payable obligation and accounts payable balances.

The issued and outstanding shares of common stock at May 31, 2019 increased by 2,000,000 shares in comparison to the February 28, 2019 balance of 51,532,364 shares as a result of the settlement of certain accounts payable.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(31,266)	$(49,517)	(18,251)	(36.9%)
Net cash used in investing activities	$-	$(8,977)	(8,977)	(100.0%)
Net cash provided by (used in) financing activities	$14,000	$(65,000)	79,000	121.5%

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the three months ended May 31, 2019, cash flow used in operating activities was $31,266 in comparison to $49,517 used in operating activities for the three months ended May 31, 2018.  This decrease of $18,251 in our cash flow used in operating activities for the three months ended May 31, 2019 was due to a reduction in our net loss offset by increases in both our accounts receivable and accounts payable for the three months ended May 31, 2019 in comparison to the three months ended May 31, 2018.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and other investment activities.  Cash flow used in investing activities for the three months ended May 31, 2019 was $-0- in comparison to $8,977 for the three months ended May 31, 2018.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances, our borrowing activities or in equity account balances, excluding retained earnings.  Cash flow provided by financing activities for the three months ended May 31, 2019 was $14,000 an increase of $79,000 in comparison to the $65,000 used in financing activities in the three months ended May 31, 2018.  For the three months ended May 31, 2019, we made payments of $15,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2019.

Current debt (Short-term borrowings)

Related Party Notes

The Company has a note payable-related party loan balance of $250,100 as of May 31, 2019 and February 28, 2019.  The Company’s Chairman, President and Chief Executive Officer has loaned the Company an aggregate $250,100 that was used for a variety of corporate purposes including an escrow requirement on a loan commitment; maturity extension fees on third party loans; and a reduction of principal on the Company’s credit line with UBS Bank.  These loans are non-interest bearing loans and repayment will be made upon a mutually agreeable date in the future.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  There was no unamortized debt discount remaining at May 31, 2019 and February 28, 2019.

12% Note balances at May 31, 2019 and February 28, 2019 are set forth in the table below:

	May 31, 2019	February 29, 2019
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

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

During the three months ended May 31, 2019 and 2018, the Company received advances on the line of credit of $29,000 and $-0-, respectively.  During the three months ended May 31, 2019 and 2018, the Company made payments to the line of credit of $15,000 and $65,000, respectively.  Interest converted to principal for the three months ended May 31, 2019 and 2018 was $7,787 and $7,563, respectively.  At May 31, 2019 and February 28, 2019, the line of credit had an outstanding balance of $848,640 and $826,853, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the three months ended May 31, 2019.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note.

Production Revenue Payable

Since December 2018, we have been selling interests in certain portions of our production in order to fund the drilling of future wells in California and Michigan and to settle some of its historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  As of May 31, 2019, the sales of production payment interests had raised $700,000 of which $300,000 of proceeds were received from a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

We accounted for the amounts received from these sales in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method.  Consequently, the net proceeds received of $700,000 was recognized as a production revenue payable.  The Company determined an effective interest rate based on future expected cash flows to be paid to the holders of the production payment interests.  This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the sales and is used to compute the amount of interest to be recognized each period.  Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability.  Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, we have estimated the cash flows associated with the production revenue payments and determined a discount of $1,320,353 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the three months ended May 31, 2019, amortization of the debt discount on these payables amounted to $124,923 which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2019 and February 28, 2019 are set forth in the table below:

	May 31, 2019	February 28, 2019
Estimated payments of production revenue payable	$2,020,353	$2,020,353
Less: unamortized discount	(1,118,842)	(1,243,765)
	901,511	776,588
Less: current portion	(469,386)	(247,868)
Net production revenue payable – long term	$432,125	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  As of May 31, 2019, we had no encumbrances on our crude oil project in Michigan.

Operating Leases

We lease approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington.  Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively.  The lease in Friendswood is a 24 month lease that expires in October 2020.  The lease for Friendswood does not include an option to renew.  The Spokane Valley and Wallace leases are currently on a month-to-month basis.  Our lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments.  We have not entered into any financing leases.

We determine if an arrangement is a lease at inception.  Operating leases are recorded in operating lease right of use assets, net, operating lease liability – current, and operating lease liability, long-term on its balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.  Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The incremental borrowing rate used at adoption was 5.85%.  Significant judgement is required when determining tour incremental borrowing rate.  Lease expense for lease payments are recognized on a straight-line basis over the lease term.

The Balance Sheet classification of lease assets and liabilities was as follows:

May 31, 2019
Assets
Operating lease right-of-use assets, beginning balance	$13,787
Current period amortization	(1,583)
Total operating lease right-of-use asset	$12,204

Liabilities
Operating lease liability - current	$8,543
Operating lease liability, long-term	3,661
Total lease liabilities	$12,204

Future minimum lease payments as of May 31, 2019 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 29, 2020	$6,975
February 28, 2021	6,200
Total lease payments	13,175
Less: imputed interest	971
Operating lease liability	12,204
Less: operating lease liability - current	8,543
Operating lease liability, long-term	$3,661

Rent expense for the three months ended May 31, 2019 and 2018 was $5,879, respectively.

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

At May 31, 2019, a total of 3,000,000 shares of restricted stock had been awarded and remained outstanding under the 2009 Plan, and 2,986,220 of the shares had fully vested.  A total of 1,013,780 Common Stock shares remained available at May 31, 2019 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

Grant Date	Shares Awarded	Vesting Period	Shares Vested(1)		Shares Returned(2)	Shares Outstanding (Unvested)
4/7/2009	1,900,000	3 Years	1,900,000		-	-
7/16/2009	25,000	3 Years	25,000		-	-
7/16/2009	625,000	4 Years	619,130		5,870	-
7/22/2010	25,000	3 Years	25,000		-	-
7/22/2010	425,000	4 Years	417,090		7,910	-
	3,000,000		2,986,220	(1)	13,780	-

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

For the three months ended May 31, 2019, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

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

Our financial statements as of May 31, 2019 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

Off-Balance Sheet Arrangements

As of May 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2019, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2019, which could materially affect our business, financial condition or future results.  The risks described in this report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2	XBRL Taxonomy Schema

101.CAL(2)	XBRL Taxonomy Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Definition Linkbase

101.LAB(2)	XBRL Taxonomy Label Linkbase

101.PRE(2)	XBRL Taxonomy Presentation Linkbase

(1)

Filed herewith.

(2)

Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	July 11, 2019