Form 10-Q
period 2019-11-30
DAYBREAK OIL & GAS, INC.
filed 2020-01-13
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

At January 13, 2020 the registrant had 53,532,364 outstanding shares of $0.001 par value common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30, 2019	As of February 28, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,984	$30,078
Accounts receivable:
Crude oil sales	66,470	75,410
Joint interest participants	62,182	54,883
Prepaid expenses and other current assets	65,195	23,176
Total current assets	204,831	183,547

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	615,668	656,624
Unproved properties	55,978	55,768
Prepaid drilling costs	16,452	16,452
Operating lease, right-of-use asset	7,973	-
Total long-term assets	696,071	728,844
Total assets	$900,902	$912,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,494,129	$1,511,286
Accounts payable – related parties	911,841	1,920,897
Accrued interest	61,538	24,059
Notes payable – related party	-	250,100
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Line of credit	879,477	826,853
Production revenue payable – current, net of unamortized discount	283,315	247,868
Operating lease liability – current	7,973	-
Total current liabilities	4,203,273	5,346,063

LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	1,080,031	528,720
Asset retirement obligation	32,849	29,595
Total long-term liabilities	1,232,880	678,315
Total liabilities	5,436,153	6,024,378

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 53,532,364 and 51,532,364 shares issued and outstanding, respectively	53,532	51,532
Additional paid-in capital	24,219,852	22,997,759
Accumulated deficit	(28,809,345)	(28,161,988)
Total stockholders’ deficit	(4,535,251)	(5,111,987)
Total liabilities and stockholders’ deficit	$900,902	$912,391

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2019	2018	2019	2018
REVENUE:
Crude oil sales	$141,964	$192,436	$501,377	$586,139

OPERATING EXPENSES:
Production	44,733	41,337	134,276	115,893
Exploration and drilling (G&G)	9	-	123	992
Depreciation, depletion, and amortization (DD&A)	13,288	18,144	44,210	55,669
General and administrative	156,622	214,304	545,055	661,674
Total operating expenses	214,652	273,785	723,664	834,228
OPERATING LOSS	(72,688)	(81,349)	(222,287)	(248,089)

OTHER EXPENSE:
Interest expense, net	(152,135)	(576,795)	(425,070)	(1,740,260)

NET LOSS	(224,823)	(658,144)	(647,357)	(1,988,349)

Cumulative convertible preferred stock dividend requirement	(31,841)	(31,841)	(96,223)	(96,223)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(256,664)	$(689,985)	$(743,580)	$(2,084,572)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	53,532,364	51,532,364	53,092,364	51,532,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit - Unaudited

For the Three Months and Nine Months Ended November 30, 2019 and November 30, 2018

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	-	-	2,000,000	2,000	4,000	-	6,000

Net loss	-	-	-	-	-	(263,585)	(263,585)
BALANCE, MAY 31, 2019	709,568	$710	53,532,364	$53,532	$23,001,759	$(28,425,573)	$(5,369,572)

Forgiveness of liabilities to related parties	-	-	-	-	1,215,145	-	1,215,145

Net loss	-	-	-	-	-	(158,949)	(158,949)

BALANCE, AUGUST 31, 2019	709,568	$710	53,532,364	$53,532	$24,216,904	$(28,584,522)	$(4,313,376)

Issuance of warrants for:
Investor relations services	-	-	-	-	2,948	-	2,948

Net Loss	-	-	-	-	-	(224,823)	(224,823)

BALANCE, NOVEMBER 30, 2019	709,568	$710	53,532,364	$53,532	$24,219,852	$(28,809,345)	$(4,535,251)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(38,334,383)	$(15,284,382)

Net loss	-	-	-	-	-	(708,663)	(708,663)

BALANCE, MAY 31, 2018	709,568	710	51,532,364	51,532	22,997,759	(39,043,046)	(15,993,045)

Net loss	-	-	-	-	-	(621,542)	(621,542)

BALANCE, AUGUST 31, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(39,664,588)	$(16,614,587)

Net loss	-	-	-	-	-	(658,144)	(658,144)

BALANCE, NOVEMBER 30, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(40,322,732)	$(17,272,731)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2019	November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647,357)	$(1,988,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairment expense	44,210	55,669
Amortization of debt discount	336,658	10,903
Operating lease expense in conjunction with right of use asset	5,814	-
Warrant issued for investor relations services	2,948	-
Changes in assets and liabilities:
Accounts receivable – crude oil sales	8,940	13,853
Accounts receivable – joint interest participants	(7,299)	2,683
Prepaid expenses and other current assets	(42,019)	(1,196)
Accounts payable and other accrued liabilities	112,048	1,069
Accounts payable – related parties	82,674	180,896
Operating lease liability in conjunction with right of use asset	(5,814)	-
Accrued interest	61,103	1,691,486
Net cash used in operating activities	(48,094)	(32,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil properties	-	(12,227)
Net cash used in investing activities	-	(12,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit	74,000	33,300
Payments on line of credit	(45,000)	(95,000)
Net cash provided by (used in) financing activities	29,000	(61,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,094)	(106,913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,078	148,564
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,984	$41,651

CASH PAID FOR:
Interest	$26,978	$60,568
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to crude oil properties	$210	$-
Non-cash increase to line of credit due to monthly interest	$23,624	$22,680
Operating lease – right of use asset and associated liabilities	$13,787	$-
Forgiveness of liabilities to related parties	$1,215,145	$-
Settlement of related party debt with production revenue interest	$250,100	$-
Common stock issued for settlement of accounts payable	$6,000	$-

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature.  Operating results for the nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2020.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has incurred net losses since entering the crude oil exploration industry and as of November 30, 2019 has an accumulated deficit of $28,809,345 and a working capital deficit of $3,998,442 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Daybreak’s financial statements as of November 30, 2019 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842).  ASU 2016-02 increases the transparency and comparability of leases among entities and requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures.  Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease.  The Company has determined that it has only operating leases.  ASC 842 supersedes the lease accounting guidance in ASC 840 “Leases”.  On March 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Balance Sheets of approximately $13,787.  Results for reporting periods after March 1, 2019 are presented under Topic 842, while prior periods have not been adjusted.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.  Refer to Note 9 — Leases.

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

At the Company’s East Slopes project in California there is only one buyer available for the purchase of crude oil production.  The Company has no natural gas production in California.  At November 30, 2019 and February 28, 2019 this one customer represented 100.0% of the crude oil sales receivable balance.  If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable balances from California crude oil sales of $66,470 and $75,410 at November 30, 2019 and February 28, 2019, respectively were from one customer, Plains Marketing; and represent crude oil sales that occurred in November and February 2019, respectively.

Joint interest participant receivables balances of $62,182 and $54,883 at November 30, 2019 and February 28, 2019, respectively represent amounts due from working interest partners in California, where the Company is the Operator.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2019 and February 28, 2019 as the joint interest owners have a history of paying their obligations.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances at November 30, 2019 and February 28, 2019 are set forth in the table below.

	November 30, 2019	February 28, 2019
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,285,054	2,285,054
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,741,667	3,741,667
Accumulated depletion, depreciation, amortization and impairment	(3,125,999)	(3,085,043)
Proved crude oil properties, net	$615,668	$656,624
Michigan unproved crude oil properties	55,978	55,768
Total proved and unproved crude oil properties, net	$671,646	$712,392

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project in California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program.  The Company subsequently sold the same 25% working interest on June 11, 2009.  Of the $1.5 million liability, $244,849 remains unpaid and is included in both the November 30, 2019 and February 28, 2019 accounts payable balances.  Payment of this liability has been delayed until the Company’s cash flow situation improves.  On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  At November 30, 2019, the balance owed this working interest partner was $105,144 and is included in the approximate $1.5 million accounts payable balance.

NOTE 7 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2019 and February 28, 2019 accounts payable – related parties balances of approximately $0.9 million and $1.9 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer.  On August 22, 2019, an agreement was reached between the Company and the Company’s Chairman, President and Chief Executive Officer whereby all deferred salary owed by the Company to this related party was forgiven.  The agreement has an effective date of June 1, 2019.  This agreement resulted in a decrease of approximately $882,043 in net salary payable from the prior related party payables balance.  This agreement also resulted in a decrease of $123,414 in estimated payroll taxes from accounts payable balances.  Additionally, on August 22, 2019 the three Non-Employee Directors of the Company to whom director fees were owed agreed to forgive 50% (fifty percent) of the amounts owed to each individual director.  These agreements had an effective date of June 1, 2019 and resulted in a reduction of $209,688 in the related party payables balance.  The total amount of liability forgiveness was approximately $1.2 million and was recorded as an addition to additional paid in capital (APIC).  Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  Interest continues to accrue on the unpaid $565,000 principal balance.  The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  There was no unamortized debt discount remaining at November 30, 2019 and February 28, 2019.

12% Note balances at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Notes balance	$565,000	$565,000

12% Note balances – accrued interest at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
Accrued interest 12% Subordinated Notes	$50,538	$21,955
Accrued interest 12% Subordinated Notes – related party	204,986	182,301
Total accrued interest 12% Subordinated Notes	$255,524	$204,256

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

During the nine months ended November 30, 2019 and 2018, the Company received advances on the line of credit of $74,000 and $33,300, respectively.  During the nine months ended November 30, 2019 and 2018, the Company made payments to the line of credit of $45,000 and $95,000, respectively.  Interest converted to principal for the nine months ended November 30, 2019 and 2018 was $23,624 and $22,680, respectively.  At November 30, 2019 and February 28, 2019, the line of credit had an outstanding balance of $879,477 and $826,853, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock to the vendor as a part of the settlement.  Based on the closing price of the Company’s common stock on the date of the settlement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the nine months ended November 30, 2019.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note.  At November 30, 2019, the accrued interest on the Note was $11,000.

Production Revenue Payable

Since December 2018, the Company has been selling interests in certain portions of its future production revenue to fund the drilling of new wells in California and Michigan and to settle some of its historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 in Notes referenced above, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  As of November 30, 2019, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,666,614 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the nine months ended November 30, 2019, amortization of the debt discount on these payables amounted to $336,658 which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
Estimated payments of production revenue payable	$2,616,714	$2,020,353
Less: unamortized discount	(1,253,368)	(1,243,765)
	1,363,346	776,588
Less: current portion	(283,315)	(247,868)
Net production revenue payable – long term	$1,080,031	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company.  As of November 30, 2019, we had no encumbrances on our crude oil project in Michigan.

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

The Balance Sheet classification of lease assets and liabilities was as follows:

November 30, 2019
Assets
Operating lease right-of-use assets, beginning balance	$13,787
Current period amortization	(5,814)
Total operating lease right-of-use asset	$7,973

Liabilities
Operating lease liability — current	$7,973
Operating lease liability — long-term	-
Total lease liabilities	$7,973

Future minimum lease payments as of November 30, 2019 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 29, 2020	$2,325
February 28, 2021	6,200
Total lease payments	8,525
Less: imputed interest	552
Operating lease liability	7,973
Less: operating lease liability — current	7,973
Operating lease liability, long-term	$-

Rent expense for the nine months ended November 30, 2019 and 2018 was $17,842.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value.  At November 30, 2019 and February 28, 2019, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock.  As of November 30, 2019, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	-	-	-
February 28, 2018	14,997	44,991	1
February 28, 2019	-	-	-
November 30, 2019	-	-	-
Totals	690,197	2,070,591	44

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

As of November 30, 2019 no dividends have been declared or paid.  Dividends earned since issuance for each fiscal year and the nine months ended November 30, 2019 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
November 30, 2019	56	96,223
		$2,194,085

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 53,532,364 and 51,532,364 shares were issued and outstanding as of November 30, 2019 and February 28, 2019, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Conversion of Series A Convertible Preferred Stock to common stock	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Issuance of common stock to settle accounts payable	2,000,000	$2,000
Common stock, Issued and Outstanding, November 30, 2019	53,532,364

NOTE 11 — WARRANTS:

Warrants outstanding as of November 30, 2019 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Warrants Remaining
Warrants issued for investor relations services	2,100,000	$0.01	4.08	2,100,000
	2,100,000			2,100,000

Warrant activity for the nine months ended November 30, 2019 is set forth in the table below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2019	-

Changes during the nine months ended November 30, 2019:	-	-
Issued	2,100,000	$0.01
Expired / Cancelled / Forfeited	-
Warrants outstanding, November 30, 2019	2,100,000	$0.01

Warrants exercisable, November 30, 2019

During the nine months ended November 30, 2019 there were 2.1 million warrants issued to a third party for investor relations services.  The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants.  The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%.  The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024.  As of November 30, 2019, the outstanding warrants have a weighted average exercise price of $0.01, a weighted average remaining life of 4.08 years, and an intrinsic value of -$0-.  For the nine months ended November 30, 2019, the recorded amount of warrant expense was $2,948.

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2019	February 28, 2019
Computed at U.S. and state statutory rates	$(193,171)	$3,035,442
Permanent differences	102,562	25,116
New tax law adjustment	-	-
Changes in valuation allowance	90,609	(3,060,558)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2019	February 28, 2019
Deferred tax assets:
Net operating loss carryforwards	$5,443,199	$5,361,767
Crude oil properties	47,414	38,237
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,584,638)	(5,494,029)
Total	$-	$-

At November 30, 2019, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,241,286 which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $340,749 and the loss incurred for the nine months ended November 30, 2019 in the amount of $272,897 will not expire and will carry over indefinitely.  The valuation allowance increased approximately $90,609 for the nine months ended November 30, 2019 and decreased approximately $3,060,558 for the year ended February 28, 2019, respectively.  Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2019.  There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2019 and in our Annual Report on Form 10-K for the year ended February 28, 2019.  References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2019 and in this Form 10-Q for the nine months ended November 30, 2019 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil.  The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale.  Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  During the nine months ended November 30, 2019 we had production from 20 vertical crude oil wells.  Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until financing is put in place.  We do not plan to make any capital investments within the East Slopes Project area in the 2020 fiscal year.  If new financing is secured, we plan to spend approximately $525,000 drilling four development wells in the 2020 - 2021 fiscal year.

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

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  As of November 30, 2019, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Nine months ended November 30, 2019 compared to the nine months ended November 30, 2018

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

There has been a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices since February 2016 when the monthly average price of WTI crude oil was $30.32, there is no guarantee that this trend will continue.  Most recently, the monthly average WTI price of crude oil has declined from $70.75 in October 2018 to $53.96 in October 2019 demonstrating the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may rebound to 2014 levels, as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price for the nine months ended November 30, 2019 and 2018 is shown in the table below:

	Nine Months Ended
	November 30, 2019	November 30, 2018	Percentage Change
Average nine month WTI crude oil price (Bbl)	$57.51	$67.09	(14.3%)
Average nine month realized crude oil sales price (Bbl)	$60.77	$67.83	(10.4%)

For the nine months ended November 30, 2019, the average WTI price was $57.51 and our average realized crude oil sale price was $60.77, representing a premium of $3.26 per barrel or 5.7% higher than the average WTI price.  In comparison, for the nine months ended November 30, 2018, the average WTI price was $67.09 and our average realized sale price was $67.83 representing a premium of $0.74 per barrel or 1.1% higher than the average WTI price.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the nine months ended November 30, 2019 decreased $84,762 or 14.5% to $501,377 in comparison to revenue of $586,139 for the nine months ended November 30, 2018.  The average sale price of a barrel of crude oil for the nine months ended November 30, 2019 was $60.77 in comparison to $67.83 for the nine months ended November 30, 2018.  The decrease of $7.06 or 10.4% per barrel in the average realized price of a barrel of crude oil accounted for 72.0% of the decrease in crude oil revenue for the nine months ended November 30, 2019.

Our net sales volume for the nine months ended November 30, 2019 was 8,250 barrels of crude oil in comparison to 8,641 barrels sold for the nine months ended November 30, 2018.  This decrease in crude oil sales volume of 391 barrels or 4.5% was primarily due to power outages, poor weather and road conditions allowing for the sale of more oil and accounted for 28.0% of the decrease in revenue for the nine months ended November 30, 2019.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the nine months ended November 30, 2019 was from 20 wells resulting in 5,379 well days of production in comparison to 5,460 well days of production for the nine months ended November 30, 2018.

Our crude oil sales revenue for the nine months ended November 30, 2019 and 2018 is set forth in the following table:

	Nine Months Ended November 30, 2019		Nine Months Ended November 30, 2018
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$501,377	100.0%	$586,139	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2019 was $60.77 in comparison to $67.83 for the nine months ended November 30, 2018, representing a decrease in revenue of $7.06 or 10.4% per barrel.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2019 were $723,664 a decrease of $110,564 or 13.3% compared to $834,228 for the nine months ended November 30, 2018.  Operating expenses for the nine months ended November 30, 2019 and 2018 are set forth in the table below:

	Nine Months Ended November 30, 2019			Nine Months Ended November 30, 2018
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$134,276	18.6%		$115,893	13.9%
Exploration and drilling expenses	123	0.0%		992	0.1%
Depreciation, depletion, amortization (“DD&A”)	44,210	6.1%		55,669	6.7%
General and administrative (“G&A”) expenses	545,055	75.3%		661,674	79.3%
Total operating expenses	$723,664	100.0%	$87.72	$834,228	100.0%	$96.54

Production expenses include expenses associated with the production of crude oil.  These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production.  For the nine months ended November 30, 2019, these expenses increased by $18,383 or 15.9% to $134,276 in comparison to $115,893 for the nine months ended November 30, 2018.  For the nine months ended November 30, 2019 and 2018, we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the nine months ended November 30, 2019 and 2018 was $16.28 and $13.41, respectively.  Production expenses represented 18.6% and 13.9% of total operating expenses for the nine months ended November 30, 2019 and 2018, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  For the nine months ended November 30, 2019, these expenses decreased $869 to $123 in comparison to $992 the nine months ended November 30, 2018.  Exploration and drilling expenses represented 0.0% and 0.1% of total operating expenses for the nine months ended November 30, 2019 and 2018, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses.  For the nine months ended November 30, 2019, DD&A expenses decreased $11,459 or 20.6% to $44,210 in comparison to $55,669 for the nine months ended November 30, 2018.  On a BOE basis, DD&A expense was $5.36 and $6.44 for the nine months ended November 30, 2019 and 2018, respectively.  DD&A expenses represented 6.1% and 6.7% of total operating expenses for the nine months ended November 30, 2019 and 2018, respectively.

General and administrative (“G&A”) expenses include the salaries of our nine full-time employees, including management.  Fifty percent (50%) of certain management salaries were being deferred by the Company for the first three months of the current fiscal year.  However, effective June 1, 2019, the salary deferral program was ended and those base salaries were reduced by half or fifty percent (50%), to the amount currently being paid.  Additionally, director fees are being suspended temporarily.  Both of these compensation changes will be reviewed again by the Board of Directors along with the Compensation Committee of the Board of Directors, no later than June 1, 2020 and any change will be based on the financial status of the Company at that time.  Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company.  For the nine months ended November 30, 2019, G&A expenses decreased $116,619 or 17.6% to $545,055 in comparison to $661,674 for the nine months ended November 30, 2018.  We received, as Operator, administrative overhead reimbursement of $48,774 during the nine months ended November 30, 2019 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of controlling our G&A costs wherever possible.  G&A expenses represented 75.3% and 79.3% of total operating expenses for the nine months ended November 30, 2019 and 2018, respectively.

Interest expense, net for the nine months ended November 30, 2019 decreased $1,315,190 or 75.6% to $425,070 in comparison to $1,740,260 for the nine months ended November 30, 2018.  The decrease in interest expense, net was due to lower interest expense since the settlement of a former credit facility loan in December 2018.

Results of Operations – Three months ended November 30, 2019 compared to the three months ended November 30, 2018

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended November 30, 2019 and 2018 is shown in the table below:

	Three Months Ended
	November 30, 2019	November 30, 2018	Percentage Change
Average three month WTI crude oil price (Bbl)	$55.98	$65.98	(15.2%)
Average three month realized crude oil sales price (Bbl)	$57.92	$68.76	(15.8%)

For the three months ended November 30, 2019, the average WTI price was $55.98 and our average realized crude oil sale price was $57.92, representing a premium of $1.94 per barrel or 3.5% higher than the average WTI price.  In comparison, for the three months ended November 30, 2018, the average WTI price was $65.98 and our average realized sale price was $68.76 representing a premium of $2.78 per barrel or 4.2% higher than the average WTI price.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended November 30, 2019, decreased $50,472 or 26.2% to $141,964 in comparison to revenue of $192,436 for the three months ended November 30, 2018.  The average sale price of a barrel of crude oil for the three months ended November 30, 2019 was $57.92 in comparison to $68.76 for the three months ended November 30, 2018.  The decrease of $10.84 or 15.8% per barrel in the average realized price of a barrel of crude oil accounted for 60.1% of the decrease in crude oil revenue for the three months ended November 30, 2019.

Our net sales volume for the three months ended November 30, 2019 was 2,451 barrels of crude oil in comparison to 2,799 barrels sold for the three months ended November 30, 2018.  This decrease in crude oil sales volume of 348 barrels or 12.4% accounted for 39.9% of the decrease in revenue for the three months ended November 30, 2019.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the three months ended November 30, 2019 was from 20 wells resulting in 1,749 well days of production in comparison to 1,783 well days of production for the three months ended November 30, 2018.

Our crude oil sales revenue for the three months ended November 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended November 30, 2019		Three Months Ended November 30, 2018
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$141,964	100.0%	$192,436	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2019 was $57.92 in comparison to $68.76 for the three months ended November 30, 2018, representing a decrease in revenue of $10.84 or 15.8% per barrel.

Operating Expenses

Total operating expenses for the three months ended November 30, 2019 were $214,652, a decrease of $59,133 or 21.6% compared to $273,785 for the three months ended November 30, 2018.  Operating expenses for the three months ended November 30, 2019 and 2018 are set forth in the table below:

	Three Months Ended November 30, 2019			Three Months Ended November 30, 2018
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$44,733	20.8%		$41,337	15.1%
Exploration and drilling expenses	9	0.0%		-	0.0%
Depreciation, depletion, amortization (“DD&A”)	13,288	6.2%		18,144	6.6%
General and administrative (“G&A”) expenses	156,622	73.0%		214,304	78.3%
Total operating expenses	$214,652	100.0%	$87.58	$273,785	100.0%	$97.82

Production expenses for the three months ended November 30, 2019, increased by $3,396 or 8.2% to $44,733 in comparison to $41,337 for the three months ended November 30, 2018.  For the three months ended November 30, 2019 and 2018 we had 20 wells on production in California.  Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended November 30, 2019 and 2018 were $18.25 and $14.77, respectively.  Production expenses represented 20.8% and 15.1% of total operating expenses for the three months ended November 30, 2019 and 2018, respectively.

Exploration and drilling expenses for the three months ended November 30, 2019, increased $9 to $9 in comparison to $-0- for the three months ended November 30, 2018.  Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the three months ended November 30, 2019 and 2018, respectively.

DD&A expenses for the three months ended November 30, 2019, decreased $4,856 or 26.8% to $13,288 in comparison to $18,144 for the three months ended November 30, 2018.  DD&A on a BOE basis was $5.42 and $6.48 for the three months ended November 30, 2019 and 2018, respectively.  The decrease in DD&A is directly related to the increase in our reserve estimates in comparison to the prior year reserves.  DD&A expenses represented 6.2% and 6.6% of total operating expenses for the three months ended November 30, 2019 and 2018, respectively.

G&A expenses for the three months ended November 30, 2019, decreased $57,682 or 26.9% to $156,622 in comparison to $214,304 for the three months ended November 30, 2018.  Fifty percent (50%) of certain management salaries were being deferred by the Company for the first three months of the current fiscal year.  However, effective June 1, 2019, the salary deferral program was ended and those base salaries were reduced by half or fifty percent (50%), to the amount currently being paid.  Additionally, director fees are being suspended temporarily.  Both of these compensation changes will be reviewed again by the Board of Directors along with the Compensation Committee of the Board of Directors, no later than June 1, 2020 and any changes will be based on the financial status of the Company at that time.  Other items included in our G&A expenses are legal and accounting expenses, director fees, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company.  We received, as Operator in California, administrative overhead reimbursement of $16,420 during the three months ended November 30, 2019 for the East Slopes Project which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 73.0% and 78.3% of total operating expenses for the three months ended November 30, 2019 and 2018, respectively.

Interest expense, net for the three months ended November 30, 2019 decreased $424,660 or 73.6% to $152,135 in comparison to $576,795 for the three months ended November 30, 2018.  The decrease in interest expense, net was due to lower interest expense since the settlement of a former credit facility loan in December 2018.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base.  Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing.  There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78.  This decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.  While there has been an overall improvement in crude oil prices since February 2016 when the monthly average price of WTI crude oil was $30.32, there is no guarantee that this trend will continue.  Most recently, the monthly average WTI price of crude oil has declined from $70.75 in October 2018 to $53.96 in October 2019 demonstrating the continued volatility in crude oil prices.  It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may continue to rebound as there are many factors beyond our control that dictate the price we receive for our crude oil sales.

In the current fiscal year we do not plan any capital investments in California or Michigan.  If new financing is secured, we plan to spend $525,000 in California in the 2020 - 2021 calendar year.  However, our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are unable to obtain financing to fund these capital investments.  Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at November 30, 2019 in comparison to February 28, 2019 are set forth in the table below:

			Increase	Percentage
	November 30, 2019	February 28, 2019	(Decrease)	Change
Cash	$10,984	$30,078	$(19,094)	(63.5%)
Current Assets	$204,831	$183,547	$21,284	11.6%
Total Assets	$900,902	$912,391	$(11,489)	(1.3%)
Current Liabilities	$(4,203,273)	$(5,346,063)	$(1,142,790)	(21.4%)
Total Liabilities	$(5,436,153)	$(6,024,378)	$(588,225)	(9.8%)
Working Capital Deficit	$(3,998,442)	$(5,162,516)	$(1,164,074)	(22.5%)

Our working capital deficit decreased approximately $1.2 million or 22.5% to approximately $4.0 million at November 30, 2019 in comparison to approximately $5.2 million at February 28, 2019.  The decrease in our working capital deficit was due to the settlement of accounts payable owed to related parties through a debt forgiveness program.

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

The Company’s financial statements for the nine months ended November 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the nine months ended November 30, 2019, we have an accumulated deficit of $28,809,345 and a working capital deficit of $3,998,442 which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the nine months ended November 30, 2019, we received crude oil sales revenue from 20 wells in California.  Our commitment to improving corporate profitability remains unchanged.  We experienced a decrease in revenues of $84,762 or 14.5% to $501,377 for the nine months ended November 30, 2019 in comparison to revenues of $586,139 for the nine months ended November 30, 2018.  The decrease of $7.06 or 10.4% per barrel in the average realized price of a barrel of crude oil accounted for 72.0% of the decrease in crude oil revenue for the nine months ended November 30, 2019.  For the nine months ended November 30, 2019, we had an operating loss of $222,287 in comparison to an operating loss of $248,089 for the nine months ended November 30, 2018.

Our balance sheet at November 30, 2019 reflects total assets of approximately $0.9 million in comparison to approximately $0.91 million at February 28, 2019.  The decrease of $11,489 is primarily due to a decrease in cash and an increase in depletion offset by an increase in prepaid expenses.

At November 30, 2019, total liabilities were approximately $5.4 million in comparison to approximately $6.0 million at February 28, 2019.  The decrease in liabilities of $588,225 was primarily due to debt forgiveness in related party accounts payable.

The issued and outstanding shares of common stock at November 30, 2019 increased by 2,000,000 shares in comparison to the February 28, 2019 balance of 51,532,364 shares as a result of the settlement of certain accounts payable.  The common stock issuance was valued at $6,000.

Additional paid in capital (APIC) increased $1,222,093 to $24,219,852 at November 30, 2019 from $22,997,759 as a result of forgiveness of related party deferred salaries and director’s fees effective June 1, 2019 and warrant issuance for investor relations services.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(48,094)	$(32,986)	15,108	45.8%
Net cash used in investing activities	$-	$(12,227)	(12,227)	(100.0%)
Net cash provided by (used in) financing activities	$29,000	$(61,700)	90,700	147.0%

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  For the nine months ended November 30, 2019, cash flow used in operating activities was $48,094 in comparison to cash flow used in operating activities of $32,986 for the nine months ended November 30, 2018.  This increase in our cash flow used in operating activities for the nine months ended November 30, 2019 was primarily due to an increase in our non-cash expenses related to amortization of debt discount and prepaid expenses offset by a decrease in accrued interest and a smaller net loss in comparison to the comparative period.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities.  Cash flow used in our investing activities for the nine months ended November 30, 2019 was $-0- in comparison to cash flow used in our investing activities of $12,227 for the nine months ended November 30, 2018.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings.  Cash flow provided by our financing activities was $29,000 for the nine months ended November 30, 2019 in comparison to cash flow used in our financing activities of $61,700 for the nine months ended November 30, 2018.  This increase of $90,700 provided by our cash flow activities was primarily due to an additional cash advances received from our UBS line of credit.  For the nine months ended November 30, 2019, we made total payments of $45,000 to our line of credit with UBS Bank and received advances of $74,000.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2019.

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

We have informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  Interest continues to accrue on the unpaid $565,000 principal balance.  The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, we may then elect a mandatory conversion of the unpaid principal and interest into our common stock at a conversion rate equal to 75% of the average closing price of our common stock over the 20 consecutive trading days preceding December 31, 2018.  There was no unamortized debt discount remaining at November 30, 2019 and February 28, 2019.

12% Note balances at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Notes balance	$565,000	$565,000

12% Note balances – accrued interest at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
Accrued interest 12% Subordinated Notes	$50,538	$21,955
Accrued interest 12% Subordinated Notes – related party	204,986	182,301
Total accrued interest 12% Subordinated Notes	$255,524	$204,256

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

During the nine months ended November 30, 2019 and 2018, the Company received advances on the line of credit of $74,000 and $33,300, respectively.  During the nine months ended November 30, 2019 and 2018, the Company made payments to the line of credit of $45,000 and $95,000, respectively.  Interest converted to principal for the nine months ended November 30, 2019 and 2018 was $23,624 and $22,680, respectively.  At November 30, 2019 and February 28, 2019, the line of credit had an outstanding balance of $879,477 and $826,853, respectively.

Note Payable

In December 2018, we were able to settle an outstanding balance owed to one of our third-party vendors.  This settlement resulted in a $120,000 note payable issued to the vendor.  Additionally, we agreed to issue 2,000,000 shares of the Company’s common stock to the vendor as a part of the settlement.  Based on the closing price of the Company’s common stock on the date of the settlement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the nine months ended November 30, 2019.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note.  At November 30, 2019, the accrued interest on the Note was $11,000.

Production Revenue Payable

Since December 2018, the Company has been selling interests in certain portions of its future production revenue to fund the drilling of new wells in California and Michigan and to settle some of its historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 in Notes referenced above, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  As of November 30, 2019, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,666,614 which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the nine months ended November 30, 2019, amortization of the debt discount on these payables amounted to $336,658 which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2019 and February 28, 2019 are set forth in the table below:

	November 30, 2019	February 28, 2019
Estimated payments of production revenue payable	$2,616,714	$2,020,353
Less: unamortized discount	(1,253,368)	(1,243,765)
	1,363,346	776,588
Less: current portion	(283,315)	(247,868)
Net production revenue payable – long term	$1,080,031	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company.  As of November 30, 2019, we had no encumbrances on our crude oil project in Michigan.

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

At November 30, 2019, a total of 3,000,000 shares of restricted stock had been awarded under the 2009 Plan, with 2,986,220 shares outstanding and fully vested.  A total of 1,013,780 common stock shares remained available at November 30, 2019 for issuance pursuant to the 2009 Plan.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the nine months ended November 30, 2019 and 2018, the Company did not recognize any stock compensation expense related to the above restricted stock grants since all issuances have been fully amortized.

Warrants

Warrants outstanding as of November 30, 2019 are set forth in the table below:

	Warrants	Exercise Price	Remaining Life (Years)	Warrants Remaining
Warrants issued for investor relations services	2,100,000	$0.01	4.08	2,100,000
	2,100,000			2,100,000

Warrant activity for the nine months ended November 30, 2019 is set forth in the table below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2019	-

Changes during the nine months ended November 30, 2019:
Issued	2,100,000	$0.01
Expired / Cancelled / Forfeited	-
Warrants outstanding, November 30, 2019	2,100,000	$0.01
Warrants exercisable, November 30, 2019	-

During the nine months ended November 30, 2017 there were 2.1 million warrants issued to a third party for investor relations services.  The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants.  The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%.  The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024.  As of November 30, 2019, the outstanding warrants have a weighted average exercise price of $0.01, a weighted average remaining life of 4.08 years, and an intrinsic value of -$0-.  For the nine months ended November 30, 2019, the recorded amount of warrant expense was $2,948.

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

Our financial statements as of November 30, 2019 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

Off-Balance Sheet Arrangements

As of November 30, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2019, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27, 2019, the Company issued a warrant to a third party as compensation for investor relations services.  The warrant grants the holder the right to purchase up to 2.1 million shares of common stock of the Company at an exercise price of $0.01 per share.  The warrant expires on January 2, 2024 and is subject to a three-year vesting provision, vesting as to one-third of the shares each January 2 beginning January 2, 2020.  The warrant is also subject to a blocker provision and may be exercised to the extent that such exercise would result in the holder being deemed the “beneficial owner” (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) of more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding common stock.  The fair value of the warrants at the time of grant, as determined by the Black-Scholes pricing model, was $17,689.

The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the sale and purchase of such securities did not involve any public offering.  Also, the holder had access to information about the Company and its investment, the holder took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 6.  EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit

Number

Description

10.1(1)

Warrant Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated November 27, 2019.

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

Date: January 13, 2020