Form 10-K
period 2020-02-29
DAYBREAK OIL & GAS, INC.
filed 2020-06-08
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.01 on August 30, 2019, as reported by the OTC Pink® Open Market was $513,024.

At June 4, 2020, the registrant had 53,532,364 outstanding shares of $0.001 par value common stock.

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

There continues to be a significant amount of volatility in hydrocarbon prices and a dramatic decline in our realized sale price of crude oil since June of 2014 when the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78.   For the month of February 2020, the monthly average price of WTI oil was $50.54 and our monthly realized price was $50.74 per barrel.  This volitality in crude oil prices has continued as evidenced by the NYMEWX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55 and our monthly realized price was $16.96 per barrel.  This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.

It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they may start to rebound as there are many factors beyond our control such as the current COVID-19 restrictions and the crude oil price disputes between Saudi Arabia and Russia that influences the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slope Project in California for the twelve months ended February 29, 2020 and February 28, 2019 is shown in the table below:

	Twelve Months Ended
	February 29, 2020	February 28, 2019	Percentage Change
Average twelve month WTI crude oil price	$57.13	$63.31	(9.8%)
Average twelve month realized crude oil sales price (Bbl)	$60.25	$64.64	(6.8%)

For the twelve months ended February 29, 2020, the average WTI price was $57.13 and our average realized crude oil sale price was $60.25, representing a premium of $3.12 per barrel or 5.5% higher than the average WTI price.  In comparison, for the twelve months ended February 28, 2019, the average WTI price was $63.31 and our average realized sale price was $64.64 representing a premium of $1.33 per barrel or 2.1% higher than the average WTI price.  Historically, the sale price we receive for California heavy crude oil has been less than the quoted NYMEX WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the twelve months ended February 29, 2020 decreased $79,345 or 10.7% to $663,512 in comparison to revenue of $742,857 for the twelve months ended February 28, 2019.  The average sale price of a barrel of crude oil for the twelve months ended February 29, 2020 was $60.25 in comparison to $64.64 for the twelve months ended February 28, 2019.  The decrease of $4.39 or 6.8% per barrel in the average realized price of a barrel of crude oil accounted for 63.6% of the decrease in crude oil revenue for the twelve months ended February 29, 2020.

Our net sales volume for the twelve months ended February 29, 2020 was 11,013 barrels of crude oil in comparison to 11,492 barrels sold for the twelve months ended February 28, 2019.  This decrease in crude oil sales volume of 479 barrels or 4.2% accounted for 36.4% of the decrease in crude oil revenue for the twelve months ended February 29, 2020 and was primarily due to the natural decline in reservoir pressure during the twelve months ended February 28, 2019.

The gravity of our produced crude oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 29, 2020 was from 20 wells resulting in 7,167 well days of production in comparison to 7,257 well days of production from 20 wells for the twelve months ended February 28, 2019.

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

Significant Customers

At our East Slopes Project, located in Kern County, California, we sell all of our crude oil production to one buyer.  At February 29, 2020 and February 28, 2019, this one individual customer represented 100% of crude oil sales receivable.  If this local purchaser is unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our crude oil production.

The Company’s accounts receivable for California crude oil sales at February 29, 2020 and February 28, 2019 are set forth in the table below.

		February 29, 2020		February 28, 2019
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$56,910	100.0%	$75,410	100.0%

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

In California, where we currently operate a 20 well oilfield project, there is substantial federal and state regulation and oversight of produced water and its disposal.  Water regulations in California are currently under review and are subject to change.  We produce a substantial amount of water while lifting oil from our reservoirs.  While the water we produce is considered to be “fresh water” under current testing standards, its handling and use are currently under review by regional authorities.  As rules change, we may be required to invest in additional water management infrastructure.  There is no guarantee that we will not have to incur additional costs in the future in regards to the disposal and use of our produced water.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations.  The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  Hydraulic fracturing typically is regulated by state crude oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel.  At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities.  If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.  We do not presently use hydraulic fracturing methods in our crude oil production in California.

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

Employees and Consultants

At February 29, 2020, we had six full-time employees.  Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services.  None of our employees are subject to a collective bargaining agreement.  In our opinion, relations with our employees are good.  We may hire more employees in the future as needed.  All other services are currently contracted for with independent contractors.  We have not obtained “key person” life insurance on any of our officers or directors.

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

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of crude oil and natural gas.  Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets.  Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows.  The volatility in hydrocarbon prices from June of 2014, which we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets.  Specifically, our average realized price of crude oil sales for the twelve months ended February 29, 2020 was $60.25 in comparison to the average realized price of $64.64 for the twelve months ended February 28, 2019.

The commodity prices we receive for our crude oil and natural gas depend upon factors beyond our control, including among others:

•

changes in the supply of and demand for crude oil and natural gas;

•

market uncertainty;

•

the level of consumer product demands;

•

hurricanes and other weather conditions;

•

domestic governmental regulations and taxes;

•

the foreign supply of crude oil and natural gas;

•

the price of crude oil and natural gas imports

•

national and international pandemics like the COVID-19; and

•

overall domestic and foreign economic conditions.

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

Our results of operations may be negatively impacted by current global events such as the coronavirus outbreak and the crude oil price disputes between Saudi Arabia and Russia.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving.

This widespread health crisis and governmental restrictions associated with it have adversely affected demand for oil and gas, depressed crude oil prices, and affected our ability to access capital.  At the same time, the crude oil price disputes between Saudi Arabia and Russia have also resulted in decreases in the price we receive on our crude oil sales.

These two events are already having a material adverse effect on our business.  The future impact of these global events is highly uncertain and there is no assurance that they will not continue to have a material adverse impact on the future results of the Company.  The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

The Company is unable to predict the full impact of COVID-19 on its business.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.  A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors.  These factors, in turn, may not only impact our operations, financial condition and demand for our crude oil but our overall ability to react timely to mitigate the impact of this event.  Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future.

We have reported net loss of approximately $754,644 for the year ended February 29, 2020, and we have an accumulated deficit through February 29, 2020 of approximately $28.9 million.  Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness.  The amount of our outstanding indebtedness and our current inability to meet our debt obligations will have adverse consequences on our business, financial condition and results of operations.

At February 29, 2020, we had approximately $5.6 million of consolidated indebtedness comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes.  The 12% Notes had a maturity date of January 29, 2019 and the principal balance of $565,000 has not been paid.  The level of indebtedness we have affects our operations in a number of ways.  We will need to use a portion of our cash flow to meet principal, interest and payables commitments; which reduces the amount of funds we will have available to finance our operations.  This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities.  Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance.  Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions.  We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our crude oil and natural gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred.  For the twelve months ended February 29, 2020, we determined it was not necessary to recognize any additional non-cash impairment expense on our California crude oil properties due to current hydrocarbon prices.

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

The SEC generally requires that any undrilled location can be classified as a proved undeveloped reserve only if a development plan has been adopted indicating that the location is scheduled to be drilled within five years.  The reduction of our drilling program in response to depressed crude oil and natural gas prices and a lack of drilling capital has impacted our ability to develop proved undeveloped reserves within such five-year period.  If our reduced drilling plans continue over a significant period of time our future access to capital resources will be limited, and we will also likely further delay the development of our proved undeveloped reserves or ultimately suspend such development which could result in the reclassification of a significant amount of our proved undeveloped reserves as probable or possible reserves.  A significant reclassification of proved undeveloped reserves could adversely affect the value of our properties.

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

Our financial statements for the year ended February 29, 2020 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

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

Daybreak’s Common Stock (OTC Pink: DBRM) trades on the OTC Pink® Open Market under the OTC Markets Group segment, Pink Current Information.  Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace.  Our transition to the OTC Pink® Open Market was the result of a cost-savings move for the company related to listing fees on the Venture Marketplace.

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

To date, while we have positive cash flow from our operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  We cannot provide any assurances that we will ever operate profitably especially in the current low-priced hydrocarbon environment.  As a result of our limited operating history, we are more susceptible to business risks.  These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.  As of February 29, 2020, there were 53,532,364 shares of Common Stock and 709,568 shares of Series A Convertible Preferred stock outstanding.

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

ITEM 2.   PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States.  All of our crude oil assets are located in the United States, and all of our revenues are derived from sales to customers within the United States.  During the year ended February 29, 2020, we were involved in the operation of an oilfield project in Kern County, California.

We have not filed any estimates of total, proved net crude oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 29, 2020.  Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

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

Our 20 producing crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations.  The Sunday property has six producing wells, while the Bear property has nine producing wells.  The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property.  The Ball property also has two producing wells while the Dyer Creek property has one producing well.  Our average working interest and NRI in these 20 producing crude oil wells is 36.6% and 28.4%, respectively.

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

By utilizing the Sunday centralized production facility our average production expenses have been reduced from over $40 per barrel in 2009 to around $16 per barrel of crude oil for the year ended February 29, 2020.  With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

Bear Property

In February 2009, we made our second crude oil discovery drilling the Bear #1 well, which is approximately one mile northwest of our Sunday discovery.  The well was put on production in May 2009.  Production is from the Vedder Sand at approximately 2,200 feet.  In December 2009, we began a development program on this property by drilling and completing the Bear #2 well.  In April 2010, we successfully drilled and completed the Bear #3 and the Bear #4 wells.  In May and June 2013, we drilled three additional development wells, the Bear #5, Bear #6 and Bear #7, on this property.  In November 2013, we drilled and put on production two additional development wells: Bear #8 and Bear #9.  We have a 37.5% working interest in all wells on the Bear property.  Our NRI in the Bear #1, Bear #2, Bear #3 and Bear #4 wells is 26.1%.  For the Bear #5, Bear #6 and Bear #7 wells our NRI is 30.1%.  Our NRI in the Bear #8 and Bear #9 wells is 31.7%.  The average working interest and NRI for the Bear property for the ten producing wells in aggregate is 37.5% and 28.7%, respectively.  The Bear reservoir is estimated to be approximately 62 acres in size with the potential for at least eleven more development wells to be drilled in the future.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place.  We do not plan to make any capital investments within the East Slopes Project area in the 2020-2021 fiscal year if no new financing is in place.  If new financing is secured, we plan to drill four development wells for a total of $525,000.

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

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  As of February 29, 2020, we had no encumbrances on our crude oil project in Michigan.

Reserves

Crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).  The following table sets forth our estimated net quantities of proved reserves as of February 29, 2020.

As of February 29, 2020, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	Proved Reserves
Reserve Category	Crude Oil (Barrels)	Natural Gas (Mcf)	Total Crude Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE)
Developed	113,779	-	113,779	22.9%
Undeveloped	382,198	-	382,198	77.1%
Total Proved	495,977	-	495,977	100.0%

Changes in our estimated net proved reserves for the twelve months ended February 29, 2020 are set forth in the table below.

Proved Reserves (BOE)
Balance as of February 28, 2019	454,261
Revisions	40,003
Discoveries and extensions	12,726
Production	(11,013)
Balance as of February 29, 2020	495,977

Revisions. Net upward revisions of 40,003 BOE in aggregate were due to better reservoir performance offset by lower crude oil prices in California during the twelve months ended February 29, 2020 increasing the economic life of our proved reserves.

Discoveries and extensions. For the twelve months ended February 29, 2020, there were 12,726 BOE in extensions in California due to a re-evaluation of reservoir performance by producing wells.

Production. Production in California was 11,013 BOE in aggregate of proved reserves for the twelve months ended February 29, 2020.

As of February 29, 2020, our total proved undeveloped reserves were comprised of our interests in Kern County, California.

Changes in our estimated net proved undeveloped reserves for the twelve months ended February 29, 2020 are set forth in the table below.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2019	336,147
Revisions	33,325
Discoveries and extensions	12,726
Balance as of February 29, 2020	382,198

Revisions. There were net upward revisions of 33,325 BOE in aggregate due to better reservoir performance of producing wells offset by lower crude oil prices during the twelve months ended February 29, 2020 increasing the economic life of our proved undeveloped reserves.

Discoveries and extensions. For the twelve months ended February 29, 2020, there were there were 12,726 BOE in extensions in California due to a re-evaluation of reservoir performance by producing wells.

Our estimated net proved developed producing reserves in California at February 29, 2020 are set forth in the table below.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	113,779	-	113,779	100.0%

Our estimated net proved undeveloped reserves in California at February 29, 2020 are set forth in the table below.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	382,198	-	382,198	100.0%

The Company has 314,070 Bbls of proved undeveloped reserves that have remained undeveloped for a period greater than five years.  These proved undeveloped reserves have remained undeveloped due to depressed crude oil and natural gas prices and a lack of capital available for drilling.  Under our current drilling plans, we intend to convert all 314,070 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 29, 2020 to proved developed reserves within the next five years.

Our estimated proved reserves (BOE) and PV-10 valuation in California at February 29, 2020 are set forth in the table below.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	495,977	4,652,142	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $4.7 million at February 29, 2020 a decrease of approximately $0.2 million or 5.4% from the PV-10 reserve valuation at February 28, 2019.  This decrease is primarily due to the decrease in the base price of crude oil in the current report in comparison to the base price of crude oil in the February 28, 2019 report.  The commodity prices used to estimate proved reserves and their related PV-10 at February 29, 2020 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the twelve month period from March 2019 through February 2020.  The WTI benchmark average price for the twelve months ended February 29, 2020 was $56.87 per barrel of crude oil in comparison to $63.58 in the prior year reserve report.

These benchmark average prices were further adjusted for crude oil quality and gravity, transportation fees and other price differentials resulting in an average realized price in California for the February 29, 2020 reserve report of $59.65 in comparison to $64.84 in the February 28, 2019 reserve report.  Adverse changes in any price differential would reduce our cash flow from operations and the PV-10 of our proved reserves.  Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 495,977 BOE for the twelve months ended February 29, 2020 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

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

Delivery Commitments

As of February 29, 2020, we had no commitments to provide any fixed or determinable quantities of crude oil or natural gas in the near future under contracts or agreements.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown.  One barrel of crude oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

As of February 29, 2020, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	For the Twelve Months Ended February 28/29,
	2020	2019	2018
Crude Oil and Natural Gas Production Data:
California crude oil	11,013	11,492	12,741
Total (BOE)	11,013	11,492	12,741

The following table sets forth our net share of crude oil and natural gas revenue by project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2020	2019	2018
Crude Oil and Gas Revenue:
California crude oil	663,512	742,857	628,652
Total	$663,512	$742,857	$628,652

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2020	2019	2018
Average Realized Price:
Crude oil – California (Bbl)	$60.25	$64.64	$49.34

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Twelve Months Ended February 28/29,
	2020	2019	2018
Average Production Expense (BOE):
California	$16.43	$12.96	$13.35

Gross and Net Acreage

The following table sets forth our interests in developed and undeveloped crude oil lease acreage in California and our undeveloped crude oil lease acreage in Michigan held by us as of February 29, 2020.  As of December 2018, our interest in undeveloped lease acreage in Michigan increased to 70%.  These ownership interests generally take the form of working interests in crude oil leases that have varying terms.  Developed acreage includes leased acreage that is allocated or assignable to producing wells.  Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, regardless of whether or not the acreage contains proved reserves.  Gross acres represents the total number of acres in which we have an interest.  Net acres represents the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	800	292	2,694	1,010	3,494	1,302
Michigan	-	-	1,400	980	1,400	980
Total Acreage	800	292	4,094	1,990	4,894	2,282
Average working interest		36.5%		48.6%		46.6%

Undeveloped Acreage Expirations

The following table sets forth expiration dates of our gross and net undeveloped acres in California for the years shown.

	Twelve Months Ended February 28, 2021		Twelve Months Ended February 28, 2022		Twelve Months Ended February 28, 2023
	Gross	Net	Gross	Net	Gross	Net
California	-	-	-	-	-	-
Michigan	248	174	366	256	-	-
Total Acreage	248	174	366	256	-	-
Average working interest		70.2%		69.9%

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

Producing Wells

The following table sets forth our gross and net productive crude oil wells in California as of February 29, 2020.  Productive wells are producing wells and wells capable of production.  Gross wells represent the total number of wells in which we have an interest.  Net wells represent the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
California	20	7.3
Average working interest		36.5%

Drilling Activity

The following table sets forth our exploratory and development well drilling activity in California for the periods shown.  We have had no drilling activity in the past three years due to the volatility of crude oil prices and the lack of available drilling capital.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	February 29, 2020		February 28, 2019		February 28, 2018
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
California
Exploratory	-	-	-	-	-	-
Developmental	-	-	-	-	-	-
Total	-	-	-	-	-	-

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

	Twelve Months Ended February 29, 2020		Twelve Months Ended February 28, 2019
	High	Low	High	Low
First Quarter	0.029	0.014	0.02	0.01
Second Quarter	0.027	0.008	0.01	0.01
Third Quarter	0.01	0.006	0.01	0.01
Fourth Quarter	0.013	0.005	0.038	0.002

We feel the decline in the trading price of our stock can be directly linked to the similar dramatic decline in crude oil and natural gas prices and lack of capital to pursue drilling opportunities since June of 2014.

As of June 4, 2020, the Company had 1,731 shareholders of record of its Common Stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Sales of Unregistered Securities

Series A Convertible Preferred Stock Conversions

Daybreak Series A Convertible Preferred Stock (“Series A Preferred”) was issued to 100 accredited investors pursuant to the terms of a Daybreak private placement offering held in July 2006.  For the twelve months ended February 29, 2020 and February 28, 2019, there were no conversions of Series A Preferred stock to Common Stock that occurred.

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

At February 29, 2020 there were 709,568 shares issued and outstanding that had not been converted into our common stock.  As of February 29, 2020, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Year Ended February 29, 2020	-	-	-
Totals	690,197	2,070,591	44

Common Stock Issuances

During the twelve months ended February 29, 2020 and February 28, 2019, there were no conversions of the Company’s Series A Preferred Convertible Stock to our common stock.  During the twelve months ended February 29, 2020, there were 2,000,000 common stock shares issued to a third-party vendor as part of a settlement agreement for outstanding accounts payable.  Based on the closing price of the Company’s common stock on the date of the settlement agreement the value of the common stock transaction was determined to be $6,000.

Securities Authorized for Issuance under Equity Compensation Plan

The table below sets forth information regarding outstanding restricted stock awards for the twelve months ended February 29, 2020.  All shares awarded under the 2009 Restricted Stock and Restricted Stock Plan (“2009 Plan”) have fully vested or were returned to the 2009 Plan.  The term of the plan was for a ten-year period ending April 6, 2019, consequently any shares not awarded by the expiration date of the plan are no longer eligible to be awarded.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	-(2)
Total	-	-	-(2)

(1)

On April 6, 2009, the Board of Directors approved the 2009 Restricted Stock and Restricted Stock Unit Plan, as described in detail under Item 11. Executive Compensation – Equity Compensation Plan Information.

(2)

Reflects the initial 4,000,000 shares in the 2009 Plan, reduced by (i) 900,000 shares of restricted stock awarded to the Company’s non-employee directors in recognition of their leadership and contribution during the restructuring and transformation of the Company during the twelve months ended February 28, 2009, (ii) 1,000,000 shares of restricted stock awarded to our current President and Chief Executive Officer and our former interim President and Chief Executive Officer in recognition of past service as executive officers (iii) 425,000 and 625,000 shares of restricted stock awarded to employees during the twelve months ended February 28, 2011 and 2010 respectively; and (iv) 25,000 shares of restricted stock awarded to non-employee directors in accordance with the director compensation policy for the twelve months ended February 28, 2011 and 2010 respectively, as described in detail under Item 11 – Executive Compensation, subheading “Director Compensation”.  Also reflects 2,040 shares that were returned to the 2009 Plan during the year ended February 28, 2015, 4,080 shares that were returned to the 2009 Plan during the year ended February 28, 2014, and 3,830 shares that were returned to the 2009 Plan during each year ended February 28, 2013 and February 29, 2012, respectively.  The remaining 1,013,780 shares that were available for future issuance as of February 28, 2019, were never issued and became no longer eligible for issuance when the term of the plan ended on April 6, 2019.

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

The 2009 Plan allowed us to grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee along with the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards were allowed to be in the form of actual shares of restricted Common Stock or hypothetical restricted Common Stock Units having a value equal to the fair market value of an identical number of shares of Common Stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award would terminate and be forfeited upon termination of the Plan Participant’s employment or service.  To date, the Compensation Committee approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four-year vesting period, for Awards granted to non-employee directors.

Subject to the terms of the 2009 Plan and the applicable Award agreement, the recipients of restricted stock generally would have the rights and privileges of a shareholder with respect to the restricted stock, including the right to vote the shares and to receive dividends, if applicable.  The recipients of restricted stock units would not have the rights and privileges of a shareholder with respect to the shares underlying the restricted stock unit award until the award vests and the shares are received.  The Compensation Committee may, at its discretion, withhold dividends attributed to any particular share of restricted stock, and any dividends so withheld will be distributed to the Plan Participant upon the release of restrictions on such shares in cash, or at the sole discretion of the Compensation Committee, in shares of Common Stock having a fair market value equal to the amount of such dividends.  Awards under the 2009 Plan may not be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Plan Participant other than by will or by the laws of descent and distribution.

Change in Control

Unless otherwise provided in an Award agreement, in the event of a Change in Control (as defined in the 2009 Plan) of the Company, the Compensation Committee may provide that the restrictions pertaining to all or any portion of a particular outstanding Award would expire at a time prior to the change in control.  To the extent practicable, any actions taken by the Compensation Committee to accelerate vesting would occur in a manner and at a time that would allow affected Plan Participants to participate in the change in control transaction with respect to the Common Stock subject to their Awards.

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

The 2009 Plan automatically termitated after its ten-year term on April 6, 2019.

At February 29, 2020, a total of 3,000,000 shares of restricted stock had been awarded and 2,986,220 of those were fully vested and remained outstanding under the 2009 Plan.  A total of 1,013,780 common stock shares remained available at February 28, 2019 for issuance pursuant to the 2009 Plan, however when the term of the plan automatically expired on April 6, 2019, these remaining shares became no longer eligible for issuance.  For the twelve months ended February 29, 2020 and February 28, 2019, there were no shares that vested since all issued shares were fully vested as of August 31, 2014.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the twelve months ended February 29, 2020 and February 28, 2019, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock.  During the twelve months ended February 29, 2020 and February 28, 2019, there were no conversions of Series A Preferred.

At February 29, 2020, there were 709,568 shares issued and outstanding that had not been converted into our Common Stock.  As of February 29, 2020, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Year Ended February 29, 2020	-	-	-
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
		$2,225,925

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 53,532,364 and 51,532,364 shares were issued and outstanding as of February 29, 2020 and February 28, 2019, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Share issuances during the twelve months ended February 28, 2019	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364

During the twelve months ended February 29, 2020, the Company issued 2,000,000 shares of its common stock.  These shares were issued as part of an accounts payable settlement with a third-party vendor.  Based on the closing price of the Company’s common stock on the settlement agreement date, the value of the common stock transaction was determined to be $6,000.  For the twelve months ended February 28, 2019, there were no issuances of the Company’s common stock.

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

Warrants

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services.  The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants.  The Black-Scholes valuation encompassed the following assumptions: a risk-free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%.  The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock.  The foregoing restriction may not be waived by either party.  The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024.  As of February 28, 2019, there were no outstanding or exercisable warrants.  At February 29, 2020, both the outstanding warrants and the exercisable warrants have a weighted average exercise price of $0.01; a weighted average remaining life of 3.83 years, and an intrinsic value of -$0-.  For the twelve months ended February 29, 2020, the recorded amount of warrant expense was $6,879.

Warrant activity for the twelve months ended February 29, 2020 and February 28, 2019 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the twelve months ended February 28, 2019:
Expired / Cancelled / Forfeited	(7,839,784)
Warrants outstanding, February 28, 2019	-	$-

Changes during the twelve months ended February 29, 2020:
Issued	2,100,000	$0.01
Warrants outstanding, February 29, 2020	2,100,000	$0.01
Warrants exercisable, February 29, 2020	190,000	$0.01

The detail of the expired warrants during the twelve months ended February 28, 2019 is set forth in the table below:

	Warrants	Exercise Price	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	-0-
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	-0-
Warrants issued for Kentucky debt financing	2,623,951	$0.04	-0-
Warrants issued for Kentucky debt financing	309,503	$0.214	-0-
Warrants issued in share-for-warrant exchange	427,729	$0.04	-0-
	7,839,784		-0-

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 29, 2020 and February 28, 2019.  This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably.  While we have positive cash flow from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis.  As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California.  Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet.  Since January 2009, we have participated in the drilling of 25 wells in this project.  The crude oil produced from our acreage in the Vedder Sand is considered heavy crude oil.  The produced crude oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale.  During the twelve months ended February 29, 2020 we had production from 20 vertical crude oil wells.  Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively.  We have been the Operator at the East Slopes Project since March 2009.

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

Results of Operations – For the years ended February 29, 2020 and February 28, 2019

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, contracts, less deductions that vary by grade of crude oil sold and transportation costs.  The posted Midway-Sunset price generally moves in correlation to, and at a discount to, prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts.  We do not have any natural gas revenues in California.

There continues to be a significant amount of volatility in hydrocarbon prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78.  For the month of February 2020, the monthly average price of WTI oil was $50.54 and our monthly realized price was $50.74 per barrel.  This volitality in crude oil prices has continued as evidenced by the NYMEX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55; and our monthly realized price for April 2020 was $16.96 per barrel.  This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties.

It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they may start to rebound as there are many factors beyond our control such as the current COVID-19 restrictions and the crude oil price disputes between Saudi Arabia and Russia that influence the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the twelve months ended February 29, 2020 and February 28, 2019 is shown in the table below:

	Twelve Months Ended
	February 29, 2020	February 28, 2019	Percentage Change
Average twelve month WTI crude oil price	$57.13	$63.31	(9.8%)
Average twelve month realized crude oil sales price (Bbl)	$60.25	$64.64	(6.8%)

For the twelve months ended February 29, 2020, the average WTI price was $57.13 and our average realized crude oil sale price was $60.25, representing a premium of $3.12 per barrel or 5.5% higher than the average WTI price.  In comparison, for the twelve months ended February 28, 2019, the average WTI price was $63.31 and our average realized sale price was $64.64 representing a premium of $1.33 per barrel or 2.1% higher than the average WTI price.

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

California Crude Oil Revenue and Production

Crude oil sales revenue in California for the twelve months ended February 29, 2020 decreased $79,345 or 10.7% to $663,512 in comparison to revenue of $742,857 for the twelve months ended February 28, 2019.  The average sale price of a barrel of crude oil for the twelve months ended February 29, 2020 was $60.25 in comparison to $64.64 for the twelve months ended February 28, 2019.  The decrease of $4.39 or 6.8% in the average realized price of a barrel of crude oil accounted for 63.6% of the decrease in crude oil revenue for the twelve months ended February 29, 2020.

Our net sales volume for the twelve months ended February 29, 2020 was 11,013 barrels of crude oil in comparison to 11,492 barrels sold for the twelve months ended February 28, 2019.  This decrease in crude oil sales volume of 479 barrels or 4.2% accounted for 36.4% of the decrease in crude oil revenue for the twelve months ended February 29, 2020 and was primarily due to the natural decline in reservoir pressure during the twelve months ended February 29, 2020.

The gravity of our produced oil in California ranges between 14° API and 16° API.  Production for the twelve months ended February 29, 2020 was from 20 wells resulting in 7,167 well days of production in comparison to 7,257 well days of production for the twelve months ended February 28, 2019.

Our crude oil sales revenue from California is set forth in the table below:

	Twelve Months Ended February 29, 2020		Twelve Months Ended February 28, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$663,512	100.0%	$742,857	100.0%
Total crude oil revenues*	$663,512	100.0%	$742,857	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 29, 2020 was $60.25 in comparison to $64.64 for the twelve months ended February 28, 2019, representing a decrease of $4.39 or 6.8% per barrel.

Of the $79,345 or 10.7% decrease in revenue for twelve months ended February 29, 2020, approximately $50,486 or 63.6% can be attributed to the decrease in the realized price of crude oil and $28,859 or 36.4% can be attributed to the decline in production volume.

Operating Expenses

Total operating expenses decreased $152,988 or 14.0% to $942,834 for the twelve months ended February 29, 2020 in comparison to $1,095,822 for the twelve months ended February 28, 2019.  Our operating expenses are set forth in the table below:

	Twelve Months Ended February 29, 2020			Twelve Months Ended February 28, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$180,982	19.3%		$148,944	13.6%
Exploration and drilling expenses	123	0.0%		8,412	0.8%
Depreciation, Depletion, Amortization (“DD&A”)	55,443	5.9%		62,634	5.7%
General and Administrative (“G&A”) expenses	703,032	74.8%		875,832	79.9%
Total operating expenses	$939,580	100.0%	$85.32	$1,095,822	100.0%	$95.36

Production expenses include expenses associated with the production of crude oil and natural gas.  These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production.  For the twelve months ended February 29, 2020, these expenses increased $32,038, or 21.5% to $180,982 in comparison to $148,944 for the twelve months ended February 28, 2019.  We had 20 wells on production in California for the twelve months ended February 29, 2020 and February 28, 2019.  Production expenses on a BOE basis in California for the twelve months ended February 29, 2020 and February 28, 2019 were $16.43 and $12.96, respectively.  Production expenses represented

19.3% and 13.6% of total operating expenses for the twelve months ended February 29, 2020 and February 28, 2019, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses.  These expenses decreased $8,289 to $123 for the twelve months ended February 29, 2020 in comparison to $8,412 for the twelve months ended February 28, 2019.  The primary reason for the decrease was the G&G work on the new Michigan exploratory joint drilling project during the twelve months ended February 28, 2019.  Exploration and drilling expenses represented 0.0% and 0.8% of total operating expenses for the twelve months ended February 29, 2020 and February 28, 2019, respectively.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, and is another component of operating expenses.  These expenses decreased $7,191 or 11.5% to $55,443 for the twelve months ended February 29, 2020 in comparison to $62,634 for the twelve months ended February 28, 2019.  The primary reason for the decrease in DD&A expense was from the extended life of the producing wells due to improved reservoir performance in comparison to our reserve report from the prior year.  On a BOE basis, DD&A expense in California for the twelve months ended February 29, 2020 and February 28, 2019 was $5.03 and $5.45, respectively.  DD&A expenses represented 5.9% and 5.7% of total operating expenses for the twelve months ended February 29, 2020 and February 28, 2019, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management.  Fifty percent (50%) of certain management salaries were being deferred by the Company for the first three months of the 2019-2020 fiscal year.  However, effective June 1, 2019, the salary deferral program was ended and those base salaries were reduced by half or fifty percent (50%), to the amount currently being paid.  Additionally, director fees are being suspended temporarily.  Both of these compensation changes will be reviewed again by the Board of Directors along with the Compensation Committee of the Board of Directors, no later than June 1, 2020 and any changes will be based on the financial status of the Company at that time.  Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for running a public company.  These expenses decreased $172,800 or 19.7% to $703,032 for the twelve months ended February 29, 2020 in comparison to $875,832 for the twelve months ended February 28, 2019.  The decline in G&A expenses for the twelve months ended February 29, 2020 in comparison to the twelve months ended February 28, 2019 was due to a decrease in salaries and director fees along with a reduction in travel expenses.  For the year ended February 29, 2020, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $53,287, which was used to directly offset certain employee salaries.  We are continuing a program of reducing all of our G&A costs wherever possible.  G&A expenses represented 74.8% and 79.9% of total operating expenses for the twelve months ended February 29, 2020 and February 28, 2019, respectively.

Other expense, net increased approximately $11 million to $0.5 million for the twelve months ended February 29, 2020 in comparison to the Other income category of approximately $10.5 million for the twelve months ended February 28, 2019.  The increase in expense was due to the approximate $12.4 million gain on debt settlement that was recognized during the twelve months ended February 28, 2019.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year.  Our revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales.  This revenue is subject to the volatility of hydrocarbon prices and the material adverse impact of lower crude oil prices on our revenues cannot be overstated.  For the twelve months ended February 29, 2020 our sales volume declined 479 Bbls or 4.2% while our revenues decreased $79,345 or 10.7% during the same time period.  Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects.  Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our proven reserve base and the market price of energy products.  G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company.  An on-going goal of the Company is to improve cash flow to cover the current level of G&A expenses; to fund our development drilling in California; and, future drilling programs in Michigan and other geographic locations.

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

Changes in our capital resources at February 29, 2020 are set forth in the table below:

	February 29, 2020	February 28, 2019	Increase (Decrease)	Percentage Change
Cash	$94,043	$30,078	$63,965	212.7%
Current Assets	$240,434	$183,547	$56,887	31.0%
Total Assets	$917,456	$912,391	$5,065	0.6%
Current Liabilities	$(4,063,712)	$(5,346,063)	$(1,282,351)	(24.0%)
Total Liabilities	$(5,556,063)	$(6,024,378)	$(468,315)	(7.8%)
Working Capital Deficit	$(3,823,278)	$(5,162,516)	$(1,339,238)	(25.9%)

Our working capital deficit decreased by approximately $1.3 million or 25.9% from a deficit of $5.2 million at February 28, 2019 to a deficit of $3.8 million at February 29, 2020.  The decrease in the working capital deficit was primarily due to the settlement of short-term accounts payable owed to related parties through a debt forgiveness program.  While we continue to have ongoing positive cash flow from our crude oil operations in California, we are unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.

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

The Company’s financial statements for the twelve months ended February 29, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  We have incurred a cumulative net loss since entering the crude oil and natural gas exploration industry in 2005.  As of February 29, 2020, we have an accumulated deficit of approximately $28.9 million and a working capital deficit of approximately $3.8 million which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 29, 2020	Twelve Months Ended February 28, 2019	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$41,291	$(29,558)	$70,849	239.7%
Net cash used in investing activities	$-	$(12,228)	$(12,228)	100.0%
Net cash provided by (used in) financing activities	$22,674	$(76,700)	$99,374	129.6%

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil and natural gas reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances.  Cash flow provided by our operating activities was $41,291 in comparison to cash flow used in our operating activiites of $29,558 for the twelve months ended February 29, 2020 and February 28, 2019, respectively.  Changes in our cash flow operating activities of $70,849 consisted of changes in non-cash expenses of $12.65 million for the twelve months ended February 29, 2020, primarily from the gain on debt settlement of our credit facility and settlement of an accounts payable balance in the prior year; and changes in assets of $14,959; changes in liabilities of $1.67 million and the change of approximately $10.9 million from our net income of $10.2 million to a net loss of approximately $0.75 million.  Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and any lending activities.  We had no cash flow from investing activities for the twelve months ended February 29, 2020.  Cash flow used in investing activities was $12,228 for the twelve months ended February 28, 2019.

Cash Flow Provided by (Used in) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings.  Cash flow provided by our financing activities was $22,674 for the twelve months ended February 29, 2020 in comparison to cash flow used in our financing activities of $76,700 for the twelve months ended February 28, 2019.  For the twelve months ended February 29, 2020, we received advances of $74,000 from our line of credit with UBS Bank.  These additions were offset by principal payments of $60,000 to the line of credit.  Additionally, we received $27,835 from a related party in the form of a convertiable note payable.  Finally, the inclusion of our insurance premium financing activities accounted for a net change of $19,161.  The following is a summary of the Company’s financing activities for the twelve months ended February 29, 2020.

Current debt (short-term borrowings)

Related Party

The Company’s Chairman, President and Chief Executive Officer had loaned to the Company in previous fiscal years an aggregate $250,100 that was used for a variety of corporate purposes.  In connection with its debt reduction efforts, the Company entered into a Note Payoff Agreement with this related party.  Pursuant to the Note Payoff Agreement, the Company issued as payment in full of the Notes, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes and made pursuant to a Production Payment Interest Purchase Agreement dated as of August 22, 2019.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  For further information on the production revenue program refer to the “Production Revenue Payable” section below.

Convertible Promissory Note

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note has a maturity date of 180 days, or July 12, 2020 and carries no interest, fees or penalties.  The Company may prepay the Note at any time.  If the Note is not repaid in full on or before the Maturity Date then, on the day following the Maturity Date, the Note will automatically convert into that number of Conversion Shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a Conversion Price of $0.004.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  Interest continues to accrue on the unpaid $565,000 principal balance.  The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  The accrued interest on the 12% Notes at February 29, 2020 and February 28, 2019 was $272,428 and $204,361, respectively.  Amortization expense was $-0- and $13,326 at February 29, 2020 and February 28, 2019, respectively.  There was no unamortized debt discount remaining at February 29, 2020 and February 28, 2019.

12% Note balances at February 29, 2020 and February 28, 2019 are set forth in the table below:

	February 29, 2020	February 28, 2019
12% Subordinated Notes	$315,000	$315,000
Debt discount	-	-
Net 12% Subordinated Note balance	$315,000	$315,000

12% Note balances – related parties at February 29, 2020 and February 28, 2019 are set forth in the table below:

	February 29, 2020	February 28, 2019
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	-	-
Net 12% Subordinated Note – related party balance	$250,000	$250,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Maximilian Credit Facility and Loan Agreement

In December 2018, Daybreak reached an agreement with the Receiver for Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (“Maximilian”) that had been appointed by the United States District Court for the Eastern District of New York, Southern Division to settle all of the Company’s debt obligations with Maximilian in regards to the existing credit facility, loan agreements Michigan promissory notes plus accrued interest.  The amount of this settlement was $700,000, which resulted in a gain on debt settlement of approximately $11.9 million.  This gain on debt settlement, along with the accounts payable settlement gain is reflected in the Statements of Operations under the category “Other Income (Expense)” for the twelve months ended February 28, 2019.  The Company also acquired an additional 40% working interest in its Michigan project as a result of this settlement agreement.  Effective with the acquisition of this additional interest, the Company recorded an increase of $24,581 in unproved properties – Michigan.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  On July 10, 2017, a $700,000 portion of the outstanding credit line balance was converted to a 24-month fixed term annual interest rate of 3.244% with interest payable monthly.  On July 10, 2019, the 24-month fixed term loan amount of $700,000 was renewed at the same annual percentage interest rate of 3.244% for an additional 24 months.  The remaining balance of the credit line has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30-day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the twelve months ended February 29, 2020 and February 28, 2019, we received advances on the line of credit of $74,000 and $33,300, respectively.  During the twelve months ended February 29, 2020 and February 28, 2019, the Company made payments to the line of credit of $60,000 and $110,000, respectively.  Interest converted to principal for the twelve months ended February 29, 2020 and February 28, 2019 was $31,548 and $30,203, respectively.  At February 29, 2020 and February 28, 2019, the line of credit had an outstanding balance of $872,401 and $826,853, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the twelve months ended February 29, 2020.  The settlement resulted in the Company recognizing a gain on debt settlement of approximately $411,000 for the twelve months ended February 28, 2019.  This gain on debt settlement is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note.  At February 29, 2020, the accrued interest had not been paid and was outstanding.  The accrued interest on the Note was $14,000 and $2,000 at February 29, 2020 and February 28, 2019, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its existing historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 in Notes referenced above, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  As of February 29, 2020 and February 28, 2019, the production revenue payment program balance was $950,100 and $700,000, respectively of which $550,100 and $300,000, respectively was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%).  Additionally, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,104,666 as of February 29, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the twelve months ended February 29, 2020 and February 28, 2019, amortization of the debt discount on these payables amounted to $361,583 and $76,588, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2019 and 2018 are set forth in the table below:

	February 29, 2020	February 28, 2019
Estimated payments of production revenue payable	$2,054,766	$2,020,353
Less: unamortized discount	(666,495)	(1,243,765)
	1,388,271	776,588
Less: current portion	(43,069)	(247,868)
Net production revenue payable – long term	$1,345,202	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company.  As of February 29, 2020, we had no encumbrances on our crude oil project in Michigan.

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

Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington.  Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively.  The lease in Friendswood is a 24-month lease that expires in October 2020.  The Company’s lease for Friendswood does not include an option to renew.  The Spokane Valley and Wallace leases are currently on a month-to-month basis.  The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments.  The Company has not entered into any financing leases.

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

The Balance Sheet classification of lease assets and liabilities was as follows:

February 29, 2020
Assets
Operating lease right-of-use assets, beginning balance	$13,787
Current period amortization	(7,930)
Total operating lease right-of-use asset	$5,857

Liabilities
Operating lease liability — current	$5,857
Operating lease liability — long-term	-
Total lease liabilities	$5,857

Future minimum lease payments as of February 29, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$6,200
Total lease payments	6,200
Less: imputed interest	(343)
Operating lease liability	5,857
Less: operating lease liability — current	5,857
Operating lease liability, long-term	$-

Rent expense for the twelve months ended February 29, 2020 and February 28, 2019 was $23,489 and $23,489, respectively.

Restricted Stock and Restricted Stock Unit Plan

On April 6, 2009, the Board approved the Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”) allowing the executive officers, directors, consultants and employees of Daybreak and its affiliates to be eligible to receive restricted stock and restricted stock unit awards.  Subject to adjustment, the total number of shares of Daybreak’s common stock that would be available for the grant of awards under the 2009 Plan were not to exceed 4,000,000 shares; provided, that, for purposes of this limitation, any stock subject to an award that is forfeited in accordance with the provisions of the 2009 Plan would again become available for issuance under the 2009 Plan.  The term of the plan was for a ten-year period ending April 6, 2019.  We believe that awards of this type further align the interests of our employees and our shareholders by providing significant incentives for these employees to achieve and maintain high levels of performance.  Restricted stock and restricted stock units also enhance our ability to attract and retain the services of qualified individuals.

At February 29, 2020, a total of 3,000,000 shares of restricted common stock had been awarded and 2,986,220 shares of the 2009 Plan had fully vested.  A total of 1,013,780 common stock shares remained available at February 28, 2019 for issuance pursuant to the 2009 Plan, however when the term of the plan expired on April 6, 2019, these remaining shares became no longer eligible for issuance.  For the twelve months ended February 29, 2020 and February 28, 2019 there were no shares that vested since all issued shares were fully vested.  A summary of the 2009 Plan issuances is set forth in the table below:

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

For the twelve months ended February 29, 2020 and February 28, 2019, the Company did not recognize any stock compensation expense related to the above restricted stock grants since the stock awards were fully amortized as of August 31, 2014.

Crude Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped crude oil and natural gas reserves on a per barrel of oil equivalent (“BOE”) basis increased by 41,716 BOE, or 9.2%, to 495,977 BOE at February 29, 2020 compared to 454,261 BOE at February 28, 2019.  These reserves are all located in our California East Slopes project.  The primary reason for the overall increase in our total proven reserves was an improvement in the reservoir performance of our producing wells in certain reservoirs.  The year-to-year reserve increase consisted of a 4,335 barrel or 3.7% decrease in our PDP reserves and a 46,051 barrel or 13.7% increase in our PUD reserves.  Included in the PUD reserve increase was 33,325 barrels of revisions and 12,726 barrels of reserve extensions.  Our production for the year ended February 29, 2020 was 11,013 BOE.  Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 29, 2020, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California.  Our commitment to improving corporate profitability remains unchanged.  Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales.  This volatility in the price of crude oil has created a substantial negative impact on the cash flow of our producing crude oil properties in California.  During the twelve months ended February 29, 2020 and February 28, 2019, crude oil revenue from California was $663,512 and $742,857, respectively.  Of the $79,345 decrease in revenue during the twelve months ended February 29, 2020, $28,859 or 36.4% can be attributed to the decline in sales volume and $50,486 or 63.4% can be attributed to the decline in our realized crude oil sales price.  For the twelve months ended February 29, 2020 and February 28, 2019, we had an operating loss of $276,068 and $352,965, respectively.

Our balance sheet at February 29, 2020 reflects total assets of approximately $0.92 million, a decrease of approximately $5,000 in comparison to approximately $0.91 million at February 28, 2019.  This decrease of approximately in total assets was primarily due to the DD&A expense for our producing wells in California.

At February 29, 2020, total liabilities were approximately $5.6 million, a decrease of approximately $0.4 million in comparison to approximately $6.0 million at February 28, 2019.  This decrease was primarily due to the settlement of certain debt obligations with related parties.

Common Stock shares issued and outstanding at February 29, 2020 were 53,532,364 and 51,532,364 at February 28, 2019.  The 2,000,000 share increase in common stock was from an issuance to a third-party vendor as part of a settlement agreement for outstanding accounts payable.  There was no change in the amount of Series A Preferred Stock shares issued and outstanding of 709,568 for the twelve months ended February 29, 2020 and February 28, 2019.

Accumulated Deficit

Our financial statements for the twelve months ended February 29, 2020 and February 28, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase in the accumulated deficit from approximately $28.2 million at February 28, 2019 to $28.9 million at February 29, 2020 was due to the net loss for the year of $0.7 million.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding.  Our cash balances were $94,043 and $30,078 at February 29, 2020 and February 28, 2019, respectively.

Crude oil and natural gas revenues

Crude oil revenues decreased $79,345 or 10.7% to $663,512 for the twelve months ended February 29, 2020 in comparison to $742,857 for the twelve months ended February 28, 2019.  Of the $79,345 decrease in revenue during the twelve months ended February 29, 2020, $28,859 or 36.4% can be attributed to the decline in sales volume and $50,486 or 63.4% can be attributed to the decline in our realized crude oil sales price.

Operating Expenses

Operating expenses for the twelve months ended February 29, 2020 decreased by approximately $156,000 or 14.3% to approximately $0.94 million in comparison to $1.1 million for the year ended February 28, 2019.

Operating Loss

For the twelve months ended February 29, 2020 and February 28, 2019, we reported an operating loss of $276,068 and $352,965, respectively.  The decrease in the operating loss for the twelve months ended February 29, 2020 of $76,897 was due to the $156,000 reduction on operating expenses offset by a decline of $79,345 in revenue.

Net Income (Loss)

Since entering the crude oil and natural gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of crude oil and natural gas assets to sustain our operations.  For the twelve months ended February 29, 2020 we reported a net loss of $0.75 million in comparison to net income of $10.2 million for the twelve months ended February 28, 2019.  The net income for the twelve months ended February 28, 2019 included the recognition of gain on debt settlement of $12.4 million.

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

While the estimates of our proved reserves at February 29, 2020 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of crude oil and natural gas properties are classified as long-term other assets.

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

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Daybreak Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 29, 2020 and February 28, 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 5, 2020

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 29, 2020 and February 28, 2019

	As of February 29, 2020	As of February 28, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,043	$30,078
Accounts receivable:
Crude oil sales	56,910	75,410
Joint interest participants	38,366	54,883
Prepaid expenses and other current assets	51,115	23,176
Total current assets	240,434	183,547
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	598,735	656,624
Unproved properties	55,978	55,768
PREPAID DRILLING COSTS	16,452	16,452
OPERATING LEASE, right-of-use asset	5,857	-
Total long-term assets	677,022	728,844
Total assets	$917,456	$912,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,555,700	$1,511,286
Accounts payable - related parties	919,888	1,920,897
Accrued interest	73,962	24,059
Notes payable, related party	-	250,100
Convertible Notes payable, related party	27,835	-
12% Notes payable, net of discount of $-0-	315,000	315,000
12% Note payable - related party, net of discount of $-0-	250,000	250,000
Operating lease liability	5,857	-
Line of credit	872,401	826,853
Production revenue payable, net of unamortized discount	43,069	247,868
Total current liabilities	4,063,712	5,346,063
LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	1,345,202	528,720
Asset retirement obligation	27,149	29,595
Total long-term liabilities	1,492,351	678,315
Total liabilities	5,556,063	6,024,378
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	-	-
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock- 200,000,000 shares authorized; $0.001 par value, 53,532,364 and 51,532,364 shares issued and outstanding, respectively	53,532	51,532
Additional paid-in capital	24,223,783	22,997,759
Accumulated deficit	(28,916,632)	(28,161,988)
Total stockholders’ deficit	(4,638,607)	(5,111,987)
Total liabilities and stockholders' deficit	$917,456	$912,391

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Twelve Months Ended February 29, 2020 and February 28, 2019

	Twelve Months Ended February 29, 2020	Twelve Months Ended February 28, 2019
REVENUE:
Crude oil sales	$663,512	$742,857

OPERATING EXPENSES:
Production	180,982	148,944
Exploration and drilling	123	8,412
Depreciation, depletion and amortization	55,443	62,634
General and administrative	703,032	875,832
Total operating expenses	939,580	1,095,822
OPERATING LOSS	(276,068)	(352,965)

OTHER INCOME (EXPENSE):
Interest expense, net	(478,576)	(1,846,086)
Gain on debt settlement	-	12,371,446
Total other income (expenses)	(478,576)	10,525,360

NET INCOME (LOSS)	(754,644)	10,172,395

Cumulative convertible preferred stock dividend requirement	(128,063)	(127,714)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(882,707)	$10,044,681

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.02)	$0.19
Diluted	$(0.02)	$0.19

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	53,192,364	51,532,364
Diluted	53,192,364	53,661,068

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Twelve Months Ended February 29, 2020 and February 28, 2019

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2018	709,568	$710	51,532,364	$51,532	$22,997,759	$(38,334,383)	$(15,284,382)

Net income	-	$-	-	$-	$-	$10,172,395	$10,172,395

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	-	$-	2,000,000	$2,000	$4,000	$-	$6,000

Forgiveness of liabilities to related parties	-	$-	-	$-	$1,215,145	$-	$1,215,145

Recognition of warrants for:
Investor reelations services	-	$-	-	$-	$6,879	$-	$6,879

Net Loss	-	$-	-	$-	$-	$(754,644)	$(754,644)

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Twelve Months Ended February 29, 2020 and February 28, 2019

	Twelve Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(754,644)	$10,172,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on settlement of credit facility debt	-	(11,960,173)
Gain on accounts payable settlement	-	(411,273)
Depreciation, depletion and amortization	55,443	62,634
Amortization of debt discount	361,583	89,914
Operating lease expense in conjunction with right of use asset	7,930	-
Warrants issued for investor relations services	6,879	-
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	18,500	29,430
Accounts receivable - joint interest participants	16,517	3,569
Prepaid expenses and other current assets	11,561	(1,380)
Accounts payable and other accrued liabilities	153,279	27,012
Accounts payable - related parties	90,722	256,052
Operating lease liability change in conjunction with right of use asset	(7,930)	-
Accrued interest	81,451	1,702,262
Net cash provided by (used in) operating activities	41,291	(29,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	-	(12,228)
Net cash used in investing activities	-	(12,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit	74,000	33,300
Payments to line of credit	(60,000)	(110,000)
Proceeds from convertible note payable, related party	27,835	-
Insurance financing repayments	(19,161)	-
Payment for settlement of credit facility debt	-	(700,000)
Proceeds from production revenue payable	-	700,000
Net cash provided by (used in) financing activities	22,674	(76,700)

NET INCREASE IN CASH, CASH EQUIVALENTS	63,965	(118,486)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,078	148,564
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$94,043	$30,078

CASH PAID FOR:
Interest	$5,225	$52,354
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Twelve Months Ended February 29, 2020 and February 28, 2019

	Twelve Months Ended
	February 29, 2020	February 28, 2019
SUPPLEMENTAL CASH FLOW INFORMATION:
ARO asset and liability decrease due to changes in estimates	$6,864	$13,132
Unpaid additions to crude oil and natural gas properties	$210	$-
Operating lease – right of use asset and associated liabilities	$13,787	$-
Settlement of accounts payable with note	$-	$120,000
Non-cash addition to line of credit due to monthly interest	$31,548	$30,203
Financing of insurance premiums	$39,500	$-
Forgiveness of liabilities to related parties credited to additional paid in capital	$1,215,145	$-
Settlement of related party debt with production revenue interest	$250,100	$-
Common stock issued for settlement of accounts payable	$6,000	$-

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the twelve months ended February 29, 2020 and February 28, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  Daybreak has incurred net losses since inception and has accumulated a deficit of approximately $28.9 million and a working capital deficit of approximately $3.8 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company anticipates revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and our project in Michigan.  However given the current decline and instability in hydrocarbon prices, the timing of any drilling activity in California will be dependent on a sustained improvement in hydrocarbon prices and success in securing financing for the Company’s drilling program.

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

Daybreak’s financial statements as of February 29, 2020 and February 28, 2019 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  Substantially all of the Company’s trade accounts receivable result from crude oil in California or joint interest billings to its working interest partners in California.  This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors.  Trade accounts receivable are generally not collateralized.  There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 29, 2020 and February 28, 2019.

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

The Company did not recognize any asset impairment for the twelve months ended February 29, 2020 and February 28, 2019.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of Common Stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the year.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by dilutive Common Stock equivalents.  For the year ended February 29, 2020, Common Stock equivalents are excluded from the calculations since their effect is anti-dilutive due to the Company’s net loss.  For the year ended February 28, 2019, the weighted average number of common shares outstanding was increased by the dilutive 709,568 Series A Preferred shares, which are convertible to common shares on a 1:3 ratio.  The dilutive effect increased the weighted average shares outstanding number by 2,128,704 shares to 53,661,068.

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

At the Company’s East Slopes project in California we deal with only one buyer for the purchase of all crude oil production.  The Company has no natural gas production in California.  At February 29, 2020 and February 28, 2019, this one individual customer represented 100.0% of crude oil sales receivable from operations.  If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable in California for crude oil sales at February 29, 2020 and February 28, 2019, respectively are set forth in the table below.

		February 29, 2020		February 28, 2019
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$56,910	100.0%	$75,410	100.0%

Revenue Recognition

On March 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASU’s that followed under ASC Topic 606 (collectively, “Topic 606”).  Under Topic 606, revenue will generally be recognized upon delivery of our produced crude oil and natural gas volumes to our customers.  Our customer sales contracts include only crude oil sales in California.  Under Topic 606, each unit (crude oil barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis.  The pricing provisions of our crude oil contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate.  We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control.  Control of our produced crude oil volumes passes to our customers when the oil is measured by a trucking oil ticket.  The Company has no control over the crude oil after this point and the measurement at this point dictates the amount on which the customer’s payment is based.  Our crude oil revenue stream includes volumes burdened by royalty and other joint owner working interests.  Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests.  Our revenue stream does not include any payments for services or ancillary items other than sale of crude oil.  We record revenue in the month our crude oil production is delivered to the purchaser.

Adoption of the provisions of Topic 606 did not change our pattern of timing of revenue recognition.  We utilized the full retrospective method for adoption of Topic 606, and in accordance with this method our financial statements for periods prior to March 1, 2018 were not materially affected or revised.  We do not anticipate a material impact on our financial statements on an ongoing basis.

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

•

Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment; and

•

Estimates regarding the timing and cost of future abandonment obligations; and,

•

Estimates regarding projected cash flows used in determining the production payable discount.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

On June 20, 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For public entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2018.  Adoption of the provisions of this ASU did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842).  ASU 2016-02 increases the transparency and comparability of leases among entities and requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases and provide enhanced disclosures.  Recognition, measurement, and presentation of expenses depends on classification as a finance lease or an operating lease.  The Company has determined that it has only operating leases.  ASC 842 supersedes the lease accounting guidance in ASC 840 “Leases”.  On March 1, 2019, the Company adopted Topic 842 using the modified retrospective approach and the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Balance Sheets of approximately $13,787.  Results for reporting periods after March 1, 2019 are presented under Topic 842, while prior periods have not been adjusted.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.  Refer to Note 10 — Leases.

NOTE 4 — ACCOUNTS RECEIVABLE:

Accounts receivable consists primarily of receivables from the sale of crude oil production by the Company and receivables from the Company’s working interest partners in crude oil projects in which the Company acts as Operator of the project.

Crude oil sales receivables balances of $56,910 and $75,410 at February 29, 2020 and February 28, 2019, represent crude oil sales that occurred in February 2020 and 2019, respectively.

Joint interest participant receivables balances of $38,366 and $54,883 at February 29, 2020 and February 28, 2019, respectively, represent amounts due from working interest partners in California, where the Company is the Operator.

There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 29, 2020 and February 28, 2019.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances at February 29, 2020 and February 28, 2019 are set forth in the table below:

	February 29, 2020	February 28, 2019
Proved leasehold costs	$115,119	$115,119
Unproved leasehold costs	55,978	55,768
Costs of wells and development	2,278,190	2,285,054
Capitalized exploratory well costs	1,341,494	1,341,494
Total cost of oil and gas properties	3,790,781	3,797,435
Accumulated depletion, depreciation amortization and impairment	(3,136,068)	(3,085,043)
Oil and gas properties, net	$654,713	$712,392

For the twelve months ended February 29, 2020 and February 28, 2019, the Company recognized depletion expense of $51,025 and $57,081, respectively which is included in DD&A in the statement of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410.  The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws.  The Company determines the ARO on its crude oil and natural gas properties by calculating the present value of estimated cash flows related to the liability.  As of February 29, 2020 and February 28, 2019, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows.  For the twelve months ended February 29, 2020 and February 28, 2019, the Company recognized accretion expense of $4,418 and $5,553, respectively which is included in DD&A in the statement of operations.

Changes in the asset retirement obligations for the twelve months ended February 29, 2020 and February 28, 2019 are set forth in the table below.

	February 28, 2019	February 28, 2019
Asset retirement obligation, beginning of period	$29,595	$37,174
Accretion expense	4,418	5,553
Revisions to asset retirement obligation	(6,864)	(13,132)
Asset retirement obligation, end of period	$27,149	$29,595

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California.  Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program.  The Company subsequently sold the 25% working interest on June 11, 2009.  Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 29, 2020 and February 28, 2019 accounts payable balance.  Payment of this liability has been delayed until the Company’s cash flow situation improves.  On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.  At February 29, 2020, the balance owed this working interest partner was $101,544 and is included in the approximate $1.6 million accounts payable balance.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 29, 2020 and February 28, 2019 accounts payable – related parties balances of $919,888 and $1,920,897, respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer.  On August 22, 2019, an agreement was reached between the Company and the Company’s Chairman, President and Chief Executive Officer whereby all deferred salary owed by the Company to this related party was forgiven.  The agreement has an effective date of June 1, 2019.  This agreement resulted in a decrease of approximately $882,043 in net salary payable from the prior related party payables balance.  This agreement also resulted in a decrease of $123,414 in estimated payroll taxes from accounts payable balances.  Additionally, on August 22, 2019 the three Non-Employee Directors of the Company to whom director fees were owed agreed to forgive 50% (fifty percent) of the amounts owed to each individual director.  These agreements had an effective date of June 1, 2019 and resulted in a reduction of $209,688 in the related party payables balance.  The total amount of liability forgiveness was approximately $1.2 million and was recorded as an addition to additional paid in capital (APIC).  Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

The Company’s Chairman, President and Chief Executive Officer had loaned to the Company in previous fiscal years an aggregate $250,100 that was used for a variety of corporate purposes.  In connection with its debt reduction efforts, the Company entered into a Note Payoff Agreement with this related party.  Pursuant to the Note Payoff Agreement, the Company issued as payment in full of the Notes, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes and made pursuant to a Production Payment Interest Purchase Agreement dated as of August 22, 2019.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  For further information on the production revenue program refer to the “Production Revenue Payable” section below.

Convertible Promissory Note

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note has a maturity date of 180 days, or July 12, 2020 and carries no interest, fees or penalties.  The Company may prepay the Note at any time.  If the Note is not repaid in full on or before the Maturity Date then, on the day following the Maturity Date, the Note will automatically convert into that number of Conversion Shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a Conversion Price of $0.004.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed.  The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid.  Interest continues to accrue on the unpaid $565,000 principal balance.  The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018.  The accrued interest on the 12% Notes at February 29, 2020 and February 28, 2019 was $272,428 and $204,361, respectively.  Amortization expense was $-0- and $13,326 at February 29, 2020 and February 28, 2019, respectively.  There was no unamortized debt discount remaining at February 29, 2020 and February 28, 2019.

12% Note balances at February 29, 2020 and February 28, 2019 are set forth in the table below:

	February 29, 2020	February 28, 2019
12% Subordinated Notes	$315,000	$315,000
Debt discount	-	-
Net 12% Subordinated Note balance	$315,000	$315,000

12% Note balances – related parties at February 29, 2020 and February 28, 2019 are set forth in the table below:

	February 29, 2020	February 28, 2019
12% Subordinated Notes – related party	$250,000	$250,000
Debt discount	-	-
Net 12% Subordinated Note – related party balance	$250,000	$250,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Maximilian Credit Facility and Loan Agreement

In December 2018, Daybreak reached an agreement with the Receiver for Maximilian Resources LLC, a Delaware limited liability company and successor by assignment to Maximilian Investors LLC (“Maximilian”) that had been appointed by the United States District Court for the Eastern District of New York, Southern Division to settle all of the Company’s debt obligations with Maximilian in regards to the existing credit facility, loan agreements Michigan promissory notes plus accrued interest.  The amount of this settlement was $700,000, which resulted in a gain on debt settlement of approximately $11.9 million.  This gain on debt settlement, along with the accounts payable settlement gain is reflected in the Statements of Operations under the category “Other Income (Expense)” for the twelve months ended February 28, 2019.  The Company also acquired an additional 40% working interest in its Michigan project as a result of this settlement agreement.  Effective with the acquisition of this additional interest, the Company recorded an increase of $24,581 in unproved properties – Michigan.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer.  On July 10, 2017, a $700,000 portion of the outstanding credit line balance was converted to a 24-month fixed term annual interest rate of 3.244% with interest payable monthly.  On July 10, 2019, the 24-month fixed term loan amount of $700,000 was renewed at the same annual percentage interest rate of 3.244% for an additional 24 months.  The remaining balance of the credit line has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly.  The reference rate is based on the 30-day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the twelve months ended February 29, 2020 and February 28, 2019, we received advances on the line of credit of $74,000 and $33,300, respectively.  During the twelve months ended February 29, 2020 and February 28, 2019, the Company made payments to the line of credit of $60,000 and $110,000, respectively.  Interest converted to principal for the twelve months ended February 29, 2020 and February 28, 2019 was $31,548 and $30,203, respectively.  At February 29, 2020 and February 28, 2019, the line of credit had an outstanding balance of $872,401 and $826,853, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the twelve months ended February 29, 2020.  The settlement resulted in the Company recognizing a gain on debt settlement of approximately $411,000 for the twelve months ended February 28, 2019.  This gain on debt settlement is reflected in the Statements of Operations under the category “Other Income (Expense)”.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note.  At February 29, 2020, the accrued interest had not been paid and was outstanding.  The accrued interest on the Note was $14,000 and $2,000 at February 29, 2020 and February 28, 2019, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its existing historical debt.  The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.  On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 in Notes referenced above, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  As of February 29, 2020 and February 28, 2019, the production revenue payment program balance was $950,100 and $700,000, respectively of which $550,100 and $300,000, respectively was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”).  Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers.  However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%).  Additionally, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,104,666 as of February 29, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams.  For the twelve months ended February 29, 2020 and February 28, 2019, amortization of the debt discount on these payables amounted to $361,583 and $76,588, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2019 and 2018 are set forth in the table below:

	February 29, 2020	February 28, 2019
Estimated payments of production revenue payable	$2,054,766	$2,020,353
Less: unamortized discount	(666,495)	(1,243,765)
	1,388,271	776,588
Less: current portion	(43,069)	(247,868)
Net production revenue payable – long term	$1,345,202	$528,720

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company.  As of February 29, 2020, we had no encumbrances on our crude oil project in Michigan.

NOTE 10 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington.  Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively.  The lease in Friendswood is a 24-month lease that expires in October 2020.  The Company’s lease for Friendswood does not include an option to renew.  The Spokane Valley and Wallace leases are currently on a month-to-month basis.  The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments.  The Company has not entered into any financing leases.

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

The Balance Sheet classification of lease assets and liabilities was as follows:

February 29, 2020
Assets
Operating lease right-of-use assets, beginning balance	$13,787
Current period amortization	(7,930)
Total operating lease right-of-use asset	$5,857

Liabilities
Operating lease liability — current	$5,857
Operating lease liability — long-term	-
Total lease liabilities	$5,857

Future minimum lease payments as of February 29, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$6,200
Total lease payments	6,200
Less: imputed interest	(343)
Operating lease liability	5,857
Less: operating lease liability — current	5,857
Operating lease liability, long-term	$-

Rent expense for the twelve months ended February 29, 2020 and February 28, 2019 was $23,489 and $23,489, respectively.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s common stock.  For the twelve months ended February 29, 2020 and February 28, 2019, there were no conversions of Series A Preferred that occurred.

At February 29, 2020 there were 709,568 shares issued and outstanding that had not been converted into our common stock.  As of February 29, 2020, 44 accredited investors have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.  The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 is set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	-	-	-
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	-	-	-
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	-	-	-
Year Ended February 29, 2020	-	-	-
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
		$2,225,925

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 53,532,364 and 51,532,364 shares were issued and outstanding as of February 29, 2020 and February 28, 2019, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2018	51,532,364
Share issuances during the twelve months ended February 28, 2019	-	$-
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364

During the twelve months ended February 29, 2020, the Company issued 2,000,000 shares of its common stock.  These shares were issued as part of an accounts payable settlement with a third-party vendor.  Based on the closing price of the Company’s common stock on the settlement agreement date, the value of the common stock transaction was determined to be $6,000.  For the twelve months ended February 28, 2019, there were no issuances of the Company’s common stock.

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

NOTE 12 — WARRANTS:

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services.  The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants.  The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%.  The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock.  The foregoing restriction may not be waived by either party.  The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024.  At February 28, 2019, there were no outstanding or exercisable warrants.  As of February 29, 2020, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 3.83 years, and an intrinsic value of -$0-.  For the twelve months ended February 29, 2020, the recorded amount of warrant expense was $6,879.

Warrant activity for the twelve months ended February 29, 2020 and February 28, 2019 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2018	7,839,784	$0.05

Changes during the twelve months ended February 28, 2019:
Expired / Cancelled / Forfeited	(7,839,784)
Warrants outstanding, February 28, 2019	-	$-

Changes during the twelve months ended February 29, 2020:
Issued	2,100,000	$0.01
Warrants outstanding, February 29, 2020	2,100,000	$0.01
Warrants exercisable, February 29, 2020	190,000	$0.01

The detail of the expired warrants during the twelve months ended February 28, 2019 is set forth in the table below:

	Warrants	Exercise Price	Exercisable Warrants Remaining
12% Subordinated Notes	980,000	$0.07	-0-
Warrants issued for Kentucky crude oil project	3,498,601	$0.04	-0-
Warrants issued for Kentucky debt financing	2,623,951	$0.04	-0-
Warrants issued for Kentucky debt financing	309,503	$0.214	-0-
Warrants issued in share-for-warrant exchange	427,729	$0.04	-0-
	7,839,784		-0-

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 29, 2020	February 28, 2019
Computed at U.S. and state statutory rates (29.84%)	$(225,186)	$3,035,442
Permanent differences	111,854	25,116
Changes in valuation allowance	113,332	(3,060,558)
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 29, 2020	February 28, 2019
Deferred tax assets:
Net operating loss carryforwards	$5,463,014	$5,361,767
Oil and gas properties	50,322	38,237
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,607,361)	(5,494,029)
Total	$-	$-

At February 29, 2020, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,307,668, which will begin to expire, if unused, beginning in 2024.  Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the year ended February 28, 2018 of $340,749 and the loss incurred for the year ended February 29, 2020 in the amount of $339,299 will not expire and will carry over indefinitely.  The valuation allowance increased approximately $113,332 for the year ended February 29, 2020 and decreased approximately $3,060,558 for the year ended February 28, 2019.  Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections that could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.  The Company’s files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions.  As a general rule, the Company’s tax returns for the fiscal years after 2015 currently remain subject to examinations by appropriate tax authorities.  None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of February 29, 2020.  There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 15 — SUBSEQUENT EVENTS:

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act.  One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead.  The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury.  The PPP provides funds to pay up to eight weeks of payroll costs including benefits.  Funds can also be used to pay interest on mortgages, rent, and utilities.  The Company applied for, and was accepted to participate in this program.  On May 11, 2020, the Company received funding for approximately $74,365.  The receipt of these funds will be reflected in the Company’s first quarter financial statements covering the three month period ended May 31, 2020.

The loan is a two-year loan with a maturity date of May 5, 2022.  The loan bears an annual interest rate of 1%.  The loan shall be payable monthly with the first six monthly payments deferred.  It is the Company’s intent to apply for loan forgiveness under the provisions of Section 1106 of the CARES Act.  Loan forgiveness is subject to the sole approval of the SBA.  The Company is eligible for loan forgiveness in an amount equal to the following payments made during the 8-week period beginning on the Loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for expenses other than payroll expenses:

(i)

Payroll expenses

(ii)

Rent; and

(iii)

Utility payments

On May 28, 2020, the Company filed an 8-K Report with the Securities and Exchange Commission (“SEC”), to rely on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder, issued March 4, 2020 (Release No. 34-88318).  The purpose of the 8-K filing is for the Company to notify the SEC that due to circumstances related to COVID-19, the Company will be filing its Annual Report on Form 10-K after the normal filing deadline of May 29, 2020, but at a date before July 13, 2020 (the end of the 45 day extension period).

NOTE 16 — SUPPLEMENTARY INFORMATION FOR CRUDE OIL PRODUCING ACTIVITIES (UNAUDITED)

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

	As of February 29, 2020	As of February 28, 2019
Proved leasehold costs
Mineral Interests	$115,119	$115,119
Wells, equipment and facilities	3,619,684	3,626,548
Total Proved Properties	3,734,803	3,741,667

Unproved properties
Mineral Interests	55,978	55,768
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	55,978	55,768

Less accumulated depreciation, depletion amortization and impairment	(3,136,068)	(3,085,043)
Net capitalized costs	$654,713	$712,392

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2020	February 28, 2019
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	210	55,768
Development costs	-	-
Exploration costs	-	-
Total costs incurred	$210	$55,768

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 29, 2020	February 28, 2019
Oil and gas revenues	$663,512	$742,857
Production costs	(180,982)	(148,944)
Exploration expenses	(123)	(8,412)
Depletion, depreciation and amortization	(55,443)	(62,634)
Impairment of oil properties	-	-
Result of oil and gas producing operations before income taxes	426,964	522,867
Provision for income taxes	-	-
Results of oil and gas producing activities	$426,964	$522,867

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

As of February 29, 2020, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 28, 2018	428,067	-	428,067
Revisions(1)	20,501	-	20,501
Discoveries and extensions	17,185	-	17,185
Production	(11,492)	-	(11,492)
February 28, 2019	454,261	-	454,261
Revisions(2)	40,003	-	40,003
Discoveries and extensions	12,726	-	12,726
Production	(11,013)	-	(11,013)
February 29, 2020	495,977	-	495,977

(1)

The revisions of previous estimates resulted from an increase in the estimated economic life of the reservoirs due to higher realized crude oil prices in the energy markets.

(2)

The revisions of previous estimates resulted from an improvement of reservoir performance offset by lower realized crude oil prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 29, 2020	113,779	113,779	382,198	382,198	495,977	495,977
February 28, 2019	118,114	118,114	336,147	336,147	454,261	454,261
February 28, 2018	109,475	109,475	318,592	318,592	428,067	428,067

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 29, 2020 and February 28, 2019 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate.  This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 29, 2020 and February 28, 2019 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year.  The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 29, 2020	February 28, 2019
Future cash inflows	$29,585,007	$29,454,301
Future production costs(1)	(13,481,167)	(14,871,201)
Future development costs	(3,063,750)	(2,923,125)
Future income tax expenses(2)	-	-
Future net cash flows	13,040,090	11,659,975
10% annual discount for estimated timing of cash flows	(8,387,948)	(6,743,304)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$4,652,142	$4,916,671

(1)

Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

(2)

The Company has sufficient tax deductions and allowances related to proved crude oil and natural gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 29, 2020(1)	$60.25	$-
Year ended February 28, 2019(1)	$63.58	$-
Year ended February 28, 2018(1)	$52.89	$-

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

	12 Months Ended
	February 29, 2020	February 28, 2019
Standardized measure of discounted future net cash flows at the beginning of the year	$4,916,671	$3,248,153
Extensions, discoveries and improved recovery, less related costs	48,310	211,980
Revisions of previous quantity estimates	463,375	277,525
Net changes in prices and production costs	57,891	1,062,126
Accretion of discount	491,667	324,815
Sales of oil produced, net of production costs	(482,530)	(593,913)
Development costs incurred during the period	-	12,227
Changes in future development costs	(9,152)	(39,109)
Changes in timing of future production	(834,090)	412,867
Net changes in income taxes	-	-
Standardized measure of discounted future net cash flows at the end of the year	$4,652,142	$4,916,671

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 29, 2020, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms.  Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.  Based on that evaluation, our management concluded that our disclosure controls were effective as of February 29, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020.  In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 29, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Wayne G. Dotson	85	2008
Timothy R. Lindsey	68	2007
James F. Meara	67	2008
James F. Westmoreland	64	2008

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

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	64	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	59	2006	Chief Operating Officer

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

During the fiscal year ended February 29, 2020, the Audit Committee met four times.  The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212.

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

Wayne G. Dotson, Timothy R. Lindsey and James F. Meara serve on the Audit Committee.  All members of the Audit Committee satisfy all SEC criteria for independence and meet all financial literacy and other SEC and NYSE American (formerly NYSE MKT LLC) requirements for Audit Committee service.  The Board has determined that James F. Meara is an “audit committee financial expert” as defined by the rules of the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 29, 2020, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 29, 2020.  For the fiscal year ended February 29, 2020, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”).  Executive officers are elected annually by our Board and serve at the discretion of the Board.  There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 29, 2020.

		Executive
Name	Age	Since	Office
James F. Westmoreland	64	2007	President and Chief Executive Officer
Bennett W. Anderson	59	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 29, 2020.

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

For the fiscal years ended February 29, 2020 and February 28, 2019, compensation to our Named Executive Officers consisted primarily of base salaries.  The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure.  In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

In April 2009, the Company approved a 2009 Restricted Stock and Restricted Stock Unit Plan pursuant to which it may compensate executive officers, directors, consultants and employees.  These elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, below, beginning on page 86 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 29, 2020 and February 28, 2019.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 29, 2020	93,750(2)	-	-	-	93,750(2)
President and Chief Executive Officer	February 28, 2019	150,000(3)	-	-	-	150,000(3)
Bennett W. Anderson	February 29, 2020	55,875(4)	-	-	-	55,875(4)
Chief Operating Officer	February 28, 2019	89,400(5)	-	-	-	89,400(5)

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

(2)

As a result of the effect of declining oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 29, 2020.  During the fiscal year ended February 29, 2020, Mr. Westmoreland was paid $75,000; and $18,750 was accrued, but not paid.  The accrued liability was recorded on our balance sheet under accrued liabilities.  Effective June 1, 2019, Mr. Westmoreland agreed to forgive all deferred salary owed him by the Company, totaling $943,750, (which includes the previously accrued, but not paid $18,750 for the FYE2/29/20) and reduce his annual base salary by 50%, to $75,000.

(3)

As a result of the effect of declining oil prices on the Company’s cash flow, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 28, 2019.  During the fiscal year ended February 28, 2019, Mr. Westmoreland was paid $75,000; and $75,000 was accrued, but not paid.  The accrued liability was recorded on our balance sheet under accrued liabilities.

(4)

As a result of the effect of declining oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Anderson deferred partial salary payments during the fiscal year ended February 29, 2020.  During the fiscal year ended February 29, 2020, Mr. Anderson was paid $44,700; and $11,175 was accrued, but not paid.  Effective June 1, 2019, the Company ended its policy of deferring base salary amounts of its Named Executive Officers and key employees, and reduced base salaries by 50%, but will continue to owe previously deferred amounts to these individuals.

(5)

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

Narrative Disclosure to Summary Compensation Table

Base Salaries

The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers.  After taking into consideration the Company’s current cost structure and financial position, on August 22, 2019, the Compensation Committee, along with the Board of Directors entered into a series of arrangements with its Named Executive Officers, as well as its board of directors and other key employees.  As part of these efforts, Mr. Westmoreland agreed to forgive deferred salary owed him by the Company, totaling $943,750, and to reduce his annual base salary by 50%, to $75,000.  The Company also ended its policy of deferring base salary amounts of its other Named Executive Officer and key employees, and temporarily reduced such executive and employee’s base salaries by 50%, but will continue to owe previously deferred amounts to these individuals.  These changes were agreed to by each affected person and were deemed to take effect as of June 1, 2019.  This structure is expected to remain in place until at least June 2020, at which time the board of directors will re-evaluate the policy in light of the Company’s financial status.

Equity Compensation Plan Information

Although no equity compensation was granted to our Named Executive Officers during the fiscal years ended February 29, 2020 and February 28, 2019, executive officers, directors, consultants and employees of the Company and its affiliates (“Plan Participants”) were eligible to receive restricted stock and restricted stock unit awards under our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as a means of providing management with a continuing proprietary interest in the Company.  There are no predeterminations established for restricted stock or restricted stock units to be awarded to our named executive officers or employees.

On April 6, 2009, the Board of Directors approved the 2009 Plan, with a term of ten-years ending on April 6, 2019, consequently any shares not awarded by the expiration date of the 2009 Plan are no longer eligible to be awarded.  The remaining 1,013,780 shares that were available for future issuance as of February 28, 2019, were never issued and became no longer eligible for issuance when the term of the plan ended on April 6, 2019.

We believe that awards of this type further the mutuality of interest between our employees and our shareholders by providing significant incentives for these employees to achieve and maintain high levels of performance.  Restricted stock and restricted stock units also enhance our ability to attract and retain the services of qualified individuals.

The 2009 Plan allowed us to grant up to 4,000,000 shares.  The Board delegated the administration of the 2009 Plan to the Compensation Committee along with the power and authority to select Plan Participants and grant awards of restricted stock and restricted stock units (“Awards”) to such Plan Participants pursuant to the terms of the 2009 Plan.  Awards were allowed to be in the form of actual shares of restricted common stock or hypothetical restricted common stock units having a value equal to the fair market value of an identical number of shares of common stock.  Unless otherwise provided by the Compensation Committee in an individual Award agreement, Awards under the 2009 Plan vest 25% on each of the first four anniversaries of the date of grant and the unvested portion of any Award will terminate and be forfeited upon termination of the Plan Participant’s employment or service.  The Compensation Committee approved a vesting period of three years (vesting 33 1/3% per year), as opposed to a four-year vesting period, for Awards granted to non-employee directors.

Subject to the terms of the 2009 Plan and the applicable Award agreement, the recipients of restricted stock generally have the rights and privileges of a shareholder with respect to the restricted stock, including the right to vote the shares and to receive dividends, if applicable.  The recipients of restricted stock units will not have the rights and privileges of a shareholder with respect to the shares underlying the restricted stock unit award until the award vests and the shares are received.  The Compensation Committee may, at its discretion, withhold dividends attributed to any particular share of restricted stock, and any dividends so withheld will be distributed to the Plan Participant upon the release of restrictions on such shares in cash, or at the sole discretion of the Compensation Committee, in shares of common stock having a fair market value equal to the amount of such dividends.  Awards under the 2009 Plan may not be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Plan Participant other than by will or by the laws of descent and distribution.

Change in Control

Unless otherwise provided in an Award agreement, in the event of a Change in Control (as defined in the 2009 Plan) of the Company, the Compensation Committee may provide that the restrictions pertaining to all or any portion of a particular outstanding Award would expire at a time prior to the change in control.  To the extent practicable, any actions taken by the Compensation Committee to accelerate vesting would occur in a manner and at a time that would allow affected Plan Participants to participate in the change in control transaction with respect to the common stock subject to their Awards.

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

The 2009 Plan automatically termitated after its ten-year term on April 6, 2019.

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers for the fiscal year ended February 29, 2020.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year.  Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied.  At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 29, 2020.

Stock Compensation Expense

Stock awards are accounted for under FASB ASC 718, “Stock Compensation.”  Under ASC 718, compensation for all share-based payment awards is based on estimated fair value at the grant date.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods, if any.

DIRECTOR COMPENSATION

The Board adopted a Non-Employee Director Compensation Policy (the “Director Compensation Policy”) under which it compensates directors who are not employees of the Company.

Under the Director Compensation Policy, each director who is not an employee or officer of the Company (“non-employee director”) receives an annual cash retainer of $9,000.  Each non-employee director also receives $500 per Board meeting attended and $500 per committee meeting attended.  Additionally, the chairman of the Audit Committee receives an additional annual retainer of $1,500 and all other committee chairmen receive an additional $750 annual retainer.  Director fees are paid in cash on a quarterly basis.  Additionally, directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

In addition to cash fees, non-employee directors will receive automatic awards of 150,000 shares of restricted common stock of the Company (the “restricted shares”) upon initial election to the Board.  Additionally, the Director Compensation Policy provides that each non-employee director may receive a discretionary grant of 5,000 restricted shares annually, which would typically be granted in conjunction with the Company’s Annual Meeting of Shareholders, and pursuant to the 2009 Plan.  No discretionary grants of restricted shares were made to the non-employee director for the fiscal years ended February 29, 2020 and February 28, 2019.  Shares granted to non-employee directors, under the 2009 Plan are restricted and fully vest equally over a period of three years, at a rate of 33 1/3% each year, or immediately upon termination by reason of death, disability or retirement from the Board.  The Board has discretion to remove any restrictions on restricted shares in the case of any other circumstance deemed appropriate by the Board.

The Compensation Committee periodically reviews our director compensation practices.  The Compensation Committee believes that our director compensation is fair and appropriate in light of the responsibilities and obligations of our directors.

On August 22, 2019 The Compensation Committee, along with the Board of Directors agreed to forgive 50% of all accrued, deferred board fees owed to them, and to temporarily discontinue future board fees.  These changes deemed to take effect as of June 1, 2019, and are expected to remain in place until at least June 2020, after which time the Compensation Committee will re-evaluate the policy in light of the Company’s financial status.  All details can be seen in the Director Summary Compensation Table below on page 89.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings.  The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 29, 2020(1).

Name	Fees Earned Or Paid in Cash(2,3) ($)	Stock Awards(4) ($)	All other compensation ($)	Total(2) ($)
Wayne G. Dotson	4,438	-	-	4,438
Timothy R. Lindsey	4,938	-	-	4,938
James F. Meara	5,125	-	-	5,125

(1)

As an employee director, Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 29, 2020.  Only non-employee directors receive compensation for serving on the Board of Directors.

(2)

As a result of the Company’s limited available cash, the Board of Directors, beginning in June 2010 postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow.  On August 22, 2019, the board of directors agreed to forgive 50% of accrued, deferred board fees owed to them, and to temporarily discontinue future board fees, deemed to take effect as of June 1, 2019.  The board fee reductions are expected to remain in place until at least June 2020, after which time the compensation committee, along with the board of directors will re-evaluate the policy in light of the Company’s financial status.  For the quarter ended May 31, 2019 of the fiscal year ended February 29, 2020, director fees were accrued at the agreed upon 50%, but not paid.  For the remaining three quarters of the fiscal year ended February 29, 2020, all director fees were suspended.  Payment of any accrued fees will not be made until cash flow would allow.  This liability is recorded on our balance sheet under accrued liabilities.

(3)

As a result of the above mentioned deferred, forgiven and temporay discontinuance of board fees, the portion of the above fees that have been accrued  as owed to Mssrs. Dotson, Lindsey and Meara for the fiscal year ended February 29, 2020 are $2,218; $2,468; and $2,562, respectively.

(4)

No discretionary grants of restricted shares were made to the non-employee directors for the fiscal year ended February 29, 2020.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding outstanding restricted stock awards as of the fiscal year ended February 29, 2020.  The Company has not awarded any restricted stock units.  The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	-	-	-
Total	-	-	-

(1)

Available to be issued pursuant our 2009 Restricted Stock and Restricted Stock Unit Plan (the “2009 Plan”), as described in detail under the heading “Equity Compensation Plan Information”, beginning on page 87.  The 2009 Plan automatically termitated after its ten-year term on April 6, 2019.

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

As of June 4, 2020, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 86; and (iv) all of the current directors and executive officers of Daybreak as a group.  The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address.  Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4,5) (Less than 1% not shown)
Common Stock
	Timothy R. Lindsey, Director	910,000	-	910,000	1.7

	Wayne G. Dotson, Director	160,000	-	160,000	*

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	600,000	-	600,000	1.1

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (5) directors and executive officers as a group	2,230,000	-	2,230,000	4.2
Series A Convertible Preferred Stock(6)
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.4

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	8.2

(1)

Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares.  Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.

(2)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from June 4, 2020).

(3)

To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from June 4, 2020).

(4)

Based upon 53,532,364 shares of common stock outstanding as of June 4, 2020 entitled to one vote per share within 60 days of June 4, 2020.

(5)

Ed Capko (Bear to Bull Investor Relations, LLC) is the holder of the warrant, and the percentage of beneficial ownership, which includes the 190,000 shares underlying a warrant held by him that are exercisable within 60 days of June 4, 2020.  Mr. Capko’s total holdings consist of 2,490,000 shares of common stock and a warrant with underlying shares of 2,100,000 provided, however, that this Warrant shall not vest as to any Shares (and instead vesting will continue with respect to such Shares until the restriction no longer applies) to the extent such vesting would cause the Subscriber’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) of more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock.  The foregoing restriction may not be waived by either party.  The Warrant will become vested and exercisable as follows; as to 1/3 of the Shares on January 2, 2020; as to 1/3 of the Shares on January 2, 2021; and as to 1/3 of the Shares on January 2, 2022.  The Warrant will expire at the close of business on the Expiration Date set forth, as January 2, 2024, or earlier as provided in the Warrant.  Notwithstanding the foregoing, this Warrant will terminate on any earlier date when the Warrant has been exercised as to all Shares.

(6)

The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares.  Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time.  As of June 4, 2020, 709,568 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

The Company’s Chairman, President and Chief Executive Officer had loaned to the Company in previous fiscal years an aggregate $250,100 that was used for a variety of corporate purposes.  During the fiscal year ended February 29, 2020, in connection with its debt reduction efforts, the Company entered into a Note Payoff Agreement with this related party.  Pursuant to the Note Payoff Agreement, the Company issued as payment in full of the Notes, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan.  The production payment interest was granted for a deemed consideration amount of the balance of the Notes and made pursuant to a Production Payment Interest Purchase Agreement dated as of August 22, 2019.  The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.  For further information on the production revenue program refer to the “Production Revenue Payable” beginning on page 45.  During the twelve months ended February 29, 2020, this same officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note has a maturity date of 180 days, or July 12, 2020 and carries no interest, fees or penalties.  The Company may prepay the Notes at any time.  If the Note is not repaid in full on or before the Maturity Date then, on the day following the Maturity Date, the Note will automatically convert into that number of Conversion Shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a Conversion Price of $0.004.  During the fiscal year ended February 28, 2019, the Company had no new related party transactions.

Both transactions were reviewed and approved by the Company’s board of directors, including all disinterested directors, all the members of the Compensation Committee and all the members of the Nominating and Corporate Governance Committee, and were approved pursuant to the Company’s Related Party Transactions policy.

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

The Company has adopted the standards of NYSE American (formerly NYSE MKT LLC) for determining the independence of its directors.  The Company is not listed on NYSE American and is not subject to the rules of NYSE American but applies the rules established by NYSE American to establish director independence.

These independence standards specify the relationships deemed sufficiently material to create the presumption that a director is not independent.  No director qualifies as independent unless the Company’s Board affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In addition, Section 803A of the NYSE American Company Guide (and related commentary) sets forth the following non-exclusive list of persons who shall not be considered independent:

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

Directors serving on the Company’s audit committee must also comply with the additional, more stringent requirements set forth in Section 803B of the NYSE American (formerly NYSE MKT LLC) Company Guide and Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that three of the current directors, Messrs. Wayne G. Dotson, Timothy R. Lindsey, and James F. Meara are independent.  Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent.  Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements as set forth in Section 805(c) of the NYSE American (formerly NYSE MKT LLC) Company Guide.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

A summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 29, 2020 and February 28, 2019 is set forth in the table below:

Services Rendered	Fees Billed for the Fiscal Year Ended February 29, 2020	Fees Billed for the Fiscal Year Ended February 28, 2019
Audit fees	$70,000	$70,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$70,000	$70,000

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

4.14

Form of Amendment to 12% Subordinated Note due 2015 and Warrant to Purchase Shares of Common Stock (8)

4.15

Form of Second Amendment to 12% Subordinated Note due 2017 and Warrant to Purchase Shares of Common Stock (9)

4.16

Warrant Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated November 27, 2019. (10)

10.01

Prospect review and non-competition agreement for California project (11)

10.02

Prospect review agreement for California project (11)

10.03

Form of Subscription Agreement for 12% Subordinated Note due 2015 (7)

10.04

Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (12)

10.05

Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (13)

10.06

Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA (14)

10.11

Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (13)

10.30

Securities Purchase Agreement dated December 27, 2018 by and between Daybreak Oil and Gas, Inc. and Maximilian Resources, LLC. (16)

10.31

Production Payment Interest Purchase Agreement dated December 27, 2018 by and among Daybreak Oil and Gas, Inc. and the purchasers named therein. (16)

10.32

Consulting Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated October 8, 2019. (17)

10.33

Form of Convertible Note Purchase Agreement and Note, issued by the Company by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland dated as of January 14, 2020. (18)

23.1

Consent of PGH Petroleum and Environmental Engineers, LLC (19)

31.1

Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)

32.1

Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

99.1

Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2018 (19)

101.INS

XBRL Instance Document (20)

101.SCH

XBRL Taxonomy Schema (20)

101.CAL

XBRL Taxonomy Calculation Linkbase (20)

101.DEF

XBRL Taxonomy Definition Linkbase (20)

101.LAB

XBRL Taxonomy Label Linkbase (20)

101.PRE

XBRL Taxonomy Presentation Linkbase (20)

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

(4)	Previously filed as exhibits to Form SB-2 on July 18, 2006, and incorporated by reference herein.
(5)	Previously filed as exhibits to Form 10-KSB on September 21, 2007, and incorporated by reference herein.
(6)	Previously filed as exhibits to Form S-8 filed on April 7, 2009 and incorporated by reference herein.
(7)	Previously filed as exhibits to Form 8-K on February 3, 2010, and incorporated by reference herein.
(8)	Previously filed as exhibit to Form 10-Q filed on January 13, 2017, and incorporated by reference herein.
(9)	Previously filed as exhibit to Form 10-K dated May 26, 2917 and filed on May 30, 2017, and incorporated by reference herein.
(10)	Previously filed as exhibit to Form 10-Q filed on January 3, 2019, and incorporated by reference herein.
(11)	Previously filed as exhibit to Form SB-2/A on December 28, 2006, and incorporated by reference herein.
(12)	Previously filed as exhibit to Form 10-Q on October 17, 2011, and incorporated by reference herein.
(13)	Previously filed as exhibit to Form 10-Q dated January 10, 2013 and filed on January 11, 2013 and incorporated by reference herein.
(14)	Previously filed as exhibit to Form 10-Q on January 13, 2012, and incorporated by reference herein.
(15)	Previously filed as exhibits to Form 10-K on May 28, 2010, and incorporated by reference herein.
(16)	Previously filed as exhibit to Form 8-K on January 3, 2019, and incorporated by reference herein.
(17)	Previously filed as exhibit to Form 10-Q filed on October 11, 2019, and incorporated by reference herein.
(18)	Previously filed as exhibit to Form Form 8-K filed on January 17, 2020, and incorporated by reference herein.
(19)	Filed herewith.
(20)	Furnished herewith.

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
Date: June 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ WAYNE G. DOTSON
	James F. Westmoreland		Wayne G. Dotson
	Director / President and Chief Executive Officer		Director
	Date: June 5, 2020		Date: June 5, 2020

By:	/s/ TIMOTHY R. LINDSEY	By:	/s/ JAMES F. MEARA
	Timothy R. Lindsey		James F. Meara
	Director		Director
	Date: June 5, 2020		Date: June 5, 2020

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