Form 10-Q
period 2020-05-31
DAYBREAK OIL & GAS, INC.
filed 2020-07-14
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

At July 13, 2020 the registrant had 53,532,364 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31, 2020	As of February 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,161	$94,043
Accounts receivable:
Crude oil sales	37,691	56,910
Joint interest participants	52,622	38,366
Prepaid expenses and other current assets	28,732	51,115
Total current assets	150,206	240,434

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	585,536	598,735
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Operating lease, right-of-use asset	3,661	5,857
Total long-term assets	661,627	677,022
Total assets	$811,833	$917,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,528,554	$1,555,700
Accounts payable – related parties	927,032	919,888
Accrued interest	86,386	73,962
Convertible Note payable, related party	27,835	27,835
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable, net of unamortized discount	43,660	43,069
Paycheck protection program (PPP) loan	74,355	—
Line of credit	864,790	872,401
Operating lease liability – current	3,661	5,857
Total current liabilities	4,121,273	4,063,712

LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	1,376,581	1,345,202
Asset retirement obligation	28,109	27,149
Total long-term liabilities	1,524,690	1,492,351
Total liabilities	5,645,963	5,556,063

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 53,532,364 shares issued and outstanding, respectively	53,532	53,532
Additional paid-in capital	24,225,257	24,223,783
Accumulated deficit	(29,113,629)	(28,916,632)
Total stockholders’ deficit	(4,834,130)	(4,638,607)
Total liabilities and stockholders’ deficit	$811,833	$917,456

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019
REVENUE:
Crude oil sales	$69,199	$196,358

OPERATING EXPENSES:
Production	39,195	43,717
Exploration, drilling and abandonment	—	98
Depreciation, depletion and amortization	14,159	16,066
General and administrative	152,369	245,968
Total operating expenses	205,723	305,849
OPERATING LOSS	(136,524)	(109,491)

OTHER EXPENSE:
Interest expense, net	(60,473)	(154,094)

NET LOSS	(196,997)	(263,585)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(229,188)	$(295,776)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.004)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	53,532,364	52,212,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Three Months Ended May 31, 2020 and 2019

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	$710	53,532,364	$53,532	$24,225,257	$(29,113,629)	$(4,834,130)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	—	—	2,000,000	2,000	4,000	—	6,000

Net loss	—	—	—	—	—	(263,585)	(263,585)

BALANCE, MAY 31, 2019	709,568	$710	53,532,364	$53,532	$23,001,759	$(28,425,573)	$(5,369,572)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,997)	$(263,585)
Adjustments to reconcile net cash used in operating activities:
Depreciation, depletion and ARO expense	14,159	16,066
Amortization of debt discount	31,970	124,923
Operating lease expense in conjunction with right of use asset	2,196	—
Warrant issued for investor relations services	1,474	—
Changes in assets and liabilities:
Accounts receivable – crude oil sales	19,219	(41,572)
Accounts receivable - joint interest participants	(14,256)	3,616
Prepaid expenses and other current assets	22,383	5,138
Accounts payable and other accrued liabilities	(10,186)	36,390
Accounts payable - related parties	7,144	67,444
Operating lease liability change in conjunction with right of use asset	(2,196)	—
Accrued interest	19,813	20,314
Net cash used in operating activities	(105,277)	(31,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from line of credit	—	29,000
Proceeds from paycheck protection program (PPP) loan	74,355	—
Insurance financing repayments	(16,960)	—
Payments to line of credit	(15,000)	(15,000)
Net cash provided by financing activities	42,395	14,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,882)	(17,266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,043	30,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,161	$12,812

CASH PAID FOR:
Interest	$1,224	$8,517
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$7,389	$7,787
Unpaid additions to O&G properties	$—	$210
Operating lease – right-of-use asset and associated liabilities	$—	$12,204
Common stock issued for settlement of accounts payable	$—	$6,000

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) under the laws of the State of Washington on March 11, 1955, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States. In August 1955, the assets of Morning Sun Uranium, Inc. were acquired by Daybreak Uranium. In May 1964, Daybreak Uranium changed its name to Daybreak Mines, Inc. During 2005, management of the Company decided to enter the crude oil and exploration and production industry. On October 25, 2005, the Company shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

All of the Company’s crude oil production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products; foreign supply of crude oil; the establishment of and compliance with production quotas by oil-exporting countries; the relative strength of the U.S. dollar; weather conditions; the price and availability of alternative fuels; overall economic conditions, both foreign and domestic; crude oil price disputes between Russia and Saudi Arabia; and national and international pandemics like the coronavirus outbreak. .

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2021.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The accounting policies most affected by management’s estimates and assumptions are as follows:

•	The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties;
•	The valuation of unproved acreage and proved crude oil properties to determine the amount of any impairment of crude oil properties;
•	Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment;
•	Estimates regarding abandonment obligations; and
•	Estimates regarding projected cash flows used in determining the production payable discount.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of May 31, 2020 has an accumulated deficit of $29.1 million and a working capital deficit of $4.0 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. We plan on participating in any future plans that become available to help businesses deal with the negative impact of this outbreak.

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

Daybreak’s financial statements as of May 31, 2020 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable consists of receivables from the sale of crude oil production from operations by the Company and receivables from the Company’s working interest partners in crude oil projects in which the Company acts as Operator of the project. This concentration of customers and joint interest owners may impact the Company’s overall credit risk, as these entities could be affected by similar changes in economic conditions including lower crude oil prices as well as other related factors. Trade accounts receivable are generally not collateralized.

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At May 31, 2020 and February 29, 2020 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $37,691 and $56,910 at May 31, 2020 and February 29, 2020, were from one customer, Plains Marketing; and represent crude oil sales that occurred in May and February 2020, respectively.

Joint interest participant receivables balances of $52,622 and $38,366 at May 31, 2020 and February 29, 2020, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2020 and February 29, 2020, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at May 31, 2020 and February 29, 2020 are set forth in the table below.

	May 31, 2020	February 29, 2020
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,278,190	2,278,190
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,734,803	3,734,803
Accumulated depletion, depreciation, amortization and impairment	(3,149,267)	(3,136,068)
Total proved crude oil properties, net	$585,536	$598,735
Unproved leasehold costs	55,978	55,978
Total proved and unproved crude oil properties, net	$641,514	$654,713

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the original $1.5 million liability, approximately $244,849 remains unpaid and is included in the May 31, 2020 and February 29, 2020, accounts payable balance. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At May 31, 2020 and February 29, 2020, the balance owed this working interest partner was $97,945 and $101,544, respectively, and is included in the approximate $1.53 million and $1.56 million accounts payable balances at May 31, 2020 and February 29, 2020, respectively.

NOTE 6 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2020 and February 29, 2020 accounts payable – related parties balances of approximately $0.93 million and $0.92 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any of these deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWINGS:

Convertible Promissory Note Payable – Related Party

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note has a maturity date of 180 days, or July 12, 2020 and carries no interest, fees or penalties.  By the terms of the Convertible Note Purchase Agreement, Mr. Westmoreland had also agreed to loan up to an additional $22,165 in funding for the Company, if and when agreed upon, but this additional amount was not ever loaned pursuant to the Note. The Company may prepay the Note at any time.  If the Note is not repaid in full on or before the maturity date then, on the day following the maturity date, the Note will automatically convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a conversion price of $0.004. The balance of the Note was $27,835 and $27,835 at May 31, 2020 and February 29, 2020, respectively.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of May 31, 2020, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at May 31, 2020 and February 29, 2020 was $289,332 and $272,428, respectively. There was no unamortized debt discount remaining at May 31, 2020 and February 29, 2020, respectively.

12% Note balances at May 31, 2020 and February 29, 2020 are set forth in the table below:

	May 31, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests will receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of May 31, 2020, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,139,305 as of May 31, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2020 and 2019, amortization of the debt discount on these payables amounted to $31,970 and $124,923, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2020 and February 29, 2020 are set forth in the table below:

	May 31, 2020	February 29, 2020
Estimated payments of production revenue payable	$2,089,405	$2,054,766
Less: unamortized discount	(669,164)	(666,495)
	1,420,241	1,388,271
Less: current portion	(43,660)	(43,069)
Net production revenue payable – long term	$1,376,581	$1,345,202

Paycheck Protection Program (PPP) Loan

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. It is the Company’s intent to apply for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 8-week period beginning on the Loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for expenses other than payroll expenses. The Company used all loan proceeds to partially subsidize direct payroll expenses.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On July 10, 2017, a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2019, the 24-month fixed term loan amount of $700,000 was renewed at the same annual percentage interest rate of 3.244% for an additional 24 months. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the three months ended May 31, 2020 and 2019, the Company received advances on the line of credit of $-0- and $29,000, respectively. During the three months ended May 31, 2020 and 2019, the Company made payments to the line of credit of $15,000 and $15,000, respectively. Interest converted to principal for the three months ended May 31, 2020 and 2019 was $7,389 and $7,787, respectively. At May 31, 2020 and February 29, 2020, the line of credit had an outstanding balance of $864,790 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note. At May 31, 2020, the note principal balance of $120,000 and the accrued interest had not been paid and were outstanding. At May 31, 2020 and February 29, 2020, the accrued interest on the Note was $17,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of May 31, 2020, we had no encumbrances on our crude oil project in Michigan.

NOTE 8 — LEASES:

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

The Balance Sheet classification of lease assets and liabilities is as follows:

	May 31, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(2,196)	(7,930)
Total operating lease right-of-use asset	3,661	5,857

Liabilities
Operating lease liability - current	3,661	5,857
Operating lease liability – long term	—	—
Total lease liabilities	$3,661	$5,857

Future minimum lease payments as of February 29, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$5,250
Total lease payments	5,250
Less: imputed interest	(1,589)
Operating lease liability	3,661
Less: operating lease liability — current	(3,661)
Operating lease liability, long-term	$—

Rent expense for the three months ended May 31, 2020 and 2019 was $5,872 and $5,879, respectively.

NOTE 9 — STOCKHOLDERS’ DEFICIT:

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At May 31, 2020 and February 29, 2020, there were 709,568 shares issued and outstanding, that had not been converted into our common stock. As of May 31, 2020 and February 29, 2020, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
May 31, 2020	—	—	—
Totals	690,197	2,070,591	44

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

As of May 31, 2020 no dividends have been declared or paid. Dividends earned since issuance by fiscal year and the three months ended May 31, 2020 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
May 31, 2020	56	32,191
		$2,258,116

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 53,532,364 shares were issued and outstanding as of May 31, 2020 and February 29, 2020, respectively.

NOTE 10 — WARRANTS:

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services. The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants. The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%. The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At May 31, 2020, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 3.6 years, and an intrinsic value of -$0-. For the three months ended May 31, 2020 and 2019, the recorded amount of warrant expense was $1,474 and $-0-, respectively.

Warrant activity for the three months ended May 31, 2020 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2020	2,100,000	$0.01

Changes during the three months ended May 31, 2020:
Issued	—	$—
Warrants outstanding, May 31, 2020	2,100,000	$0.01
Warrants exercisable, May 31, 2020	190,000	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2020	February 29, 2020
Computed at U.S. and state statutory rates (40%)	$(58,784)	$(225,186)
Permanent differences	10,228	111,854
Changes in valuation allowance	48,556	113,332
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2020	February 29, 2020
Deferred tax assets:
Net operating loss carryforwards	$5,508,200	$5,463,014
Crude oil properties	53,692	50,322
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,655,917)	(5,607,361)
Total	$—	$—

At May 31, 2020, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,459,115 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the year ended February 28, 2018 of $340,749; the loss incurred for the year ended February 29, 2020 of $339,299 and the loss incurred for three months ended May 31, 2020 in the amount of $151,427 will not expire and will carry over indefinitely. The valuation allowance increased $48,556 for the three months ended May 31, 2020 and increased approximately $113,332 for the year ended February 29, 2020, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause estimates to vary significantly. The Company files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions. As a general rule the Company’s tax returns for the fiscal years after 2015 currently remain subject to examinations by appropriate tax authorities. None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of May 31, 2020. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

NOTE 13 — SUBSEQUENT EVENTS:

On July 12, 2020, the Convertible Promissory Note issued on January 14, 2020 and held by the Company’s Chairman, President and Chief Executive Officer matured. The Note was not repaid in full on or prior to the maturity date, so, pursuant to the terms of the conversion feature of the Convertible Promissory Note, the $27,835 balance of the Convertible Note was automatically converted into the Company’s Common Stock Shares. The conversion price was $0.004 per share resulting in 6,958,758 shares being issued. Refer to Note 7 above for further discussion about this Convertible Note Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2020 and in our Annual Report on Form 10-K for the year ended February 28, 2019. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	General economic and business conditions;
•	National and international pandemics such as the novel coronavirus COVID-19 outbreak;
•	Exposure to market risks in our financial instruments;
•	Fluctuations in worldwide prices and demand for crude oil;
•	Our ability to find, acquire and develop crude oil properties;
•	Fluctuations in the levels of our crude oil exploration and development activities;
•	Risks associated with crude oil exploration and development activities;
•	Competition for raw materials and customers in the crude oil industry;
•	Technological changes and developments in the crude oil industry;
•	Legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, regulation of hydraulic fracturing and potential environmental liabilities;
•	Our ability to continue as a going concern;
•	Our ability to secure financing under any commitments as well as additional capital to fund operations; and
•	Other factors discussed elsewhere in this Form 10-Q and in our other public filings, press releases, and discussions with Company management.

Our reserve estimates are determined through a subjective process and are subject to periodic revision.

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The full economic impact of the outbreak is unknown and rapidly evolving. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil and natural gas, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 29, 2020 and in this Form 10-Q for the three months ended May 31, 2020 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably. While we have positive cash flow from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and in Part III, Item 1A. Risk Factors of this 10-Q Report. Throughout this Quarterly Report on Form 10-Q, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of crude oil equivalent (“BOE”).

Below is brief summary of our crude oil projects in California and Michigan. Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 29, 2020 for more information on our multi-well oilfield project in California and our exploratory joint drilling project in Michigan.

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

The crude oil produced from our acreage from the Vedder Sand is considered heavy oil. The crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the three months ended May 31, 2020, we had production from 20 vertical crude oil wells. Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is in put in place. We do not plan to make any capital investments within the East Slopes Project area in the 2020-2021 fiscal year if no new financing is in place. If new financing is secured, we plan to spend approximately $525,000 drilling four development wells in the 2020-2021 fiscal year.

Michigan Acreage Acquisition

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin. The leases have been secured and multiple targets were identified through a 2-D seismic interpretation. A 3-D seismic survey was obtained in January and February of 2017 on the first prospect. An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations. We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect, however the two prospects are independent of each other and the success or lack of results of either prospect does not affect the potential of the other prospect. The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated. With the settlement of our debt obligations to a former lender in December 2018, we acquired an additional 40% working interest, bringing our aggregate working interest to 70% in Michigan. The first well is expected to be drilled when new financing is secured.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of May 31, 2020, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Three Months Ended May 31, 2020 compared to the Three Months Ended May 31, 2019

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

There continues to be a significant amount of volatility in crude oil prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized sale price per barrel of crude oil was $98.78. This volatility and decline in crude oil prices has continued as evidenced by the NYMEX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55; and our monthly realized price for April 2020 was $16.96 per barrel. This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices since April 2020, there is no guarantee that this trend will continue.

It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower crude oil price levels; when or at what level they may begin to stabilize; or if they may start to rebound, as there are many factors beyond our control such as the current COVID-19 restrictions and the crude oil price dispute between Saudi Arabia and Russia, that dictate the price we receive on our crude oil sales.

A comparison of the average WTI price and the average realized crude oil sales price for the three months ended May 31, 2020 and 2019 is shown in the table below:

	Three Months Ended
	May 31, 2020	May 31, 2019	Percentage Change
Average three month WTI crude oil price (Bbl)	$24.77	$60.95	(59.4%)
Average three month realized crude oil sales price (Bbl)	$24.29	$64.91	(62.6%)

For the three months ended May 31, 2020, the average WTI price was $24.77 and our average realized crude oil sale price was $24.29, representing a discount of $0.48 per barrel or 1.9% lower than the average WTI price. In comparison, for the three months ended May 31, 2019, the average WTI price was $60.95 and our average realized sale price was $64.91 representing a premium of $3.96 per barrel or 6.5% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended May 31, 2020 decreased $127,159 or 64.8% to $69,199 in comparison to revenue of $196,358 for the three months ended May 31, 2019. The average realized sale price of a barrel of crude oil for the three months ended May 31, 2020 was $24.29 in comparison to $64.91 for the three months ended May 31, 2019. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States has had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices.

Our net sales volume for the three months ended May 31, 2020 was 2,849 barrels of crude oil in comparison to 3,025 barrels sold for the three months ended May 31, 2019. This decrease in crude oil sales volume of 176 barrels or 5.8% accounted for 3.4% of the decrease in crude oil revenue for the three months ended May 31, 2020, and was primarily due to the natural decline in reservoir pressure.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended May 31, 2020 was from 20 wells resulting in 1,838 well days of production in comparison to 1,803 well days of production for the three months ended May 31, 2019.

Our crude oil sales revenue for the three months ended May 31, 2020 and 2019 is set forth in the following table:

	Three Months Ended May 31, 2020		Three Months Ended May 31, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$69,199	100.0%	$196,358	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2020 was $24.29 in comparison to $64.91 for the three months ended May 31, 2019, representing a decrease of $40.62 or 62.6% per barrel.

Operating Expenses

Our total operating expenses for the three months ended May 31, 2020 were $205,723, a decrease of $100,126 or 32.7% compared to $305,849 for the three months ended May 31, 2019. Operating expenses for the three months ended May 31, 2020 and 2019 are set forth in the table below:

	Three Months Ended May 31, 2020			Three Months Ended May 31, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$39,195	19.0%		$43,717	14.3%
Exploration and drilling expenses	—	0.0%		98	0.0%
Depreciation, depletion, amortization (“DD&A”)	14,159	6.9%		16,066	5.3%
General and administrative (“G&A”) expenses	152,369	74.1%		245,968	80.4%
Total operating expenses	$205,723	100.0%	$72.21	$305,849	100.0%	$101.11

Production expenses include expenses associated with the production of crude oil. These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production. For the three months ended May 31, 2020, these expenses decreased by $4,522 or 10.3% to $39,195 in comparison to $43,717 for the three months ended May 31, 2019. For the three months ended May 31, 2020 and 2019, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended May 31, 2020 and 2019 were $13.76 and $14.45, respectively. Production expenses represented 19.0% and 14.3% of total operating expenses for the three months ended May 31, 2020 and 2019, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the three months ended May 31, 2020, these expenses were $-0- in comparison to $98 for the three months ended May 31, 2019. Exploration and drilling expenses represented 0.0% of total operating expenses for the three months ended May 31, 2020 and 2019, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the three months ended May 31, 2020, DD&A expenses decreased $1,907 or 11.9% to $14,159 in comparison to $16,066 for the three months ended May 31, 2019. On a BOE basis DD&A expense was $4.97 and $5.31 for the three months ended May 31, 2020 and 2019, respectively. DD&A and impairment expenses represented 6.9% and 5.3% of total operating expenses for the three months ended May 31, 2020 and 2019, respectively.

General and administrative (“G&A”) expenses include the salaries of our six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the three months ended May 31, 2020, these expenses decreased $93,599 or 38.1% to $152,369 in comparison to $245,968 for the three months ended May 31, 2019. For the three months ended May 31, 2020, we received, as Operator, administrative overhead reimbursement of $13,322 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 74.1% and 80.4% of total operating expenses for the three months ended May 31, 2020 and 2019, respectively.

Interest expense, net for the three months ended May 31, 2020 decreased $93,621 or 60.8% to $60,473 in comparison to $154,094 for the three months ended May 31, 2019.

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for oil and gas, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. The receipt of these funds is reflected in the Company’s first quarter financial statements covering the three month period ended May 31, 2020.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There continues to be a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. This volatility and decline in crude oil prices has continued as evidenced by the NYMEX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55; and our monthly realized price for April 2020 was $16.96 per barrel. This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices since April 2020, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may start to rebound as there are many factors beyond our control that dictate the price we receive on our crude oil sales.

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

Changes in our capital resources at May 31, 2020 in comparison with February 29, 2020 are set forth in the table below:

	May 31, 2019	February 29, 2020	Increase (Decrease)	Percentage Change
Cash	$31,161	$94,043	$(62,882)	(66.9%)
Current assets	$150,206	$240,434	$(90,228)	(37.5%)
Total assets	$811,833	$917,456	$(105,623)	(11.5%)
Current liabilities	$(4,121,273)	$(4,063,712)	$57,561	1.4%
Total liabilities	$(5,645,963)	$(5,556,063)	$89,900	1.6%
Working capital	$(3,971,067)	$(3,823,278)	$147,789	3.9%

Our working capital deficit increased approximately $147,789 or 3.9% to $4.0 million at May 31, 2020 in comparison to $3.8 million at February 29, 2020. The increase in our working capital deficit was primarily due to a reduction in cash balances and the recognition of the Paycheck Protection Program (PPP) loan that we received in the amount of $74,355. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

Major sources of funds in the past for us have included the debt or equity markets and we anticipate that we will have to rely on these capital markets to fund future operations and growth. Our business model is focused on acquiring exploration or development properties as well as existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of crude oil producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself. These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. The current uncertainty in the credit and capital markets as well as the instability and volatility in crude oil prices since June of 2014, has restricted our ability to obtain needed capital. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States has had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all. Sales of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the three months ended May 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a cumulative net loss since entering the crude oil exploration industry and as of three months ended May 31, 2020 have an accumulated deficit of $29.1 million and a working capital deficit of $4.0 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the three months ended May 31, 2020, we received crude oil sales revenue from 20 wells in our East slopes Project in Kern County, California. Our commitment to improving corporate profitability remains unchanged. Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales. This volatility in the price of crude oil has created a substantial negative impact on the cash flow of our producing crude oil properties in California. During the three months ended May 31, 2020 and 2019, crude oil revenue from California was $69,199 and $196,358, respectively. Of the $127,159 decrease in revenue during the three months ended May 31, 2020, $122,884 or 96.6% can be attributed to the decline in our realized crude oil sales price and $4,275 or 3.4% of the decline can be attributed to our lower sales volume of 176 barrels. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States has had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices. For the three months ended May 31, 2020 and 2019, we had an operating loss of $136,524 and $109,491, respectively.

Our balance sheet at May 31, 2020 reflects total assets of approximately $0.8 million in comparison to approximately $0.9 million at February 29, 2020. This decrease is primarily due to a decrease in cash accounts receivable from crude oil sales resulting from lower average realized prices, and a reduction in prepaid expenses.

At May 31, 2020, total liabilities were approximately $5.65 million in comparison to approximately $5.56 million at February 29, 2020. The increase in liabilities was due to recognition of the Paycheck Protection Program (PPP) loan that we received in the amount of $74,355 and in estimates of the production revenue payable debt discount.

Common stock shares issued and outstanding were 53,532,364 at May 31, 2020 and February 29, 2020, respectively.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(105,277)	$(31,266)	74,011	236.7%
Net cash provided by (used in) investing activities	$—	$—	—	—
Net cash provided by financing activities	$42,395	$14,000	28,395	202.8%

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the three months ended May 31, 2020, cash flow used in operating activities was $105,277 in comparison to $31,266 used in operating activities for the three months ended May 31, 2019. This increase of $74,011 in our cash flow used in operating activities was due to a reduction in our net loss offset by decreases in both our accounts receivable and accounts payable for the three months ended May 31, 2020 in comparison to the three months ended May 31, 2019. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Provided By (Used In) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and other investment activities. Cash flow used in investing activities for the three months ended May 31, 2020 and 2019 was $-0-, respectively.

Cash Flow Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances, our borrowing activities or in equity account balances, excluding retained earnings. Cash flow provided by financing activities for the three months ended May 31, 2020 was $42,395 in comparison to the $14,000 provided by financing activities in the three months ended May 31, 2019. For the three months ended May 31, 2020, we made payments of $15,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2020.

Current debt (Short-term borrowings)

Convertible Promissory Note

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note has a maturity date of 180 days, or July 12, 2020 and carries no interest, fees or penalties.  By the terms of the Convertible Note Purchase Agreement, Mr. Westmoreland had also agreed to loan up to an additional $22,165 in funding for the Company, if and when agreed upon, but this additional amount was not ever loaned pursuant to the Note. The Company may prepay the Note at any time.  If the Note is not repaid in full on or before the maturity date then, on the day following the maturity date, the Note will automatically convert into that number of conversion shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a conversion price of $0.004. The balance of the Note was $27,835 and $27,835 at May 31, 2020 and February 29, 2020, respectively.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. Interest continues to accrue on the unpaid $565,000 principal balance. The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at May 31, 2020 and February 29, 2020 was $289,332 and $272,428, respectively. Amortization expense was $-0- at May 31, 2020 and 2019, respectively. There was no unamortized debt discount remaining at February 29, 2020 and February 28, 2019.

12% Note balances at May 31, 2020 and February 29, 2020 are set forth in the table below:

	May 31, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, we have been selling interests in certain portions of our production in order to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 in previous loans made to the Company. The production revenue payment is an interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan. The production payment interest was granted for a deemed consideration amount of the balance of the Notes. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program. As of May 31, 2020 and February 29, 2020, the production revenue payment program balance was $950,100, respectively of which $550,100 and $550,100, respectively was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

We accounted for the amounts received from these sales in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. Consequently, the program balance of $950,100 was recognized as a production revenue payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the holders of the production payment interests. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the sales and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,139,305 as of May 31, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2020 and 2019, amortization of the debt discount on these payables amounted to $31,970 and $124,923, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2020 and February 29, 2020 are set forth in the table below:

	May 31, 2020	February 29, 2020
Estimated payments of production revenue payable	$2,089,405	$2,054,766
Less: unamortized discount	(669,164)	(666,495)
	1,420,241	1,388,271
Less: current portion	(43,660)	(43,069)
Net production revenue payable – long term	$1,376,581	$1,345,202

Paycheck Protection Program (PPP) Loan

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. It is the Company’s intent to apply for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 8-week period beginning on the Loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for expenses other than payroll expenses. The Company used all loan proceeds to partially subsidize direct payroll expenses.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal investments and guarantee of our President and Chief Executive Officer. On July 10, 2017 a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2019, the 24-month fixed term loan amount of $700,000 was renewed at the same annual percentage interest rate of 3.244% for an additional 24 months. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the three months ended May 31, 2020 and 2019, we received advances on the line of credit of $-0- and $29,000, respectively. During the three months ended May 31, 2020 and 2019, we made payments to the line of credit of $15,000 and $15,000, respectively. Interest converted to principal for the three months ended May 31, 2020 and 2019 was $7,389 and $7,787, respectively. At May 31, 2020 and February 29, 2020, the line of credit had an outstanding balance of $864,790 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At May 31, 2020, the note principle balance of $120,000 and the accrued interest had not been paid and were outstanding. The accrued interest on the Note at May 31, 2020 and February 29, 2020 was $17,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of May 31, 2020 we had no encumbrances on our crude oil project in Michigan.

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

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate used at adoption was 5.85%. Significant judgement is required when determining our incremental borrowing rate. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

The Balance Sheet classification of lease assets and liabilities is as follows:

	May 31, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(2,196)	(7,930)
Total operating lease right-of-use asset	3,661	5,857

Liabilities
Operating lease liability - current	3,661	5,857
Operating lease liability – long term	—	—
Total lease liabilities	$3,661	$5,857

Future minimum lease payments as of May 31, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$5,250
Total lease payments	5,250
Less: imputed interest	(1,589)
Operating lease liability	3,661
Less: operating lease liability - current	(3,661)
Operating lease liability, long-term	$—

Rent expense for the three months ended May 31, 2020 and 2019 was $5,872 and $5,879, respectively.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. We plan on participating in any future plans that become available to help businesses deal with the negative impact of this outbreak.

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

Our financial statements as of May 31, 2020 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Off-Balance Sheet Arrangements

As of May 31, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2020, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 29, 2020, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

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
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	July 14, 2020

