Form 10-Q
period 2020-08-31
DAYBREAK OIL & GAS, INC.
filed 2020-10-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

At October 14, 2020 the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31, 2020	As of February 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,101	$94,043
Accounts receivable:
Crude oil sales	62,418	56,910
Joint interest participants	40,661	38,366
Prepaid expenses and other current assets	16,289	51,115
Total current assets	138,469	240,434

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	572,916	598,735
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Operating lease, right-of-use asset	1,464	5,857
Total long-term assets	646,810	677,022
Total assets	$785,279	$917,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,619,475	$1,555,700
Accounts payable – related parties	934,960	919,888
Accrued interest	98,914	73,962
Convertible note payable – related party	—	27,835
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable – current, net of unamortized discount	64,798	43,069
Paycheck protection program (PPP) loan	74,355	—
Operating lease liability – current	1,464	5,857
Line of credit	857,107	872,401
Total current liabilities	4,216,073	4,063,712

LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	1,390,125	1,345,202
Asset retirement obligation	29,103	27,149
Total long-term liabilities	1,539,228	1,492,351
Total liabilities	5,755,301	5,556,063

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 60,491,122 and 53,532,364 shares issued and outstanding, respectively	60,491	53,532
Additional paid-in capital	24,247,607	24,223,783
Accumulated deficit	(29,278,830)	(28,916,632)
Total stockholders’ deficit	(4,970,022)	(4,638,607)
Total liabilities and stockholders’ deficit	$785,279	$917,456

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2020	2019	2020	2019
REVENUE:
Crude oil sales	$108,564	$163,055	$177,763	$359,413

OPERATING EXPENSES:
Production	43,442	45,826	82,637	89,543
Exploration and drilling (G&G)	—	16	—	114
Depreciation, depletion, and amortization (DD&A)	14,668	14,856	28,827	30,922
General and administrative	150,184	142,465	302,553	388,433
Total operating expenses	208,294	203,163	414,017	509,012
OPERATING LOSS	(99,730)	(40,108)	(236,254)	(149,599)

OTHER EXPENSE:
Interest expense, net	(65,471)	(118,841)	(125,944)	(272,935)

NET LOSS	(165,201)	(158,949)	(362,198)	(422,534)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)	(64,382)	(64,382)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(197,392)	$(191,140)	$(426,580)	$(486,916)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	57,290,093	53,532,364	55,411,229	52,872,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Three Months and Six Months Ended August 31, 2020 and 2019

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	710	53,532,364	53,532	24,225,257	(29,113,629)	(4,834,130)

Issuance of common stock for:
Conversion of related party note payable	—	—	6,958,758	6,959	20,876	—	27,835

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(165,201)	(165,201)

BALANCE, AUGUST 31, 2020	709,568	$710	60,491,122	$60,491	$24,247,607	$(29,278,830)	$(4,970,022)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	—	—	2,000,000	2,000	4,000	—	6,000

Net loss	—	—	—	—	—	(263,585)	(263,585)

BALANCE, MAY 31, 2019	709,568	710	53,532,364	53,532	23,001,759	(28,425,573)	(5,369,572)

Forgiveness of liabilities to related parties	—	—	—	—	1,215,145	—	1,215,145

Net loss	—	—	—	—	—	(158,949)	(158,949)

BALANCE, AUGUST 31, 2019	709,568	$710	53,532,364	$53,532	$24,216,904	$(28,584,522)	$(4,313,376)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31, 2020	August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,198)	$(422,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairment expense	28,827	30,922
Amortization of debt discount	66,652	215,129
Operating lease expense in conjunction with right of use asset	4,393	3,698
Warrant issued for investor relations services	2,948	—
Changes in assets and liabilities:
Accounts receivable – crude oil sales	(5,508)	(19,272)
Accounts receivable - joint interest participants	(2,295)	7,231
Prepaid expenses and other current assets	34,826	12,671
Accounts payable and other accrued liabilities	97,096	24,730
Accounts payable - related parties	15,072	74,491
Operating lease liability in conjunction with right of use asset	(4,393)	(3,698)
Accrued interest	39,658	40,739
Net cash used in operating activities	(84,922)	(35,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit	—	49,000
Proceeds from paycheck protection program (PPP) loan	74,355	—
Insurance financing repayments	(34,375)	—
Payments on line of credit	(30,000)	(30,000)
Net cash provided by financing activities	9,980	19,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,942)	(16,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,043	30,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,101	$13,185

CASH PAID FOR:
Interest	$4,542	$16,702
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to crude oil properties	$1,054	$210
Non-cash increase to line of credit due to monthly interest	$14,706	$15,684
Operating lease – right of use asset and associated liabilities	$—	$13,787
Forgiveness of liabilities to related parties	$—	$1,215,145
Settlement of related party debt with production revenue interest	$—	$250,100
Common stock issued for settlement of related party note payable	$27,835	$—
Common stock issued for settlement of accounts payable	$—	$6,000

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

All of the Company’s crude oil production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of crude oil, the establishment of and compliance with production quotas by crude oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic, crude oil disputes between Russia and Saudi Arabia; and national and international pandemics like the coronavirus outbreak.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2021.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of August 31, 2020 has an accumulated deficit of $29.3 million and a working capital deficit of $4.1 million which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Daybreak’s financial statements as of August 31, 2020 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

NOTE 3 — CONCENTRATION RISK:

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At August 31, 2020 and February 29, 2020 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $62,418 and $56,910 at August 31, 2020 and February 29, 2020, were from one customer, Plains Marketing; and represent crude oil sales that occurred in August and February 2020, respectively.

Joint interest participant receivables balances of $40,661 and $38,366 at August 31, 2020 and February 29, 2020, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2020 and February 29, 2020, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at August 31, 2020 and February 29, 2020 are set forth in the table below.

	August 31, 2020	February 29, 2020
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,279,244	2,278,190
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,735,857	3,734,803
Accumulated depletion, depreciation, amortization and impairment	(3,162,941)	(3,136,068)
Proved crude oil properties, net	$572,916	$598,735
Michigan unproved crude oil properties	55,978	55,978
Total proved and unproved crude oil properties, net	$628,894	$654,713

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the $1.5 million liability, $244,849 remains unpaid and is included in both the August 31, 2020 and February 29, 2020 accounts payable balances. Payments on this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At August 31, 2020 and February 29, 2020, the balance owed this working interest partner was $94,246 and $101,544, respectively, and is included in the approximate $1.62 million and 1.56 million accounts payable balance at August 31, 2020 and February 29, 2020, respectively.

NOTE 6 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2020 and February 29, 2020 accounts payable – related parties balances of approximately $0.93 million and $0.92 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWINGS:

Convertible Promissory Note Payable – Related Party

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of July 12, 2020 and carried no interest, fees or penalties.  By the terms of the Convertible Note Purchase Agreement, Mr. Westmoreland had also agreed to loan up to an additional $22,165 in funding for the Company, if and when agreed upon, but this additional amount was not ever loaned pursuant to the Note.

On July 12, 2020, the Convertible Promissory Note issued on January 14, 2020 matured. The Note was not repaid in full on or prior to the maturity date, so, pursuant to the terms of the conversion feature of the Convertible Promissory Note, the $27,835 balance of the Convertible Note was automatically converted into the Company’s common stock shares on July 13, 2020. The conversion price was $0.004 per share resulting in 6,958,758 shares being issued. The balance of the Note was $-0- and $27,835 at August 31, 2020 and February 29, 2020, respectively.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of August 31, 2020, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at August 31, 2020 and February 29, 2020 was $306,421 and $272,428, respectively. There was no unamortized debt discount remaining at August 31, 2020 and February 29, 2020, respectively.

12% Note balances at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

12% Note balances – accrued interest at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
Accrued interest 12% Subordinated Notes	$78,914	$59,962
Accrued interest 12% Subordinated Notes – related party	227,507	212,466
Total accrued interest 12% Subordinated Notes	$306,421	$272,428

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests will receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of August 31, 2020, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,188,117 as of August 31, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the six months ended August 31, 2020 and 2019, amortization of the debt discount on these payables amounted to $66,652 and $215,129, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
Estimated payments of production revenue payable	$2,138,217	$2,054,766
Less: unamortized discount	(683,294)	(666,495)
	1,454,923	1,388,271
Less: current portion	(64,798)	(43,069)
Net production revenue payable – long-term	$1,390,125	$1,345,202

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

During the six months ended August 31, 2020 and 2019, the Company received advances on the line of credit of $-0- and $49,000, respectively. During the six months ended August 31, 2020 and 2019, the Company made payments to the line of credit of $30,000 and $30,000, respectively. Interest converted to principal for the six months ended August 31, 2020 and 2019 was $14,706 and $15,684, respectively. At August 31, 2020 and February 29, 2020, the line of credit had an outstanding balance of $857,107 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note. At August 31, 2020, the note principal balance of $120,000 and the accrued interest had not been paid and were outstanding. At August 31, 2020 and February 29, 2020, the accrued interest on the Note was $20,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of August 31, 2020, we had no encumbrances on our crude oil project in Michigan.

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

The Balance Sheet classification of lease assets and liabilities is as follows:

	August 31, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(4,393)	(7,930)
Total operating lease right-of-use asset	1,464	5,857

Liabilities
Operating lease liability – current	1,464	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$1,464	$5,857

Future minimum lease payments as of August 31, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$1,550
Total lease payments	1,550
Less: imputed interest	(86)
Operating lease liability	1,464
Less: operating lease liability – current	(1,464)
Operating lease liability, long-term	$—

Rent expense for the six months ended August 31, 2020 and 2019 was $11,745, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At August 31, 2020 and February 29, 2020, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock. As of August 31, 2020, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
August 31, 2020	—	—	—
Totals	690,197	2,070,591	44

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

As of August 31, 2020 no dividends have been declared or paid. Dividends earned since issuance for each fiscal year and the six months ended August 31, 2020 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
August 31, 2020	56	64,382
		$2,290,307

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 60,491,122 and 53,532,364 shares were issued and outstanding as of August 31, 2020 and February 29, 2020, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Issuance of common stock to settle accounts payable	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Issuance of common stock to settle related party note payable	6,958,758	$6,959
Common stock, Issued and Outstanding, August 31, 2020	60,491,122

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

The warrants contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party.

The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At August 31, 2020, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 3.3 years, and an intrinsic value of -$0-. For the six months ended August 31, 2020 and 2019, the recorded amount of warrant expense was $2,948 and $-0-, respectively.

Warrant activity for the six months ended August 31, 2020 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2020	2,100,000	$0.01

Changes during the six months ended August 31, 2020:
Issued	—	$—
Warrants outstanding, August 31, 2020	2,100,000	$0.01
Warrants exercisable, August 31, 2020	528,507	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2020	February 29, 2020
Computed at U.S. and state statutory rates	$(108,080)	$(225,186)
Permanent differences	21,480	111,854
Changes in valuation allowance	86,600	113,332
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2020	February 29, 2020
Deferred tax assets:
Net operating loss carryforwards	$5,542,791	$5,463,014
Crude oil properties	57,145	50,322
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,693,961)	(5,607,361)
Total	$—	$—

At August 31, 2020, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,575,039 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 period of $340,749; the loss incurred for the year ended February 29, 2020 of $339,299 and the loss incurred for the six months ended August 31, 2020 in the amount of $267,351 will not expire and will carry over indefinitely. The valuation allowance increased $86,600 for the six months ended August 31, 2020 and increased approximately $113,332 for the year ended February 29, 2020, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company is not aware of any environmental claims existing as of August 31, 2020. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2020 and in our Annual Report on Form 10-K for the year ended February 29, 2020. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	General economic and business conditions;
•	National and international pandemics auch as the novel coronavirus COVID-19 outbreak;
•	Exposure to market risks in our financial instruments;
•	Fluctuations in worldwide prices and demand for crude oil;
•	Our ability to find, acquire and develop crude oil properties;
•	Fluctuations in the levels of our crude oil exploration and development activities;
•	Risks associated with crude oil exploration and development activities;
•	Competition for raw materials and customers in the crude oil industry;
•	Technological changes and developments in the crude oil industry;
•	Legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, regulation of hydraulic fracturing and potential environmental liabilities;
•	Our ability to continue as a going concern;
•	Our ability to secure financing under any commitments as well as additional capital to fund operations; and
•	Other factors discussed elsewhere in this Form 10-Q; in our other public filings and press releases; and discussions with Company management.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 29, 2020 and in this Form 10-Q for the six months ended August 31, 2020 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the six months ended August 31, 2020 we had production from 20 vertical crude oil wells. Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

When funding is available, we plan on acquiring additional acreage exhibiting the same seismic characteristics and on trend with the Bear, Black and Dyer Creek reservoirs. Some of these prospects, if successful, would utilize the Company’s existing production facilities. In addition to the current field development, there are several other exploratory prospects that have been identified from the seismic data, which we plan to drill in the future.

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

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin. The leases have been secured and multiple targets were identified through a 2-D seismic interpretation. A 3-D seismic survey was obtained in January and February of 2017. An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations. We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect. The two prospects are independent of each other and the success or lack of results of either prospect does not affect the potential of the other prospect. The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated. With the settlement of our debt obligations to a former lender in December 2018, we acquired an additional 40% working interest, bringing our aggregate working interest to 70% in Michigan. The first well is expected to be drilled in the spring of 2021 if new financing is secured.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of August 31, 2020, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Six months ended August 31, 2020 compared to the six months ended August 31, 2019

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs. The posted Midway-Sunset price generally moves in correlation to, and at a discount to, prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) crude oil, Cushing, Oklahoma delivery contracts. We do not have any natural gas revenues in California.

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

A comparison of the average WTI price and average realized crude oil sales price for the six months ended August 31, 2020 and 2019 is shown in the table below:

	Six Months Ended
	August 31, 2020	August 31, 2019	Percentage Change
Average six month WTI crude oil price (Bbl)	$32.61	$58.28	(44.0%)
Average six month realized crude oil sales price (Bbl)	$30.68	$61.98	(50.5%)

For the six months ended August 31, 2020, the average WTI price was $32.61 and our average realized crude oil sale price was $30.68, representing a discount of $1.93 per barrel or 5.9% lower than the average WTI price. In comparison, for the six months ended August 31, 2019, the average WTI price was $58.28 and our average realized sale price was $61.98 representing a premium of $3.70 per barrel or 6.3% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the six months ended August 31, 2020 decreased $181,650 or 50.5% to $177,763 in comparison to revenue of $359,413 for the six months ended August 31, 2019. The average sale price of a barrel of crude oil for the six months ended August 31, 2020 was $30.68 in comparison to $61.98 for the six months ended August 31, 2019. The decrease of $31.30 or 50.5% per barrel in the average realized price of a barrel of crude oil accounted for 99.9% of the decrease in crude oil revenue for the six months ended August 31, 2020. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States has had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices.

Our net sales volume for the six months ended August 31, 2020 was 5,794 barrels of crude oil in comparison to 5,799 barrels sold for the six months ended August 31, 2019. This decrease in crude oil sales volume of five barrels or 0.1% was primarily due to the natural decline in reservoir pressure during the six months ended August 31, 2020.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the six months ended August 31, 2020 was from 20 wells resulting in 3,675 well days of production in comparison to 3,630 well days of production for the six months ended August 31, 2019.

Our crude oil sales revenue for the six months ended August 31, 2020 and 2019 is set forth in the following table:

	Six Months Ended August 31, 2020		Six Months Ended August 31, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$177,763	100.0%	$359,413	100.0%

*Our average realized sale price on a BOE basis for the six months ended August 31, 2020 was $30.68 in comparison to $61.98 for the six months ended August 31, 2019, representing a decrease of $31.30 or 50.5% per barrel.

Operating Expenses

Total operating expenses for the six months ended August 31, 2020 were $414,017, a decrease of $94,995 or 18.7% compared to $509,012 for the six months ended August 31, 2019. Operating expenses for the six months ended August 31, 2020 and 2019 are set forth in the table below:

	Six Months Ended August 31, 2020			Six Months Ended August 31, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$82,637	20.0%		$89,543	17.6%
Exploration and drilling expenses	—	0.0%		114	0.0%
Depreciation, depletion, amortization (“DD&A”)	28,827	7.0%		30,922	6.1%
General and administrative (“G&A”) expenses	302,553	73.0%		388,433	76.3%
Total operating expenses	$414,017	100.0%	$71.46	$509,012	100.0%	$87.78

Production expenses include expenses associated with the production of crude oil. These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production. For the six months ended August 31, 2020, these expenses decreased by $6,906 or 7.7% to $82,637 in comparison to $89,543 for the six months ended August 31, 2019. For the six months ended August 31, 2020 and 2019, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the six months ended August 31, 2020 and 2019 was $14.26 and $15.44, respectively. Production expenses represented 20.0% and 17.6% of total operating expenses for the six months ended August 31, 2020 and 2019, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the six months ended August 31, 2020, these expenses decreased $114 to $-0- in comparison to $114 the six months ended August 31, 2019. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the six months ended August 31, 2020 and 2019, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the six months ended August 31, 2020, DD&A expenses decreased $2,095 or 6.8% to $28,827 in comparison to $30,922 for the six months ended August 31, 2019. On a BOE basis, DD&A expense was $4.98 and $5.33 for the six months ended August 31, 2020 and 2019, respectively. DD&A expenses represented 7.0% and 6.1% of total operating expenses for the six months ended August 31, 2020 and 2019, respectively.

General and administrative (“G&A”) expenses include the salaries of our six full-time employees, including management. During the first three months of the prior fiscal year ended February 29, 2020, fifty percent (50%) of certain management salaries were being deferred by the Company. However, effective June 1, 2019, the salary deferral program ended and those base salaries were temporarily reduced by half, to the amount currently being paid. Additionally, director fees are being suspended temporarily. Both of these compensation changes were reviewed by the Board of Directors during June 2020 and based on the financial status of the Company it was decided to continue these temporary changes. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the six months ended August 31, 2020, G&A expenses decreased $85,880 or 22.1% to $302,553 in comparison to $388,433 for the six months ended August 31, 2019. We received, as Operator, administrative overhead reimbursement of $26,644 during the six months ended August 31, 2020 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 73.0% and 76.3% of total operating expenses for the six months ended August 31, 2020 and 2019, respectively.

Interest expense, net for the six months ended August 31, 2020 decreased $146,991 or 53.9% to $125,944 in comparison to $272,935 for the six months ended August 31, 2019.

Results of Operations – Three months ended August 31, 2020 compared to the three months ended August 31, 2019

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended August 31, 2020 and 2019 is shown in the table below:

	Three Months Ended
	August 31, 2020	August 31, 2019	Percentage Change
Average three month WTI crude oil price (Bbl)	$40.45	$55.61	(27.3%)
Average three month realized crude oil sales price (Bbl)	$36.86	$58.78	(37.3%)

For the three months ended August 31, 2020, the average WTI price was $40.45 and our average realized crude oil sale price was $36.86, representing a discount of $3.59 per barrel or 8.9% lower than the average WTI price. In comparison, for the three months ended August 31, 2019, the average WTI price was $55.61 and our average realized sale price was $58.78 representing a premium of $3.17 per barrel or 5.7% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended August 31, 2020, decreased $54,491 or 33.4% to $108,564 in comparison to revenue of $163,055 for the three months ended August 31, 2019. The average sale price of a barrel of crude oil for the three months ended August 31, 2020 was $36.86 in comparison to $58.78 for the three months ended August 31, 2019. The decrease of $21.92 or 37.3% per barrel in the average realized price of a barrel of crude oil accounted for 100.0% of the decrease in crude oil revenue for the three months ended August 31, 2020.

Our net sales volume for the three months ended August 31, 2020 was 2,945 barrels of crude oil in comparison to 2,774 barrels sold for the three months ended August 31, 2019. This increase in crude oil sales volume of 171 barrels or 6.2% was not sufficient enough to offset the decrease in revenue due to lower crude oil prices for the three months ended August 31, 2020.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended August 31, 2020 was from 20 wells resulting in 1,837 well days of production in comparison to 1,828 well days of production for the three months ended August 31, 2019.

Our crude oil sales revenue for the three months ended August 31, 2020 and 2019 is set forth in the following table:

	Three Months Ended August 31, 2020		Three Months Ended August 31, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$108,564	100.0%	$163,055	100.0%

*Our average realized sale price on a BOE basis for the three months ended August 31, 2020 was $36.86 in comparison to $58.78 for the three months ended August 31, 2019, representing a decrease of $21.92 or 37.3% per barrel.

Operating Expenses

Total operating expenses for the three months ended August 31, 2020 were $208,294, an increase of $5,131 or 2.5% compared to $203,163 for the three months ended August 31, 2019. Operating expenses for the three months ended August 31, 2020 and 2019 are set forth in the table below:

	Three Months Ended August 31, 2020			Three Months Ended August 31, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$43,442	20.9%		$45,826	22.6%
Exploration and drilling expenses	—	0.0%		16	0.0%
Depreciation, depletion, amortization (“DD&A”)	14,668	7.0%		14,856	7.3%
General and administrative (“G&A”) expenses	150,184	72.1%		142,465	70.1%
Total operating expenses	$208,294	100.0%	$70.73	$203,163	100.0%	$73.24

Production expenses for the three months ended August 31, 2020, decreased by $2,384 or 5.2% to $43,442 in comparison to $45,286 for the three months ended August 31, 2019. For the three months ended August 31, 2020 and 2019 we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended August 31, 2020 and 2019 were $14.75 and $16.52, respectively. Production expenses represented 20.9% and 22.6% of total operating expenses for the three months ended August 31, 2020 and 2019, respectively.

Exploration and drilling expenses for the three months ended August 31, 2020, decreased $16 to $-0- in comparison to $16 for the three months ended August 31, 2019. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the three months ended August 31, 2020 and 2019, respectively.

DD&A expenses for the three months ended August 31, 2020, decreased $188 or 1.3% to $14,668 in comparison to $14,856 for the three months ended August 31, 2019. DD&A on a BOE basis was $4.98 and $5.36 for the three months ended August 31, 2020 and 2019, respectively. DD&A expenses represented 7.0% and 7.3% of total operating expenses for the three months ended August 31, 2020 and 2019, respectively.

G&A expenses for the three months ended August 31, 2020, increased $7,719 or 5.4% to $150,184 in comparison to $142,465 for the three months ended August 31, 2019. Effective June 1, 2019, the salary deferral program that was in place ended and those base salaries were reduced by half, to the amount currently being paid. Additionally, director fees are being suspended temporarily. Both of these compensation changes were reviewed by the Board of Directors during June 2020 and based on the financial status of the Company it was decided to continue these temporary changes. Other items included in our G&A expenses are legal and accounting expenses, director fees, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended August 31, 2020 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 72.1% and 70.1% of total operating expenses for the three months ended August 31, 2020 and 2019, respectively.

Interest expense, net for the three months ended August 31, 2020 decreased $53,370 or 44.9% to $65,471 in comparison to $118,841 for the three months ended August 31, 2019.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. This volatility and decline in crude oil prices has continued as evidenced by the NYMEX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55; and our monthly realized price for April 2020 was $16.96 per barrel. This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices since April 2020, there is no guarantee that this trend will continue. Most recently our average realized price declined from $61.98 for the six months ended August 31, 2019 to $30.68 for the six months ended August 31, 2020, demonstrating the continued volatility in crude oil prices. It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may continue to rebound as there are many factors beyond our control that dictate the price we receive for our crude oil sales.

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

Changes in our capital resources at August 31, 2020 in comparison to February 29, 2020 are set forth in the table below:

			Increase	Percentage
	August 31, 2020	February 29, 2020	(Decrease)	Change
Cash	$19,101	$94,043	$(74,942)	(79.7%)
Current Assets	$138,469	$240,434	$(101,965)	(42.4%)
Total Assets	$785,279	$917,456	$(132,177)	(14.4%)
Current Liabilities	$(4,216,073)	$(4,063,712)	$152,361	3.7%
Total Liabilities	$(5,755,301)	$(5,556,063)	$199,238	3.6%
Working Capital Deficit	$(4,077,604)	$(3,823,278)	$254,326	6.7%

Our working capital deficit increased approximately $0.25 million or 6.7% to approximately $4.1 million at August 31, 2020 in comparison to approximately $3.8 million at February 29, 2020. The increase in our working capital deficit was due to the settlement of accounts payable owed to related parties through a debt forgiveness program during 2019.

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

The Company’s financial statements for the six months ended August 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the six months ended August 31, 2020, we have an accumulated deficit of $29.3 million and a working capital deficit of $4.1 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the six months ended August 31, 2020, we received crude oil sales revenue from 20 wells in California. Our commitment to improving corporate profitability remains unchanged. We experienced a decrease in revenues of $181,650 or 50.5% to $177,763 for the six months ended August 31, 2020 in comparison to revenues of $359,413 for the six months ended August 31, 2019. The decrease of $31.30 or 50.5% per barrel in the average realized price of a barrel of crude oil accounted for 99.9% of the decrease in crude oil revenue for the six months ended August 31, 2020. For the six months ended August 31, 2020, we had an operating loss of $236,254 in comparison to an operating loss of $149,599 for the six months ended August 31, 2019.

Our balance sheet at August 31, 2020 reflects total assets of approximately $0.79 million in comparison to approximately $0.92 million at February 29, 2020. The decrease of $132,177 is primarily due to cash outflow from operations and depletion of our crude oil properties.

At August 31, 2020, total liabilities were approximately $5.8 million in comparison to approximately $5.6 million at February 29, 2020. The increase in liabilities of $199,238 was primarily due to an increase in accounts payable and the paycheck protection program (PPP) loan.

The issued and outstanding shares of common stock at August 31, 2020 increased by 6,958,758 shares in comparison to the February 29, 2020 balance of 53,532,364 shares as a result of the conversion of a related party note payable. The common stock issuance was valued at $27,835.

Additional paid in capital (APIC) increased $23,824 to $24,247,607 at August 31, 2020 from $24,223,783 as a result of the conversion of a related party note payable.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months Ended August 31, 2020	Six Months Ended August 31, 2019	Increase (Decrease)	Percentage Change
Net cash (used in) operating activities	$(84,922)	$(35,893)	49,029	136.6%
Net cash provided by (used in) investing activities	$—	$—	—	—
Net cash provided by financing activities	$9,980	$19,000	(9,020)	(47.5%)

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the six months ended August 31, 2020, cash flow used in operating activities was $84,922 in comparison to cash flow used in operating activities of $35,893 for the six months ended August 31, 2019. The increase in our cash flow used in operating activities for the six months ended August 31, 2020 was due to a reduction in our non-cash operating expenses, an increase in our asset and liability balances and our net loss. Changes in non-cash account balances primarily relating to DD&A and amortization of debt discount. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided By (Used In) Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities. Cash flow used in our investing activities for the six months ended August 31, 2020 was $-0- in comparison to cash flow used in our investing activities of $-0- for the six months ended August 31, 2019.

Cash Flow Provided By Financing Activities

Cash flow from financing activities is derived from changes in liability account balances or in equity account balances, excluding retained earnings. Cash flow provided by our financing activities was $9,980 for the six months ended August 31, 2020 in comparison to cash flow provided by our financing activities of $19,000 for the six months ended August 31, 2019. The decrease provided by our cash flow activities was primarily due to an additional cash advances received from our UBS line of credit during the six months ended August 31, 2019. For the six months ended August 31, 2020, we made total payments of $30,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2020.

Current debt (Short-term borrowings)

Convertible Promissory Note Payable – Related Party

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of July 12, 2020 and carried no interest, fees or penalties.  By the terms of the Convertible Note Purchase Agreement, Mr. Westmoreland had also agreed to loan up to an additional $22,165 in funding for the Company, if and when agreed upon, but this additional amount was not ever loaned pursuant to the Note.

On July 12, 2020, the Convertible Promissory Note issued on January 14, 2020 matured. The Note was not repaid in full on or prior to the maturity date, so, pursuant to the terms of the conversion feature of the Convertible Promissory Note, the $27,835 balance of the Convertible Note was converted into the Company’s common stock shares on July 13, 2020. The conversion price was $0.004 per share resulting in 6,958,758 shares being issued. The balance of the Note was $-0- and $27,835 at August 31, 2020 and February 29, 2020, respectively.

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

We have informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. Interest continues to accrue on the unpaid $565,000 principal balance. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, we may then elect a mandatory conversion of the unpaid principal and interest into our common stock at a conversion rate equal to 75% of the average closing price of our common stock over the 20 consecutive trading days preceding December 31, 2018. As of August 31, 2020, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at August 31, 2020 and February 29, 2020 was $306,421 and $272,428, respectively. There was no unamortized debt discount remaining at August 31, 2019 and February 28, 2019.

12% Note balances at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Notes balance	$565,000	$565,000

12% Note balances – accrued interest at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
Accrued interest 12% Subordinated Notes	$78,914	$59,962
Accrued interest 12% Subordinated Notes – related party	227,507	212,466
Total accrued interest 12% Subordinated Notes	$306,421	$272,428

The accrued interest owed on the 12% Subordinated Note to the related party is presented on our Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests will receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of August 31, 2020, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,188,117 as of August 31, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the six months ended August 31, 2020 and 2019, amortization of the debt discount on these payables amounted to $66,652 and $215,129, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2020 and February 29, 2020 are set forth in the table below:

	August 31, 2020	February 29, 2020
Estimated payments of production revenue payable	$2,138,217	$2,054,766
Less: unamortized discount	(683,294)	(666,495)
	1,454,923	1,388,271
Less: current portion	(64,798)	(43,069)
Net production revenue payable – long-term	$1,390,125	$1,345,202

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

During the six months ended August 31, 2020 and 2019, the Company received advances on the line of credit of $-0- and $49,000, respectively. During the six months ended August 31, 2020 and 2019, the Company made payments to the line of credit of $30,000 and $30,000, respectively. Interest converted to principal for the six months ended August 31, 2020 and 2019 was $14,706 and $15,684, respectively. At August 31, 2020 and February 29, 2020, the line of credit had an outstanding balance of $857,107 and $872,401, respectively.

Note Payable

In December 2018, we were able to settle an outstanding balance owed to one of our third-party vendors. This settlement resulted in a $120,000 note payable issued to the vendor. Additionally, we agreed to issue 2,000,000 shares of the Company’s common stock to the vendor as a part of the settlement. Based on the closing price of the Company’s common stock on the date of the settlement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note. At August 31, 2020, the note principal balance of $120,000 and the accrued interest had not been paid and were outstanding. At August 31, 2020 and February 29, 2020, the accrued interest on the Note was $20,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of August 31, 2020, we had no encumbrances on our crude oil project in Michigan.

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

The Balance Sheet classification of lease assets and liabilities is as follows:

	August 31, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(4,393)	(7,930)
Total operating lease right-of-use asset	1,464	5,857

Liabilities
Operating lease liability – current	1,464	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$1,464	$5,857

Future minimum lease payments as of August 31, 2020 under non-cancellable operating leases are as follows:

Fiscal Year Ended	Annual Office Lease Obligation
February 28, 2021	$1,550
Total lease payments	1,550
Less: imputed interest	(86)
Operating lease liability	1,464
Less: operating lease liability – current	(1,464)
Operating lease liability, long-term	$—

Rent expense for the six months ended August 31, 2020 and 2019 was $11,745, respectively.

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

Our financial statements as of August 31, 2020 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Off-Balance Sheet Arrangements

As of August 31, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2020, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q Report, you should carefully consider the various factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 29, 2020, which could materially affect our business, financial condition or future results. Our Annual Report is available from the SEC at www.sec.gov. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition or future results of operations.

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
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	October 14, 2020

