Form 10-Q
period 2020-11-30
DAYBREAK OIL & GAS, INC.
filed 2021-01-13
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

At January 13, 2021 the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30, 2020	As of February 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,717	$94,043
Accounts receivable:
Crude oil sales	56,991	56,910
Joint interest participants	49,183	38,366
Prepaid expenses and other current assets	78,136	51,115
Total current assets	246,027	240,434

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	570,226	598,735
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Operating lease, right-of-use asset	—	5,857
Total long-term assets	642,656	677,022
Total assets	$888,683	$917,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,813,641	$1,555,700
Accounts payable – related parties	968,480	919,888
Accrued interest	111,338	73,962
Convertible note payable – related party	—	27,835
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable – current, net of unamortized discount	50,269	43,069
Paycheck protection program (PPP) loan	74,355	—
Operating lease liability – current	—	5,857
Line of credit	849,145	872,401
Total current liabilities	4,432,228	4,063,712

LONG TERM LIABILITIES:
Note payable	120,000	120,000
Production revenue payable, net of unamortized discount and current portion	1,426,788	1,345,202
Asset retirement obligation	30,132	27,149
Total long-term liabilities	1,576,920	1,492,351
Total liabilities	6,009,148	5,556,063

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 60,491,122 and 53,532,364 shares issued and outstanding, respectively	60,491	53,532
Additional paid-in capital	24,249,081	24,223,783
Accumulated deficit	(29,430,747)	(28,916,632)
Total stockholders’ deficit	(5,120,465)	(4,638,607)
Total liabilities and stockholders’ deficit	$888,683	$917,456

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2020	2019	2020	2019
REVENUE:
Crude oil sales	$96,322	$141,964	$274,085	$501,377

OPERATING EXPENSES:
Production	53,581	44,733	136,218	134,276
Exploration and drilling (G&G)	73	9	73	123
Depreciation, depletion, and amortization (DD&A)	13,491	13,288	42,318	44,210
General and administrative	124,792	156,622	427,345	545,055
Total operating expenses	191,937	214,652	605,954	723,664
OPERATING LOSS	(95,615)	(72,688)	(331,869)	(222,287)

OTHER EXPENSE:
Interest expense, net	(56,302)	(152,135)	(182,246)	(425,070)

NET LOSS	(151,917)	(224,823)	(514,115)	(647,357)

Cumulative convertible preferred stock dividend requirement	(31,841)	(31,841)	(96,223)	(96,223)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(183,758)	$(256,664)	$(610,338)	$(743,580)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	60,491,122	53,532,364	57,081,331	53,092,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Three Months and Nine Months Ended November 30, 2020 and November 30, 2019

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	710	53,532,364	53,532	24,225,257	(29,113,629)	(4,834,130)

Issuance of common stock for:
Conversion of related party note payable	—	—	6,958,758	6,959	20,876	—	27,835

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(165,201)	(165,201)

BALANCE, AUGUST 31, 2020	709,568	710	60,491,122	60,491	24,247,607	(29,278,830)	(4,970,022)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(151,917)	(151,917)

BALANCE, NOVEMBER 30, 2020	709,568	$710	60,491,122	$60,491	$24,249,081	$(29,430,747)	$(5,120,465)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	—	—	2,000,000	2,000	4,000	—	6,000

Net loss	—	—	—	—	—	(263,585)	(263,585)

BALANCE, MAY 31, 2019	709,568	710	53,532,364	53,532	23,001,759	(28,425,573)	(5,369,572)

Forgiveness of liabilities to related parties	—	—	—	—	1,215,145	—	1,215,145

Net loss	—	—	—	—	—	(158,949)	(158,949)

BALANCE, AUGUST 31, 2019	709,568	710	53,532,364	53,532	24,216,904	(28,584,522)	(4,313,376)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	2,948	—	2,948

Net loss	—	—	—	—	—	(224,823)	(224,823)

BALANCE, NOVEMBER 30, 2019	709,568	$710	53,532,364	$53,532	$24,219,852	$(28,809,345)	$(4,535,251)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,115)	$(647,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairment expense	42,318	44,210
Amortization of debt discount	88,786	336,658
Operating lease expense in conjunction with right of use asset	5,857	5,814
Warrant issued for investor relations services	4,422	2,948
Changes in assets and liabilities:
Accounts receivable – crude oil sales	(81)	8,940
Accounts receivable - joint interest participants	(10,817)	(7,299)
Prepaid expenses and other current assets	38,067	(42,019)
Accounts payable and other accrued liabilities	226,689	112,048
Accounts payable - related parties	48,592	82,674
Operating lease liability in conjunction with right of use asset	(5,857)	(5,814)
Accrued interest	59,120	61,103
Net cash used in operating activities	(17,019)	(48,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit	—	74,000
Proceeds from paycheck protection program (PPP) loan	74,355	—
Insurance financing repayments	(44,662)	—
Payments on line of credit	(45,000)	(45,000)
Net cash provided by (used in) financing activities	(15,307)	29,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,326)	(19,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,043	30,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,717	$10,984

CASH PAID FOR:
Interest	$19,261	$26,978
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to crude oil properties	$10,826	$210
Non-cash increase to line of credit due to monthly interest	$21,744	$23,624
Operating lease – right of use asset and associated liabilities	$—	$13,787
Forgiveness of liabilities to related parties	$—	$1,215,145
Settlement of related party debt with production revenue interest	$—	$250,100
Financing of insurance premiums	$65,088	$—
Common stock issued for settlement of related party note payable	$27,835	$—
Common stock issued for settlement of accounts payable	$—	$6,000

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) on March 11, 1955, under the laws of the State of Washington, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States. In August 1955, the assets of Morning Sun Uranium, Inc. were acquired by Daybreak Uranium. In May 1964, Daybreak Uranium changed its name to Daybreak Mines, Inc. During 2005, management of the Company decided to enter the crude oil exploration and production industry. On October 25, 2005, the Company shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2021.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of November 30, 2020 has an accumulated deficit of $29.4 million and a working capital deficit of $4.2 million which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan, parts of Europe and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

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

Daybreak’s financial statements as of November 30, 2020 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At November 30, 2020 and February 29, 2020 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $56,991 and $56,910 at November 30, 2020 and February 29, 2020, were from one customer, Plains Marketing; and represent crude oil sales that occurred in November and February 2020, respectively.

Joint interest participant receivables balances of $49,183 and $38,366 at November 30, 2020 and February 29, 2020, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2020 and February 29, 2020, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at November 30, 2020 and February 29, 2020 are set forth in the table below.

	November 30, 2020	February 29, 2020
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,289,016	2,278,190
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,745,629	3,734,803
Accumulated depletion, depreciation, amortization and impairment	(3,175,403)	(3,136,068)
Proved crude oil properties, net	$570,226	$598,735
Michigan unproved crude oil properties	55,978	55,978
Total proved and unproved crude oil properties, net	$626,204	$654,713

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the $1.5 million liability, $244,849 remains unpaid and is included in both the November 30, 2020 and February 29, 2020 accounts payable balances. Payments on this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At November 30, 2020 and February 29, 2020, the balance owed this working interest partner was $91,422 and $101,544, respectively, and is included in the approximate $1.81 million and 1.56 million accounts payable balance at November 30, 2020 and February 29, 2020, respectively.

NOTE 6 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2020 and February 29, 2020 accounts payable – related parties balances of approximately $0.97 million and $0.92 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

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

On July 12, 2020, the Convertible Promissory Note issued on January 14, 2020 matured. The Note was not repaid in full on or prior to the maturity date, so, pursuant to the terms of the conversion feature of the Convertible Promissory Note, the $27,835 balance of the Convertible Note was automatically converted into the Company’s common stock shares on July 13, 2020. The conversion price was $0.004 per share resulting in 6,958,758 shares being issued. The balance of the Note was $-0- and $27,835 at November 30, 2020 and February 29, 2020, respectively.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of November 30, 2020, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at November 30, 2020 and February 29, 2020 was $323,324 and $272,428, respectively. There was no unamortized debt discount remaining at November 30, 2020 and February 29, 2020, respectively.

12% Note balances at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

12% Note balances – accrued interest at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
Accrued interest 12% Subordinated Notes	$88,338	$59,962
Accrued interest 12% Subordinated Notes – related party	234,986	212,466
Total accrued interest 12% Subordinated Notes	$323,324	$272,428

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests will receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of November 30, 2020, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $998,879 as of November 30, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the nine months ended November 30, 2020 and 2019, amortization of the debt discount on these payables amounted to $88,786 and $336,658, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
Estimated payments of production revenue payable	$1,948,979	$2,054,766
Less: unamortized discount	(471,922)	(666,495)
	1,477,057	1,388,271
Less: current portion	(50,269)	(43,069)
Net production revenue payable – long-term	$1,426,788	$1,345,202

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

During the nine months ended November 30, 2020 and 2019, the Company received advances on the line of credit of $-0- and $74,000, respectively. During the nine months ended November 30, 2020 and 2019, the Company made payments to the line of credit of $45,000 and $45,000, respectively. Interest converted to principal for the nine months ended November 30, 2020 and 2019 was $21,744 and $23,624, respectively. At November 30, 2020 and February 29, 2020, the line of credit had an outstanding balance of $849,145 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note. At November 30, 2020, the note principal balance of $120,000 and the accrued interest had not been paid and were outstanding. At November 30, 2020 and February 29, 2020, the accrued interest on the Note was $23,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of November 30, 2020, we had no encumbrances on our crude oil project in Michigan.

NOTE 8 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood was a 24 month lease that expired in October 2020. The new lease in Friendswood is a 12 month lease and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are also short-term leases currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Balance Sheet classification of lease assets and liabilities is as follows:

	November 30, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(5,857)	(7,930)
Total operating lease right-of-use asset	—	5,857

Liabilities
Operating lease liability – current	—	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$—	$5,857

Rent expense for the nine months ended November 30, 2020 and 2019 was $17,642 and $17,842, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At November 30, 2020 and February 29, 2020, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock. As of November 30, 2020, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
November 30, 2020	—	—	—
Totals	690,197	2,070,591	44

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

As of November 30, 2020 no dividends have been declared or paid. Dividends earned since issuance for each fiscal year and the nine months ended November 30, 2020 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
November 30, 2020	56	96,223
		$2,322,148

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 60,491,122 and 53,532,364 shares were issued and outstanding as of November 30, 2020 and February 29, 2020, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Issuance of common stock to settle accounts payable	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Issuance of common stock to settle related party note payable	6,958,758	$6,959
Common stock, Issued and Outstanding, November 30, 2020	60,491,122

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

The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At November 30, 2020, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 3.08 years, and an intrinsic value of -$0-. For the nine months ended November 30, 2020 and 2019, the recorded amount of warrant expense was $4,422 and $2,948, respectively.

Warrant activity for the nine months ended November 30, 2020 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2020	2,100,000	$0.01

Changes during the nine months ended November 30, 2020:
Issued	—	$—
Warrants outstanding, November 30, 2020	2,100,000	$0.01
Warrants exercisable, November 30, 2020	528,507	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2020	February 29, 2020
Computed at U.S. and state statutory rates	$(153,412)	$(225,186)
Permanent differences	28,880	111,854
Changes in valuation allowance	124,532	113,332
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2020	February 29, 2020
Deferred tax assets:
Net operating loss carryforwards	$5,578,754	$5,463,014
Crude oil properties	59,114	50,322
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,731,893)	(5,607,361)
Total	$—	$—

At November 30, 2020, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,695,555 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 and 2020 period of $340,749 and $339,299, respectively, and the loss incurred for the nine months ended November 30, 2020 in the amount of $387,867 will not expire and will carry over indefinitely. The valuation allowance increased $124,532 for the nine months ended November 30, 2020 and increased approximately $113,332 for the year ended February 29, 2020, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause estimates to vary significantly. The Company files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions. As a general rule the Company’s tax returns for the fiscal years after 2017 currently remain subject to examinations by appropriate tax authorities. None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of November 30, 2020. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

NOTE 13 — SUBSEQUENT EVENTS:

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. The Note bears an interest rate of 2.25% and requires monthly payments on the Note balance until repaid in full. The required monthly payment is $1,048. The maturity date of the Note is December 21, 2036. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a deed of trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

The Company may prepay the Note at any time. Upon the occurrence of any Event of Default and expiration of any applicable cure period, and at any time thereafter during the continuance of such event of default, the Noteholder may at its option, by written notice to the Company: (a) declare the entire principal amount of the Note, together with all accrued interest thereon and all other amounts payable hereunder, immediately due and payable; (b) exercise any of its remedies with respect to the collateral set forth in the Deed of Trust; and/or (c) exercise any or all of its other rights, powers or remedies under applicable law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2020 and in our Annual Report on Form 10-K for the year ended February 29, 2020. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 29, 2020 and in this Form 10-Q for the nine months ended November 30, 2020 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the nine months ended November 30, 2020 we had production from 20 vertical crude oil wells. Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until financing is put in place. We do not plan to make any capital investments within the East Slopes Project area for the remainder of the 2020-2021 fiscal year. When additional financing is secured, we plan to spend approximately $525,000 drilling four development wells in the 2021-2022 fiscal year.

Michigan Acreage Acquisition

In January 2017, Daybreak acquired a 30% working interest in 1,400 acres in the Michigan Basin. The leases have been secured and multiple targets were identified through a 2-D seismic interpretation. A 3-D seismic survey was obtained in January and February of 2017. An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations. We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect. The two prospects are independent of each other and the success or lack of results of either prospect does not affect the potential of the other prospect. The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated. With the settlement of our debt obligations to a former lender in December 2018, we acquired an additional 40% working interest, bringing our aggregate working interest to 70% in Michigan. The first well is expected to be drilled in the summer of 2021 if new financing is secured.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of November 30, 2020, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Nine months ended November 30, 2020 compared to the nine months ended November 30, 2019

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

A comparison of the average WTI price and average realized crude oil sales price for the nine months ended November 30, 2020 and 2019 is shown in the table below:

	Nine Months Ended
	November 30, 2020	November 30, 2019	Percentage Change
Average nine month WTI crude oil price (Bbl)	$35.07	$57.51	(39.0%)
Average nine month realized crude oil sales price (Bbl)	$32.52	$60.77	(46.5%)

For the nine months ended November 30, 2020, the average WTI price was $35.07 and our average realized crude oil sale price was $32.52, representing a discount of $2.55 per barrel or 7.3% lower than the average WTI price. In comparison, for the nine months ended November 30, 2019, the average WTI price was $57.51 and our average realized sale price was $60.77 representing a premium of $3.26 per barrel or 5.7% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the nine months ended November 30, 2020 decreased $227,292 or 45.3% to $274,085 in comparison to revenue of $501,377 for the nine months ended November 30, 2019. The average sale price of a barrel of crude oil for the nine months ended November 30, 2020 was $32.52 in comparison to $60.77 for the nine months ended November 30, 2019. The decrease of $28.25 or 46.5% per barrel in the average realized price of a barrel of crude oil accounted for over 100.0% of the decrease in crude oil revenue for the nine months ended November 30, 2020. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States has had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices.

Our net sales volume for the nine months ended November 30, 2020 was 8,427 barrels of crude oil in comparison to 8,250 barrels sold for the nine months ended November 30, 2019. This increase in crude oil sales volume of 177 barrels or 2.1% was not sufficient enough to offset the decrease in revenue due to lower crude oil prices during the nine months ended November 30, 2020.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the nine months ended November 30, 2020 was from 20 wells resulting in 5,495 well days of production in comparison to 5,379 well days of production for the nine months ended November 30, 2019.

Our crude oil sales revenue for the nine months ended November 30, 2020 and 2019 is set forth in the following table:

	Nine Months Ended November 30, 2020		Nine Months Ended November 30, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$274,085	100.0%	$501,377	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2020 was $32.52 in comparison to $60.77 for the nine months ended November 30, 2019, representing a decrease of $28.25 or 46.5% per barrel.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2020 were $605,954, a decrease of $117,710 or 16.3% compared to $723,664 for the nine months ended November 30, 2019. Operating expenses for the nine months ended November 30, 2020 and 2019 are set forth in the table below:

	Nine Months Ended November 30, 2020			Nine Months Ended November 30, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$136,218	22.5%		$134,276	18.6%
Exploration and drilling expenses	73	0.0%		123	0.0%
Depreciation, depletion, amortization (“DD&A”)	42,318	7.0%		44,210	6.1%
General and administrative (“G&A”) expenses	427,345	70.5%		545,055	75.3%
Total operating expenses	$605,954	100.0%	$71.91	$723,664	100.0%	$87.72

Production expenses include expenses associated with the production of crude oil. These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production. For the nine months ended November 30, 2020, these expenses increased by $1,942 or 1.4% to $136,218 in comparison to $134,276 for the nine months ended November 30, 2019. For the nine months ended November 30, 2020 and 2019, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the nine months ended November 30, 2020 and 2019 was $16.16 and $16.28, respectively. Production expenses represented 22.5% and 18.6% of total operating expenses for the nine months ended November 30, 2020 and 2019, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the nine months ended November 30, 2020, these expenses decreased $50 to $73 in comparison to $123 the nine months ended November 30, 2019. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the nine months ended November 30, 2020 and 2019, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the nine months ended November 30, 2020, DD&A expenses decreased $1,892 or 4.3% to $42,318 in comparison to $44,210 for the nine months ended November 30, 2019. On a BOE basis, DD&A expense was $5.02 and $5.36 for the nine months ended November 30, 2020 and 2019, respectively. DD&A expenses represented 7.0% and 6.1% of total operating expenses for the nine months ended November 30, 2020 and 2019, respectively.

General and administrative (“G&A”) expenses include the salaries of our six full-time employees, including management. During the first three months of the prior fiscal year ended February 29, 2020, fifty percent (50%) of certain management salaries were being deferred by the Company. However, effective June 1, 2019, the salary deferral program ended and those base salaries were temporarily reduced by half. Additionally, director fees are being suspended temporarily. Both of these compensation changes were reviewed by the Board of Directors during June 2020 and based on the financial status of the Company it was decided to continue these temporary changes. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the nine months ended November 30, 2020, G&A expenses decreased $117,710 or 21.6% to $427,345 in comparison to $545,055 for the nine months ended November 30, 2019. We received, as Operator, administrative overhead reimbursement of $39,965 during the nine months ended November 30, 2020 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 70.5% and 75.3% of total operating expenses for the nine months ended November 30, 2020 and 2019, respectively.

Interest expense, net for the nine months ended November 30, 2020 decreased $242,824 or 57.1% to $182,246 in comparison to $425,070 for the nine months ended November 30, 2019.

Results of Operations – Three months ended November 30, 2020 compared to the three months ended November 30, 2019

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended November 30, 2020 and 2019 is shown in the table below:

	Three Months Ended
	November 30, 2020	November 30, 2019	Percentage Change
Average three month WTI crude oil price (Bbl)	$39.99	$55.98	(28.6%)
Average three month realized crude oil sales price (Bbl)	$36.58	$57.92	(36.8%)

For the three months ended November 30, 2020, the average WTI price was $39.99 and our average realized crude oil sale price was $36.58, representing a discount of $3.41 per barrel or 8.5% lower than the average WTI price. In comparison, for the three months ended November 30, 2019, the average WTI price was $55.98 and our average realized sale price was $57.92 representing a premium of $1.94 per barrel or 3.5% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended November 30, 2020, decreased $45,642 or 32.2% to $96,322 in comparison to revenue of $141,964 for the three months ended November 30, 2019. The average sale price of a barrel of crude oil for the three months ended November 30, 2020 was $36.58 in comparison to $57.92 for the three months ended November 30, 2019. The decrease of $21.34 or 36.8% per barrel in the average realized price of a barrel of crude oil accounted for over 100.0% of the decrease in crude oil revenue for the three months ended November 30, 2020.

Our net sales volume for the three months ended November 30, 2020 was 2,633 barrels of crude oil in comparison to 2,451 barrels sold for the three months ended November 30, 2019. This increase in crude oil sales volume of 182 barrels or 7.4% was not sufficient enough to offset the decrease in revenue due to lower crude oil prices during the three months ended November 30, 2020.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended November 30, 2020 was from 20 wells resulting in 1,820 well days of production in comparison to 1,749 well days of production for the three months ended November 30, 2019.

Our crude oil sales revenue for the three months ended November 30, 2020 and 2019 is set forth in the following table:

	Three Months Ended November 30, 2020		Three Months Ended November 30, 2019
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$96,322	100.0%	$141,964	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2020 was $36.58 in comparison to $57.92 for the three months ended November 30, 2019, representing a decrease of $21.34 or 36.8% per barrel.

Operating Expenses

Total operating expenses for the three months ended November 30, 2020 were $191,937, a decrease of $22,715 or 10.6% compared to $214,652 for the three months ended November 30, 2019. Operating expenses for the three months ended November 30, 2020 and 2019 are set forth in the table below:

	Three Months Ended November 30, 2020			Three Months Ended November 30, 2019
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$53,581	28.0%		$44,733	20.8%
Exploration and drilling expenses	73	0.0%		9	0.0%
Depreciation, depletion, amortization (“DD&A”)	13,491	7.0%		13,288	6.2%
General and administrative (“G&A”) expenses	124,792	65.0%		156,622	73.0%
Total operating expenses	$191,937	100.0%	$72.90	$214,652	100.0%	$87.58

Production expenses for the three months ended November 30, 2020, increased by $8,848 or 19.8% to $53,581 in comparison to $44,733 for the three months ended November 30, 2019. The increase was primarily due to increases in property taxes and regulatory expenses. For the three months ended November 30, 2020 and 2019 we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended November 30, 2020 and 2019 were $20.35 and $18.25, respectively. Production expenses represented 28.0% and 20.8% of total operating expenses for the three months ended November 30, 2020 and 2019, respectively.

Exploration and drilling expenses for the three months ended November 30, 2020, increased $64 to $73 in comparison to $9 for the three months ended November 30, 2019. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the three months ended November 30, 2020 and 2019, respectively.

DD&A expenses for the three months ended November 30, 2020, increased $203 or 1.5% to $13,491 in comparison to $13,288 for the three months ended November 30, 2019. DD&A on a BOE basis was $5.12 and $5.42 for the three months ended November 30, 2020 and 2019, respectively. DD&A expenses represented 7.0% and 6.2% of total operating expenses for the three months ended November 30, 2020 and 2019, respectively.

G&A expenses for the three months ended November 30, 2020, decreased $31,830 or 20.3% to $124,792 in comparison to $156,622 for the three months ended November 30, 2019. Effective June 1, 2019, the salary deferral program that was in place ended and those base salaries were reduced by half. Additionally, director fees are being suspended temporarily. Both of these compensation changes were reviewed by the Board of Directors during June 2020 and based on the financial status of the Company it was decided to continue these temporary changes. Other items included in our G&A expenses are legal and accounting expenses, director fees, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. We received, as Operator in California, administrative overhead reimbursement of $13,321 during the three months ended November 30, 2020 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 65.0% and 73.0% of total operating expenses for the three months ended November 30, 2020 and 2019, respectively.

Interest expense, net for the three months ended November 30, 2020 decreased $95,833 or 63.0% to $56,302 in comparison to $152,135 for the three months ended November 30, 2019.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There has been a significant amount of volatility in crude oil prices and dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. This volatility and decline in crude oil prices has continued as evidenced by the NYMEX daily closing price of WTI crude oil on April 20, 2020 when it closed at a negative $36.98; the April 2020 monthly average WTI price was $16.55; and our monthly realized price for April 2020 was $16.96 per barrel. This volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices since April 2020, there is no guarantee that this trend will continue. Most recently our average realized price declined from $60.77 for the nine months ended November 30, 2019 to $32.52 for the nine months ended November 30, 2020, demonstrating the continued volatility in crude oil prices. It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or when they may continue to rebound as there are many factors beyond our control that dictate the price we receive for our crude oil sales.

In the 2021-2022 fiscal year we plan to spend approximately $525,000 in capital investments in California when new financing is secured. However, our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are unable to obtain financing to fund these capital investments. Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at November 30, 2020 in comparison to February 29, 2020 are set forth in the table below:

			Increase	Percentage
	November 30, 2020	February 29, 2020	(Decrease)	Change
Cash	$61,717	$94,043	$(32,326)	(34.4%)
Current Assets	$246,027	$240,434	$5,593	2.3%
Total Assets	$888,683	$917,456	$(28,773)	(3.1%)
Current Liabilities	$(4,432,228)	$(4,063,712)	$368,516	9.1%
Total Liabilities	$(6,009,148)	$(5,556,063)	$453,085	8.2%
Working Capital Deficit	$(4,186,201)	$(3,823,278)	$362,923	9.5%

Our working capital deficit increased approximately $0.36 million or 9.5% to approximately $4.2 million at November 30, 2020 in comparison to approximately $3.8 million at February 29, 2020. The increase in our working capital deficit was due to an increase in accounts payable, accrued interest, the paycheck protection program (PPP) loan we received and a decline in our cash balance offset by a decline in our line of credit balance, elimination of related party debt, and an increase in our prepaid assets.

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

The Company’s financial statements for the nine months ended November 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the nine months ended November 30, 2020, we have an accumulated deficit of $29.4 million and a working capital deficit of $4.2 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the nine months ended November 30, 2020, we received crude oil sales revenue from 20 wells in California. Our commitment to improving corporate profitability remains unchanged. We experienced a decrease in revenues of $227,292 or 45.3% to $274,085 for the nine months ended November 30, 2020 in comparison to revenues of $501,377 for the nine months ended November 30, 2019. The decrease of $28.25 or 46.5% per barrel in the average realized price of a barrel of crude oil accounted for over 100.0% of the decrease in crude oil revenue for the nine months ended November 30, 2020. For the nine months ended November 30, 2020, we had an operating loss of $331,869 in comparison to an operating loss of $222,287 for the nine months ended November 30, 2019.

Our balance sheet at November 30, 2020 reflects total assets of approximately $0.89 million in comparison to approximately $0.92 million at February 29, 2020. The decrease of $28,773 is primarily due to cash outflow from operations and depletion of our crude oil properties.

At November 30, 2020, total liabilities were approximately $6.0 million in comparison to approximately $5.6 million at February 29, 2020. The increase in liabilities of $453,085 was primarily due to an increase in accounts payable and the paycheck protection program (PPP) loan.

The issued and outstanding shares of common stock at November 30, 2020 increased by 6,958,758 shares to 60,491,122 in comparison to the February 29, 2020 balance of 53,532,364 shares as a result of the conversion of a related party note payable. The common stock issuance was valued at $27,835.

Additional paid in capital (APIC) increased $25,298 to $24,249,081 at November 30, 2020 from $24,223,783 as a result of the conversion of a related party note payable.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019	Increase (Decrease)	Percentage Change
Net cash used in operating activities	$(17,019)	$(48,094)	31,075	64.6%
Net cash provided by (used in) investing activities	$—	$—	—	—
Net cash (used in) provided by financing activities	$(15,307)	$29,000	(44,307)	(152.8%)

Cash Flow Used In Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the nine months ended November 30, 2020, cash flow used in operating activities was $17,019 in comparison to cash flow used in operating activities of $48,094 for the nine months ended November 30, 2019. The change in our cash flow used in operating activities of $31,075 for the nine months ended November 30, 2020 was due to a reduction in our non-cash operating expenses, an increase in our prepaid assets, liability balances and our net loss. Changes in non-cash account balances primarily relating to DD&A and amortization of debt discount. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Provided By (Used In) Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities. Cash flow provided by (used in) our investing activities for the nine months ended November 30, 2020 was $-0- in comparison to cash flow provided by (used in) our investing activities of $-0- for the nine months ended November 30, 2019.

Cash Flow (Used In) Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings. Cash flow used in our financing activities was $15,307 for the nine months ended November 30, 2020 in comparison to cash flow provided by our financing activities of $29,000 for the nine months ended November 30, 2019. This change in our cash flow provided by (used in) activities was primarily due to the recognition of annual insurance premium financing activities. For the nine months ended November 30, 2020, we made total payments of $45,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2020.

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

On July 12, 2020, the Convertible Promissory Note issued on January 14, 2020 matured. The Note was not repaid in full on or prior to the maturity date, so, pursuant to the terms of the conversion feature of the Convertible Promissory Note, the $27,835 balance of the Convertible Note was converted into the Company’s common stock shares on July 13, 2020. The conversion price was $0.004 per share resulting in 6,958,758 shares being issued. The balance of the Note was $-0- and $27,835 at November 30, 2020 and February 29, 2020, respectively.

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

We have informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. Interest continues to accrue on the unpaid $565,000 principal balance. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, we may then elect a mandatory conversion of the unpaid principal and interest into our common stock at a conversion rate equal to 75% of the average closing price of our common stock over the 20 consecutive trading days preceding December 31, 2018. As of November 30, 2020, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at November 30, 2020 and February 29, 2020 was $323,324 and $272,428, respectively. There was no unamortized debt discount remaining at November 30, 2019 and February 28, 2019.

12% Note balances at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Notes balance	$565,000	$565,000

12% Note balances – accrued interest at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
Accrued interest 12% Subordinated Notes	$88,338	$59,962
Accrued interest 12% Subordinated Notes – related party	234,986	212,466
Total accrued interest 12% Subordinated Notes	$323,324	$272,428

The accrued interest owed on the 12% Subordinated Note to the related party is presented on our Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchasers of production payment interests will receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of November 30, 2020, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $998,879 as of November 30, 2020, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the nine months ended November 30, 2020 and 2019, amortization of the debt discount on these payables amounted to $88,786 and $336,658, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2020 and February 29, 2020 are set forth in the table below:

	November 30, 2020	February 29, 2020
Estimated payments of production revenue payable	$1,948,979	$2,054,766
Less: unamortized discount	(471,922)	(666,495)
	1,477,057	1,388,271
Less: current portion	(50,269)	(43,069)
Net production revenue payable – long-term	$1,426,788	$1,345,202

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

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. It is the Company’s intent to apply for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 8-week period beginning on the Loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for expenses other than payroll expenses. The Company used all loan proceeds to partially subsidize direct payroll expenses. The Company expects the loan to be fully forgiven.

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

During the nine months ended November 30, 2020 and 2019, the Company received advances on the line of credit of $-0- and $74,000, respectively. During the nine months ended November 30, 2020 and 2019, the Company made payments to the line of credit of $45,000 and $45,000, respectively. Interest converted to principal for the nine months ended November 30, 2020 and 2019 was $21,744 and $23,624, respectively. At November 30, 2020 and February 29, 2020, the line of credit had an outstanding balance of $849,145 and $872,401, respectively.

Note Payable

In December 2018, we were able to settle an outstanding balance owed to one of our third-party vendors. This settlement resulted in a $120,000 note payable issued to the vendor. Additionally, we agreed to issue 2,000,000 shares of the Company’s common stock to the vendor as a part of the settlement. Based on the closing price of the Company’s common stock on the date of the settlement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date through maturity of the note. At November 30, 2020, the note principal balance of $120,000 and the accrued interest had not been paid and were outstanding. At November 30, 2020 and February 29, 2020, the accrued interest on the Note was $23,000 and $14,000, respectively.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of November 30, 2020, we had no encumbrances on our crude oil project in Michigan.

Operating Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood was a 24 month lease that expired in October 2020. The new lease in Friendswood is a 12 month lease and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are also short-term leases currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Balance Sheet classification of lease assets and liabilities is as follows:

	November 30, 2020	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(5,857)	(7,930)
Total operating lease right-of-use asset	—	5,857

Liabilities
Operating lease liability – current	—	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$—	$5,857

Rent expense for the nine months ended November 30, 2020 and 2019 was $17,642 and $17,842, respectively.

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

Subsequent Event - Change in Transfer Agent

Effective December 22, 2020, the Company appointed Sedona Equity Registrar & Transfer, Incorporated (“Sedona”) as its transfer agent and shareholder support provider. On December 28, 2020, all of the Company's directly held shares of common stock, files and information have been transferred from Computershare to Sedona. In this capacity, Sedona will manage all stock registry requests for shareholders, including change of address, certificate replacement and transfer of shares. All stock and investment information will automatically transfer to Sedona from our former Transfer Agent and Registrar, Computershare, and no action is required on the part of the shareholder.

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

Our financial statements as of November 30, 2020 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

Off-Balance Sheet Arrangements

As of November 30, 2020, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2020, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

10.1(1)	Promissory Note, dated December 22, 2020, by and between Daybreak Oil and Gas, Inc. and James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust.

10.2(1)	Mortgage, Deed Of Trust, Assignment of Production, Security Agreement and Financing Statement.

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Schema

101.CAL(2)	XBRL Taxonomy Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Definition Linkbase

101.LAB(2)	XBRL Taxonomy Label Linkbase

101.PRE(2)	XBRL Taxonomy Presentation Linkbase

(1)       Filed herewith.

(2)       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	January 13, 2021

