Form 10-K
period 2021-02-28
DAYBREAK OIL & GAS, INC.
filed 2021-05-27
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 000-50107

DAYBREAK OIL AND GAS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 N. Argonne Road, Suite A-211, Spokane Valley, WA	99212
(Address of principal executive offices)	(Zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.01 on August 31, 2020, as reported by the OTC Pink® Open Market was $514,624.

At May, 26 2021, the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

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

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	General economic and business conditions;
•	National and international pandemic such as the novel coronavirus COVID-19 outbreak;
•	Exposure to market risks in our financial instruments;
•	Fluctuations in worldwide prices and demand for crude oil and natural gas;
•	Our ability to find, acquire and develop crude oil and natural gas properties;
•	Fluctuations in the levels of our crude oil and natural gas exploration and development activities;
•	Changes to our reserve estimates or the recovery of crude oil and natural gas quantities that is less than our reserve estimates;
•	Risks associated with crude oil and natural gas exploration and development activities;
•	Competition for raw materials and customers in the crude oil and natural gas industry;
•	Technological changes and developments in the crude oil and natural gas industry;
•	Legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, regulation of hydraulic fracturing, and potential environmental liabilities;
•	Our ability to continue as a going concern;
•	Our ability to secure financing under any commitments as well as additional capital to fund operations; and
•	Other factors discussed elsewhere in this Form 10-K; in our other public filings and press releases; and discussions with Company management.

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

Our corporate office is located at 1101 N. Argonne Road, Suite A-211, Spokane Valley, Washington 99212-2699. Our telephone number is (509) 232-7674. Additionally, we have a regional operations office located at 1414 S. Friendswood Dr., Suite 212, Friendswood, Texas 77546. The telephone number of our office in Friendswood is (281) 996-4176.

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

A severe industry downturn and commodity price collapse caused by the global Coronavirus Disease 2019 (COVID-19) pandemic and the over-supply resulting from a price war between members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and other allied producing countries negatively impacted our revenues during the twelve months ended February 28, 2021 in comparison to the twelve months ended February 29, 2020.

California Crude Oil Prices

The price we receive for crude oil sales in California is based on prices posted for Midway-Sunset crude oil delivery contracts, less deductions that vary by grade of crude oil sold and transportation costs. The posted Midway-Sunset price generally moves in correlation to, and at a discount to, prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate (“WTI”) Cushing, Oklahoma delivery contracts. We do not currently have any natural gas revenues.

There continues to be a significant amount of volatility in hydrocarbon prices and a dramatic decline in our realized sale price of crude oil since June of 2014 when the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78. As an example, for the month of April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. This volatility in crude oil prices continued throughout most of the 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our profitability and cash flow from our producing California properties.

It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they may start to rebound as there are many factors beyond our control such as the current COVID-19 restrictions that influences the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slope Project in California for the twelve months ended February 28, 2021 and February 29, 2020 is shown in the table below:

	Twelve Months Ended
	February 28, 2021	February 29, 2020	Percentage Change
Average twelve month WTI crude oil price	$39.48	$57.13	(30.9%)
Average twelve month realized crude oil sales price (Bbl)	$36.91	$60.25	(38.7%)

For the twelve months ended February 28, 2021, the average WTI price was $39.48 and our average realized crude oil sale price was $36.91, representing a discount of $2.57 per barrel or 6.5% lower than the average WTI price. In comparison, for the twelve months ended February 29, 2020, the average WTI price was $57.13 and our average realized sale price was $60.25 representing a premium of $3.12 per barrel or 5.5% higher than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted NYMEX WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the twelve months ended February 28, 2021 decreased $258,611 or 39.0% to $404,901 in comparison to revenue of $663,512 for the twelve months ended February 29, 2020. The average sale price of a barrel of crude oil for the twelve months ended February 28, 2021 was $36.91 in comparison to $60.25 for the twelve months ended February 29, 2020. The decrease of $23.34 or 38.7% per barrel in the average realized price of a barrel of crude oil accounted for 99.4% of the decrease in crude oil revenue for the twelve months ended February 28, 2021.

Our net sales volume for the twelve months ended February 28, 2021 was 10,970 barrels of crude oil in comparison to 11,013 barrels sold for the twelve months ended February 29, 2020. This decrease in crude oil sales volume of 43 barrels or 0.4% accounted for 0.6% of the decrease in crude oil revenue for the twelve months ended February 28, 2021 and was primarily due to the natural decline in reservoir pressure during the twelve months ended February 28, 2021.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the twelve months ended February 28, 2021 was from 20 wells resulting in 7,288 well days of production in comparison to 7,167 well days of production from 20 wells for the twelve months ended February 29, 2020.

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

Marketing Arrangements – Principal Customer

At our East Slopes Project, located in Kern County, California, we sell all of our crude oil production to one buyer. At February 28, 2021 and February 29, 2020, this one individual customer represented 100% of crude oil sales receivable. If this local purchaser is unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our crude oil production.

The Company’s accounts receivable for California crude oil sales at February 28, 2021 and February 29, 2020 are set forth in the table below.

		February 28, 2021		February 29, 2020
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$108,993	100.0%	$56,910	100.0%

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

In California, where we currently operate a 20 well oilfield project, there is substantial federal and state regulation and oversight of produced water and its disposal. Water regulations in California are currently under review and are subject to change. We produce a substantial amount of water while lifting oil from our reservoirs. While the water we produce is considered to be “fresh water” under current testing standards and is suitable for use for livestock and agricultural purposes, its handling and use are currently under review by regional authorities. As rules change, we may be required to invest in additional water management infrastructure. There is no guarantee that we will not have to incur additional costs in the future in regards to the disposal and use of our produced water.

CalGEM is California's primary regulator of the oil and natural gas industry on private and state lands, with additional oversight from the State Lands Commission’s administration of state surface and mineral interests. Government actions, including the issuance of certain permits or approvals, by state and local agencies or by federal agencies may be subject to environmental reviews, respectively, under the California Environmental Quality Act (CEQA) or the National Environmental Policy Act (NEPA), which may result in delays, imposition of mitigation measures or litigation. CalGEM currently requires an operator to identify the manner in which CEQA has been satisfied prior to issuing various state permits, typically through either an environmental review or an exemption by a state or local agency.

In Kern County this requirement has typically been satisfied by complying with the local oil and gas ordinance, which was supported by an Environmental Impact Report (EIR) certified by the Kern County Board of Supervisors in 2015.  A group of plaintiffs challenged the EIR and on February 25, 2020, a California Court of Appeal issued a ruling that invalidates a portion of the EIR until the County makes certain revisions to the EIR and recertifies it. On February 12, 2021, the Kern County Planning Commission voted to recommend approval of the revisions in a supplementary EIR in order to reestablish the county's oil and gas permitting system, though it must be approved by the county Board of Supervisors before becoming effective.  This certification is expected to be completed in the first half of 2021; however, the supplemental EIR and certification may also be subject to litigation. After the supplementary EIR is certified, it is expected that CalGEM will rely on Kern County to serve as lead agent for CEQA purposes, reducing unnecessary delays at the state level.

The California Legislature has significantly increased the jurisdiction, duties and enforcement authority of CalGEM, the State Lands Commission and other state agencies with respect to oil and natural gas activities in recent years. For example, 2019 state legislation expanded CalGEM’s duties effective on January 1, 2020 to include public health and safety and reducing or mitigating greenhouse gas emissions while meeting the state’s energy needs, and will require CalGEM to study and prioritize idle wells with emissions, evaluate costs of abandonment, decommissioning and restoration, and review and update associated indemnity bond amounts from operators if warranted, up to a specified cap which may be shared among operators. Other 2019 legislation specifically addressed oil and natural gas leasing by the State Lands Commission, including imposing conditions on assignment of state leases, requiring lessees to complete abandonment and decommissioning upon the termination of state leases, and prohibiting leasing or conveyance of state lands for new oil and natural gas infrastructure that would advance production on certain federal lands such as national monuments, parks, wilderness areas and wildlife refuges.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state crude oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuel. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells. We do not presently use hydraulic fracturing methods in our crude oil exploration and production in California.

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

Human Capital

At February 28, 2021, we had three full-time employees and one part-time employee. Two other employees had been temporarily furloughed in an effort to preserve our cash flow. We anticipate they will return to full employment in the near future. Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services. None of our employees are subject to a collective bargaining agreement. In our opinion, relations with our employees are good. We may hire more employees in the future as needed. All other services are currently contracted for with independent contractors. We have not obtained “key person” life insurance on any of our officers or directors. As we continue to manage the business ongoing, we are focused on retaining and developing our existing employees who are critical to the business.

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
1101 N. Argonne Road, Suite A-211
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

Risks Related to Volatile Energy Prices

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

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of crude oil and natural gas. Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets. Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows. The volatility in hydrocarbon prices from June of 2014, which we are currently experiencing has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets. Specifically, our average realized price of crude oil sales for the twelve months ended February 28, 2021 was $36.91 in comparison to the average realized price of $60.25 for the twelve months ended February 29, 2020.

The commodity prices we receive for our crude oil and natural gas depend upon factors beyond our control, including among others:

—   changes in the supply of and demand for crude oil and natural gas;

—   market uncertainty;

—   the level of consumer product demands;

—   hurricanes and other weather conditions;

—   domestic governmental regulations and taxes;

—   the foreign supply of crude oil and natural gas;

—   the price of crude oil and natural gas imports

—   national and international pandemics like the COVID-19; and

—   overall domestic and foreign economic conditions.

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

The COVID-19 pandemic caused crude oil prices to decline significantly in 2020, which has materially and adversely affected our business, results of operations and financial condition.

The COVID-19 pandemic has adversely affected the global economy, and has resulted in, among other things, travel restrictions, business closures and the institution of quarantining and other mandated and self-imposed restrictions on movement. As a result, there has been an unprecedented reduction in demand for crude oil. The severity, magnitude and duration of current or future COVID-19 outbreaks, the extent of actions that have been or may be taken to contain or treat their impact, and the impacts on the economy generally and oil prices in particular, are uncertain, rapidly changing and hard to predict. Lower future commodity prices caused by the COVID-19 pandemic could force us to reduce costs, including by decreasing operating expenses and lowering capital expenditures, and such actions could negatively affect future production and our reserves. Our operations also may be adversely affected if portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic. In addition, we are exposed to changes in commodity prices which have been and will likely remain volatile.

Additionally, to the extent the COVID-19 pandemic or any resulting worsening of the global business and economic environment adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in the “Risk Factors” herein.

The Company is unable to predict the full impact of COVID-19 on its business.

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, have not only impacted our operations, financial condition and demand for our crude oil but also our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Hydrocarbon price declines may result in impairments of our asset carrying values.

Commodity prices have a significant impact on the present value of our proved reserves.  Accounting rules require us to impair, as a non-cash charge to earnings, the carrying value of our crude oil and natural gas properties in certain situations.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable, and an impairment may be required.  Any impairment charges we record in the future could have a material adverse effect on our results of operations in the period incurred. For the twelve months ended February 28, 2021, we determined that a non-cash impairment will not be recognized on our California crude oil properties due to the prevailing increase in the current hydrocarbon prices.

Risks Related to Our Business

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

Our future success will partly depend on the success of our drilling programs. The future cost or timing of drilling, completing, and producing wells is inherently uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

—	unexpected drilling conditions;
—	well integrity issues and surface expressions;
—	pressure or irregularities in formations;
—	equipment failures or accidents;
—	compliance with landowner requirements;
—	current crude oil and natural gas prices and estimates of future crude oil and natural gas prices;
—	availability, costs and terms of contractual arrangements with respect to pipelines and related facilities to gather, process, transport and market crude oil and natural gas; and
—	shortages or delays in the availability of drilling rigs and the delivery of equipment and/or services, including experienced labor.

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

Risks related to Environmental Regulation

Recent and future actions by the state of California could result in restrictions to our operations and result in decreased demand for oil and gas within the state.

In September 2020, Governor Gavin Newsom of California issued an executive order (Order) that seeks to reduce both the demand for and supply of petroleum fuels in the state. The Order establishes several goals and directs several state agencies to take certain actions with respect to reducing emissions of GHGs, including, but not limited to: phasing out the sale of new emissions-producing passenger vehicles, drayage trucks and off-road vehicles by 2035 and, to the extent feasible, medium and heavy duty trucks by 2045; developing strategies for the closure and repurposing of oil and gas facilities in California; and proposing legislation to end the issuance of new hydraulic fracturing permits in the state by 2024. The Order also directs the California Department of Conservation, Geologic Energy Management Division (CalGEM) to strictly enforce bonding requirements for oil and gas operations and to complete its ongoing public health and safety review of oil production and propose additional regulations, which are expected to include expanded land use setbacks or buffer zones.

In October 2020, the Governor issued an executive order that establishes a state goal to conserve at least 30% of California’s land and coastal waters by 2030 and directs state agencies to implement other measures to mitigate climate change and strengthen biodiversity. In February 2021, SB 467 was introduced in the state senate. If passed, the bill would ban new permits for hydraulic fracturing, acid well stimulation treatments, cyclic steaming, water flooding and steam flooding – beginning in 2022 and would ban these activities in total beginning in 2027. The bill would also allow local governments to prohibit such practices prior to 2027. After the bill was introduced one of the authors announced that it would also be amended to also add a 2,500 feet setback for new wells from sensitive receptors. We cannot predict the outcome of this most recent legislative effort. Previous high profile efforts to pass mandatory setbacks have failed; however, any of the foregoing developments and other future actions taken by the state may materially and adversely affect our operations and properties and the demand for our products.

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

Our ability to adequately explore for and develop crude oil and natural gas resources is affected by a number of factors related to access to land. Examples of factors which reduce our access to land include, among others:

—	new municipal, state or federal land use regulations, which may restrict drilling locations or certain activities such as hydraulic fracturing;
—	local and municipal government control of land or zoning requirements, which can conflict with state law and deprive land owners of property development rights;
—	landowner, community and/or governmental opposition to infrastructure development;
—	regulation of federal and Indian land by the Bureau of Land Management;
—	anti-development activities, which can reduce our access to leases through legal challenges or lawsuits, disruption of drilling, or damage to equipment;
—	the presence of threatened or endangered species or of their habitat;
—	Disputes regarding leases; and
—	Disputes with landowners, royalty owners, or other operators over such matters as title transfer, joint interest billing arrangements, revenue distribution, or production or cost sharing arrangements.

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

Risks Related to Our Indebtedness

We have experienced significant operating losses in the past and there can be no assurance that we will become profitable in the future.

We have reported net loss of approximately $512,265 for the year ended February 28, 2021, and we have an accumulated deficit through February 28, 2021 of approximately $29.4 million. Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness. The amount of our outstanding indebtedness and our current inability to meet our debt obligations will have adverse consequences on our business, financial condition and results of operations.

At February 28, 2021, we had approximately $6.0 million of consolidated indebtedness comprised of a variety of short-term and long-term borrowings; related party notes and payables; a line of credit; trade payables; and 12% Subordinated Notes. The 12% Notes had a maturity date of January 29, 2019 and the principal balance of $565,000 has not been paid. The level of indebtedness we have affects our operations in a number of ways. We will need to use a portion of our cash flow to meet principal, interest and payables commitments; which reduces the amount of funds we will have available to finance our operations. This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

General Risk Factors

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

Risks Related to Our Common Stock

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our financial statements for the year ended February 28, 2021 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

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

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the crude oil and natural gas exploration and development industry including volatility in crude oil and natural gas prices, and other events or factors. The decline, instability and volatility in hydrocarbon prices, that we have been experiencing since June 2014, has had a corresponding material adverse impact on our revenues and a similar direct material adverse impact on the trading price of our Common Stock.

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

To date, while we generally have had positive cash flow from our operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. We cannot provide any assurances that we will ever operate profitably especially in the current low-priced hydrocarbon environment. As a result of our limited operating history, we are more susceptible to business risks. These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of February 28, 2021, there were 60,491,122 shares of Common Stock and 709,568 shares of Series A Convertible Preferred stock outstanding.

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

ITEM 2. PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States. All of our crude oil assets are located in the United States, and all of our revenues are derived from sales to customers within the United States. During the year ended February 28, 2021, we were involved in the operation of a 20 well oilfield project in Kern County, California.

We have not filed any estimates of total, proved net crude oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2021. Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

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

By utilizing the Sunday centralized production facility our average production expenses have been reduced from over $40 per barrel in 2009 to around $17 per barrel of crude oil for the year ended February 28, 2021. With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is put in place. We do not plan to make any capital investments within the East Slopes Project area in the 2021 - 2022 fiscal year if no new financing is in place. If new financing is secured, we plan to drill four development wells for a total of $525,000.

Michigan Acreage Acquisition

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin. The leases have been secured and multiple targets were identified through a 2-D seismic interpretation. A 3-D seismic survey was obtained in January and February of 2017 on the first prospect. An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as identified several additional drilling locations. We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect. However the two prospects are independent of each other and the success or failure of either one does not affect the other. The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated. With the settlement of our debt obligations in December 2018 with Maximilian, a former lender, we acquired an additional 40% working interest, bringing our aggregate working interest in Michigan to 70%.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of February 28, 2021, we had no encumbrances on our crude oil project in Michigan.

Reserves

Crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”). The following table sets forth our estimated net quantities of proved reserves as of February 28, 2021.

As of February 28, 2021, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	Proved Reserves
Reserve Category	Crude Oil (Barrels)	Natural Gas (Mcf)	Total Crude Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE)
Developed	95,120	—	95,120	21.9%
Undeveloped	339,103	—	339,103	78.1%
Total Proved	434,223	—	434,223	100.0%

Changes in our estimated net proved reserves for the twelve months ended February 28, 2021 are set forth in the table below.

Proved Reserves (BOE)
Balance as of February 29, 2020	495,977
Revisions	(50,784)
Discoveries and extensions	—
Production	(10,970)
Balance as of February 28, 2021	434,223

Revisions. Net downward revisions of 50,784 BOE in aggregate were due to lower crude oil prices in California during the twelve months ended February 28, 2021 decreasing the economic life of our proved reserves.

Discoveries and extensions. For the twelve months ended February 28, 2021, there were no discovery or extension reserves added in California.

Production. Production in California was 10,970 BOE in aggregate of proved reserves for the twelve months ended February 28, 2021.

As of February 28, 2021, our total proved undeveloped reserves were comprised of our interests in Kern County, California.

Changes in our estimated net proved undeveloped reserves for the twelve months ended February 28, 2021 are set forth in the table below.

Proved Undeveloped Reserves (BOE)
Balance as of February 29, 2020	382,198
Revisions	(43,095)
Discoveries and extensions	—
Balance as of February 28, 2021	339,103

Revisions. There were net downward revisions of 43,095 BOE in aggregate due to lower crude oil prices during the twelve months ended February 28, 2021 decreasing the economic life of our proved undeveloped reserves.

Discoveries and extensions. For the twelve months ended February 28, 2021, there were there were no discoveries or extensions in California.

Our estimated net proved developed producing reserves in California at February 28, 2021 are set forth in the table below.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	95,120	—	95,120	100.0%

Our estimated net proved undeveloped reserves in California at February 28, 2021 are set forth in the table below.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	339,103	—	339,103	100.0%

The Company has 321,130 Bbls of proved undeveloped reserves that have remained undeveloped for a period greater than five years. These proved undeveloped reserves have remained undeveloped due to depressed crude oil and natural gas prices and a lack of capital available for drilling. Under our current drilling plans, we intend to convert all 321,130 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2021 to proved developed reserves within the next five years.

Our estimated proved reserves (BOE) and PV-10 valuation in California at February 28, 2021 are set forth in the table below.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	434,223	1,648,418	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $1.6 million at February 28, 2021 a decrease of approximately $3.0 million or 64.6% from the PV-10 reserve valuation at February 29, 2020. This decrease is primarily due to the decrease in the base price of crude oil in the current report in comparison to the base price of crude oil in the February 29, 2020 report. The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2021 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the twelve month period from March 2020 through February 2021. The WTI benchmark average price for the twelve months ended February 28, 2021 was $38.64 per barrel of crude oil in comparison to $56.87 in the prior year reserve report.

These benchmark average prices were further adjusted for crude oil quality and gravity, transportation fees and other price differentials resulting in an average realized price in California for the February 28, 2021 reserve report of $36.14 in comparison to $59.65 in the February 29, 2020 reserve report. Adverse changes in any price differential would reduce our cash flow from operations and the PV-10 of our proved reserves. Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 434,223 BOE for the twelve months ended February 28, 2021 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

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

Delivery Commitments

As of February 28, 2021, we had no commitments to provide any fixed or determinable quantities of crude oil or natural gas in the near future under contracts or agreements.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown. One barrel of crude oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

As of February 28, 2021, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	For the Twelve Months Ended February 28/29,
	2021	2020	2019
Crude Oil and Natural Gas Production Data:
California crude oil	10,970	11,013	11,492
Total (BOE)	10,970	11,013	11,492

The following table sets forth our net share of crude oil and natural gas revenue by project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2021	2020	2019
Crude Oil and Gas Revenue:
California crude oil	404,901	663,512	742,857
Total	$404,901	$663,512	$742,857

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2021	2020	2019
Average Realized Price:
Crude oil – California (Bbl)	$36.91	$60.25	$64.64

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Twelve Months Ended February 28/29,
	2021	2020	2019
Average Production Expense (BOE):
California	$17.12	$16.43	$12.96

Gross and Net Acreage

The following table sets forth our interests in developed and undeveloped crude oil lease acreage in California and our undeveloped crude oil lease acreage in Michigan held by us as of February 28, 2021. As of December 2018, our interest in undeveloped lease acreage in Michigan increased to 70%. These ownership interests generally take the form of working interests in crude oil leases that have varying terms. Developed acreage includes leased acreage that is allocated or assignable to producing wells. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, regardless of whether or not the acreage contains proved reserves. Gross acres represents the total number of acres in which we have an interest. Net acres represents the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	800	292	2,694	1,010	3,494	1,302
Michigan	—	—	700	490	700	490
Total Acreage	800	292	3,394	1,500	4,194	1,792
Average working interest		36.5%		44.2%		42.7%

Undeveloped Acreage Expirations

The following table sets forth expiration dates of our gross and net undeveloped acres in California for the years shown.

	Twelve Months Ended February 28, 2022		Twelve Months Ended February 28, 2023		Twelve Months Ended February 29, 2024
	Gross	Net	Gross	Net	Gross	Net
California	—	—	—	—	—	—
Michigan	248	174	—	—	—	—
Total Acreage	248	174	—	—	—	—
Average working interest		70.2%		—		—

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

Producing Wells

The following table sets forth our gross and net productive crude oil wells in California as of February 28, 2021. Productive wells are producing wells and wells capable of production. Gross wells represent the total number of wells in which we have an interest. Net wells represent the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
California	20	7.3
Average working interest		36.5%

Drilling Activity

The following table sets forth our exploratory and development well drilling activity in California for the periods shown. We have had no drilling activity in the past three years due to the volatility of crude oil prices and the lack of available drilling capital.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	February 28, 2021		February 29, 2020		February 28, 2019
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
California
Exploratory	—	—	—	—	—	—
Developmental	—	—	—	—	—	—
Total	—	—	—	—	—	—

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

	Twelve Months Ended February 28, 2021		Twelve Months Ended February 29, 2020
	High	Low	High	Low
First Quarter	0.013	0.006	0.029	0.014
Second Quarter	0.012	0.007	0.027	0.008
Third Quarter	0.015	0.006	0.010	0.006
Fourth Quarter	0.029	0.006	0.013	0.005

We feel the decline in the trading price of our stock can be directly linked to the similar dramatic decline in crude oil and natural gas prices and lack of capital to pursue drilling opportunities since June of 2014.

As of May 25, 2021, the Company had 1,611 shareholders of record of its Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

The transfer agent for our Common Stock is Sedona Equity Registrar & Transfer, 143 W. Helena Drive Phoenix, AZ 85023. Their website address is: www.sedonaequity.com.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock. During the twelve months ended February 28, 2021 and February 29, 2020, there were no conversions of Series A Preferred.

At February 28, 2021, there were 709,568 shares issued and outstanding that had not been converted into our Common Stock. As of February 28, 2021, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	—	—	—
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	—	—	—
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	—	—	—
Year Ended February 29, 2020	—	—	—
Year Ended February 28, 2021	—	—	—
Totals	690,197	2,070,591	44

Automatic Conversion:

The Series A Preferred shall be automatically converted into Common Stock, if the Common Stock into which the Series A Preferred is convertible, any time the Company’s Common Stock closes at or above $3.00 per share for 20 out of 30 trading days.

Dividends:

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
		$2,353,639

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 60,491,122 and 53,532,364 shares were issued and outstanding as of February 28, 2021 and February 29, 2020, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Share issuances during the twelve months ended February 28, 2021	6,958,758	$6,959
Common stock, Issued and Outstanding, February 28, 2021	60,491,122

During the twelve months ended February 28, 2021, there were 6,958,758 common stock shares issued to settle a related party note payable debt. The value of the common stock transaction was determined to be $27,835. During the twelve months ended February 29, 2020, there were 2,000,000 common stock shares issued to a third-party vendor as part of a settlement agreement for outstanding accounts payable. Based on the closing price of the Company’s common stock on the settlement agreement date, the value of the common stock transaction was determined to be $6,000. During the twelve months ended February 28, 2021 and February 29, 2020, there were no conversions of the Company’s Series A Preferred Convertible Stock to our common stock.

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

Warrants

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services. The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants. The Black-Scholes valuation encompassed the following assumptions: a risk-free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%. The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. As of February 28, 2021 and February 29, 2020, there were 528,507 and 190,000 exercisable warrants. At February 28, 2021, the outstanding warrants have a weighted average exercise price of $0.01; a weighted average remaining life of 2.83 years, and an intrinsic value of $6,300. At February 29, 2020, both the outstanding warrants and the exercisable warrants had a weighted average exercise price of $0.01; a weighted average remaining life of 3.83 years, and an intrinsic value of -$0-. The recorded amount of warrant expense for the twelve months ended February 28, 2021 and February 29, 2020 was $5,897 and $6,879, respectively.

Warrant activity for the twelve months ended February 28, 2021 and February 29, 2020 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2019	—	$—

Changes during the twelve months ended February 29, 2020:
Issued	2,100,000	0.01
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 29, 2020	2,100,000	$0.01
Warrants exercisable, February 29, 2020	190,000

Changes during the twelve months ended February 28, 2021:
Issued	—	$0.01
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28, 2021	2,100,000	$0.01
Warrants exercisable, February 28, 2021	528,507	$0.01

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 28, 2021 and February 29, 2020. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably. While we have positive cash flow from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

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

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California. Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet. Since January 2009, we have participated in the drilling of 25 wells in this project. The crude oil produced from our acreage in the Vedder Sand is considered heavy crude oil. The produced crude oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale. During the twelve months ended February 28, 2021 we had production from 20 vertical crude oil wells. Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively. We have been the Operator at the East Slopes Project since March 2009.

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

Results of Operations – For the years ended February 28, 2021 and February 29, 2020

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

There continues to be a significant amount of volatility in hydrocarbon prices and a dramatic decline in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78. As an example, for the month of April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. This volatility in crude oil prices continued throughout most of the 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our profitability and cash flow from our producing California properties.

It is beyond our ability to accurately predict how long crude oil prices will continue to remain at these lower price levels; when or at what level they may begin to stabilize; or if they may start to rebound as there are many factors beyond our control such as the current COVID-19 restrictions that influence the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the twelve months ended February 28, 2021 and February 29, 2020 is shown in the table below:

	Twelve Months Ended
	February 28, 2021	February 29, 2020	Percentage Change
Average twelve month WTI crude oil price	$39.48	$57.13	(30.9%)
Average twelve month realized crude oil sales price (Bbl)	$36.91	$60.25	(38.7%)

For the twelve months ended February 28, 2021, the average WTI price was $39.48 and our average realized crude oil sale price was $36.91, representing a discount of $2.57 per barrel or 6.5% lower than the average WTI price. In comparison, for the twelve months ended February 29, 2020, the average WTI price was $57.13 and our average realized sale price was $60.25 representing a premium of $3.12 per barrel or 5.5% higher than the average WTI price.

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

California Crude Oil Revenue and Production

Crude oil sales revenue in California for the twelve months ended February 28, 2021 decreased $258,611 or 39.0% to $404,901 in comparison to revenue of $663,512 for the twelve months ended February 29, 2020. The average sale price of a barrel of crude oil for the twelve months ended February 28, 2021 was $36.91 in comparison to $60.25 for the twelve months ended February 29, 2020. The decrease of $23.34 or 38.7% in the average realized price of a barrel of crude oil accounted for 99.4% of the decrease in crude oil revenue for the twelve months ended February 28, 2021.

Our net sales volume for the twelve months ended February 28, 2021 was 10,970 barrels of crude oil in comparison to 11,013 barrels sold for the twelve months ended February 29, 2020. This decrease in crude oil sales volume of 43 barrels or 0.4% accounted for 0.6% of the decrease in crude oil revenue for the twelve months ended February 28, 2021 and was primarily due to the natural decline in reservoir pressure during the twelve months ended February 28, 2021.

The gravity of our produced oil in California ranges between 14° API and 16° API. Production for the twelve months ended February 28, 2021 was from 20 wells resulting in 7,288 well days of production in comparison to 7,167 well days of production for the twelve months ended February 29, 2020.

Our crude oil sales revenue from California is set forth in the table below:

	Twelve Months Ended February 28, 2021		Twelve Months Ended February 29, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$404,901	100.0%	$663,512	100.0%
Total crude oil revenues*	$404,901	100.0%	$663,512	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 28, 2021 was $36.91 in comparison to $60.25 for the twelve months ended February 29, 2020, representing a decrease of $23.34 or 38.7% per barrel.

Of the $258,611 or 39.0% decrease in revenue for twelve months ended February 28, 2021, approximately $257,007 or 99.4% can be attributed to the decrease in the realized price of crude oil and $1,604 or 0.6% can be attributed to the decline in production volume.

Operating Expenses

Total operating expenses decreased $185,872 or 19.8% to $753,708 for the twelve months ended February 28, 2021 in comparison to $939,580 for the twelve months ended February 29, 2020. Our operating expenses are set forth in the table below:

	Twelve Months Ended February 28, 2021			Twelve Months Ended February 29, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$187,858	24.9%		$180,982	19.3%
Exploration and drilling expenses	83	0.0%		123	0.0%
Depreciation, Depletion, Amortization (“DD&A”)	60,063	8.0%		55,443	5.9%
General and Administrative (“G&A”) expenses	505,704	67.1%		703,032	74.8%
Total operating expenses	$753,708	100.0%	$68.71	$939,580	100.0%	$85.32

Production expenses include expenses associated with the production of crude oil and natural gas. These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production. For the twelve months ended February 28, 2021, these expenses increased $6,876, or 3.8% to $187,858 in comparison to $180,982 for the twelve months ended February 29, 2020. We had 20 wells on production in California for the twelve months ended February 28, 2021 and February 29, 2020. Production expenses on a BOE basis in California for the twelve months ended February 28, 2021 and February 29, 2020 were $17.12 and $16.43, respectively. Production expenses represented 24.9% and 19.3% of total operating expenses for the twelve months ended February 28, 2021 and February 29, 2020, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. These expenses decreased $40 to $83 for the twelve months ended February 28, 2021 in comparison to $123 for the twelve months ended February 29, 2020. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the twelve months ended February 28, 2021 and February 29, 2020, respectively.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, and is another component of operating expenses. These expenses increased $4,620 or 8.3% to $60,063 for the twelve months ended February 28, 2021 in comparison to $55,443 for the twelve months ended February 29, 2020. The primary reason for the increase in DD&A expense was due to lower realized crude oil prices thus decreasing the estimated economic life of our reserves in comparison to our reserve report from the prior year. On a BOE basis, DD&A expense in California for the twelve months ended February 28, 2021 and February 29, 2020 was $5.48 and $5.03, respectively. DD&A expenses represented 8.0% and 5.9% of total operating expenses for the twelve months ended February 28, 2021 and February 29, 2020, respectively.

General and administrative (“G&A”) expenses decreased $197,328 or 28.1% to $505,704 for the twelve months ended February 28, 2021 in comparison to $703,032 for the twelve months ended February 29, 2020. The decline in G&A expenses was primary due to a decrease in the salary expense of management and employees. Due to a decline in cash flow because of lower realized crude oil prices during the twelve months ended February 28, 2021, certain employees of the Company were laid-off, while other employees had their salaries partially reduced or temporarily suspended. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for the management a public company. For the year ended February 28, 2021, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $53,287, which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 67.1% and 74.8% of total operating expenses for the twelve months ended February 28, 2021 and February 29, 2020, respectively.

Other expense, net decreased 315,118 or 65.8% to $163,458 for the twelve months ended February 28, 2020 in comparison to $478,576 for the twelve months ended February 29, 2020. The primary reason for the decrease was lower interest expense as well as the recognition of loan forgiveness in relation to the Small Business Administration (SBA) paycheck protection program (PPP) loan that we received during the twelve months ended February 28, 2021 in the amount of $74,355.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year. Our revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales. This revenue is subject to the volatility of hydrocarbon prices and the material adverse impact of lower crude oil prices on our revenues cannot be overstated. For the twelve months ended February 28, 2021 our sales volume of crude oil declined 43 barrels or 0.4% while our crude oil revenues decreased $258,611 or 39.0%. Production costs will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our proven reserve base and the market price of energy products. G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company. An on-going goal of the Company is to improve cash flow to cover the current level of G&A expenses; to fund our development drilling in California; and, future drilling programs in Michigan and other geographic locations.

Capital Resources and Liquidity

Our primary financial resource is our base of crude oil reserves. Our ability to fund our capital expenditure program is dependent upon the prices we receive from our crude oil and natural gas sales; the success of our exploration program in Michigan; and the availability of capital resource financing. We do not plan to invest any new capital investments within the East Slopes Project area in the 2021-2022 fiscal year if no new financing is in place. If new financing is secured, we plan to drill four development wells for a total of $525,000.

Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at February 28, 2021 are set forth in the table below:

	February 28, 2021	February 29, 2020	Increase (Decrease)	Percentage Change
Cash	$33,528	$94,043	$(60,515)	(64.3%)
Current Assets	$283,239	$240,434	$42,805	17.8%
Total Assets	$912,125	$917,456	$(5,331)	(0.6%)
Current Liabilities	$(4,469,074)	$(4,063,712)	$405,362	10.0%
Total Liabilities	$(6,029,265)	$(5,556,063)	$473,202	8.5%
Working Capital Deficit	$(4,185,835)	$(3,823,278)	$362,557	9.5%

Our working capital deficit increased $362,557 or 9.5% from a deficit of approximately $3.8 million at February 29, 2020 to a deficit of approximately $4.2 million at February 28, 2021. The increase in the working capital deficit was due to a decrease in cash offset by an increase in our accounts receivable combined with an increase in accounts payable and accrued interest. While for most of the twelve months ended February 28, 2021, we continued to have ongoing positive cash flow from our crude oil operations in California, we were unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.

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

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on the capital markets to fund future operations and growth. Our business model is focused on acquiring exploration or development properties as well as existing production. Our ability to generate future revenues and operating cash flow will depend on successful exploration, and/or acquisition of crude oil and natural gas producing properties, which will require us to continue to raise equity or debt capital from outside sources.

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

The Company’s financial statements for the twelve months ended February 28, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a cumulative net loss since entering the crude oil and natural gas exploration industry in 2005. As of February 28, 2021, we have an accumulated deficit of approximately $29.4 million and a working capital deficit of approximately $4.2 million which raises substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 28, 2020	Twelve Months Ended February 29, 2021	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(143,526)	$41,291	$(184,817)	(447.6%)
Net cash provided by (used in) investing activities	$—	$—	$—	—
Net cash provided by financing activities	$83,011	$22,674	$60,337	266.1%)

Cash Flow Provided by (Used in) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow used in our operating activities for the twelve months ended February 28, 2021 was $143,526 in comparison to cash flow provided by our operating activities of $41,291 for the twelve months ended February 29, 2020. Changes in our cash flow operating activities for the twelve months ended February 28, 2021 in comparison to the twelve months ended February 29, 2020 were $184,817 and consisted of decreases in our non-cash expenses of $319,101, primarily from amortization of debt discount and the forgiveness of our PPP loan; increases in our accounts receivable balances of $128,145; increases of $43,335 in our prepaid expenses; decreases in our account payable and accrued interest balances of $23,285 and the decrease in our net loss for the year of $242,379. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Our expenditures in operating activities consist primarily of exploration and drilling expenses, production expenses, geological, geophysical and engineering services and maintenance of existing mineral leases. Our expenses also consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses that we have incurred in order to address normal and necessary business activities of a public company in the crude oil exploration and production industry.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and any lending activities. We had no cash flow from investing activities for the twelve months ended February 28, 2021 and February 29, 2020, respectively.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings. Cash flow provided by our financing activities was $83,011 for the twelve months ended February 28, 2021 in comparison to $22,674 for the twelve months ended February 29, 2020. For the twelve months ended February 28, 2021, we received $74,355 under the paycheck protection program (PPP). For the twelve months ended February 28, 2021 and February 29, 2020, we made payments of $60,000, respectively, on the UBS Bank line of credit balances. We received advances of $74,000 from our line of credit with UBS Bank during the twelve months ended February 29, 2020. Additionally during the twelve months ended February 28, 2021, we received $144,619 from a related party note payable. During the twelve months ended February 29, 2020, we received $27,835 from a related party in the form of a convertible note payable. Finally, we made insurance premium financing payments of $74,553 and $19,161 during the twelve months ended February 28, 2021 and February 29, 2020, respectively. The following is a summary of the Company’s financing activities for the twelve months ended February 28, 2021.

Current debt (short-term borrowings)

Related Party

The Company’s Chairman, President and Chief Executive Officer had loaned to the Company in previous fiscal years an aggregate $250,100 that was used for a variety of corporate purposes. During the twelve months ended February 29, 2020, in connection with its debt reduction efforts, the Company entered into a Note Payoff Agreement with this related party. Pursuant to the Note Payoff Agreement, the Company issued as payment in full of the Notes, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan. The production payment interest was granted for a deemed consideration amount of the balance of the Notes and made pursuant to a Production Payment Interest Purchase Agreement dated as of August 22, 2019. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program. For further information on the production revenue program refer to the “Production Revenue Payable” section below.

Convertible Promissory Note

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of 180 days, or July 12, 2020 and carried no interest, fees or penalties.  On July 13, 2020, the note payable was converted to 6,958,758 shares of the Company’s common stock. The note payable had a conversion price of $0.004 per share.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. Interest continues to accrue on the unpaid $565,000 principal balance. The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at February 28, 2021 and February 29, 2020 was $340,042 and $272,428, respectively.

12% Note balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
12% Subordinated notes – third party	$315,000	$315,000
12% subordinated notes – related party	250,000	250,000
12% Subordinated notes balance	$565,000	$565,000

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

During the twelve months ended February 28, 2021 and February 29, 2020, we received advances on the line of credit of $-0- and $74,000, respectively. During the twelve months ended February 28, 2021 and February 29, 2020, the Company made payments to the line of credit of $60,000 and $60,000, respectively. Interest converted to principal for the twelve months ended February 28, 2021 and February 29, 2020 was $28,503 and $31,548, respectively. At February 28, 2021 and February 29, 2020, the line of credit had an outstanding balance of $840,904 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $26,000 and $14,000 at February 28, 2021 and February 29, 2020, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its existing historical debt. The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 that had been loaned to the Company during the years ended February 29, 2012 and February 28, 2013. Pursuant to the Note Payoff Agreement, the Company issued a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan. The production payment interest was granted for a deemed consideration amount of the balance of the Notes. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program. As of February 28, 2021 and February 29, 2020, the production revenue payment program balance was $950,100, respectively, of which $550,100, respectively, was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met. The Company shall pay fifty percent (50%) of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”). Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers. However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%). Additionally, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent (75%) of its production payments from the relevant wells to the purchasers until the Production Payment Target is met. At February 28, 2021, the Production Payment Target has not been met within the original three years and all future payments will be at the seventy-five percent (75%) rate.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,050,158 as of February 28, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the twelve months ended February 28, 2020 and February 29, 2020, amortization of the debt discount on these payables amounted to $115,151 and $361,583, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2020 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Estimated payments of production revenue payable	$2,000,258	$2,054,766
Less: unamortized discount	(496,836)	(666,495)
	1,503,422	1,388,271
Less: current portion	(111,753)	(43,069)
Net production revenue payable – long term	$1,391,669	$1,345,202

Paycheck Protection Program (PPP) Loan

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the first draw paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. We applied for, and were accepted to participate in this program. On May 11, 2020, we received funding for $74,355. We used all the loan proceeds to partially subsidize direct payroll expenses.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. On February 12, 2021, we applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. On February 23, 2021, the SBA notified our lender that the loan was forgiven.

On March 4, 2021, we applied for, and were accepted to participate in the SBA Second Draw PPP program. On March 15, 2021, we received funding for $72,800. It is the Company’s intent to apply for loan forgiveness for the Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 24-week period beginning on the loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for certain expenses other than payroll expenses. We intend to use all the loan proceeds to partially subsidize direct payroll expenses.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the twelve months ended February 28, 2021, the Company made principal payments of $1,410 and amortized debt discount of $121. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

The proceeds of the Note are to be used for general working capital of the Company. The Company may prepay the Note at any time. Upon the occurrence of any Event of Default and expiration of any applicable cure period, and at any time thereafter during the continuance of such Event of Default, the Noteholder may at its option, by written notice to the Company: (a) declare the entire principal amount of the Note, together with all accrued interest thereon and all other amounts payable hereunder, immediately due and payable; (b) exercise any of its remedies with respect to the collateral set forth in the Deed of Trust; and/or (c) exercise any or all of its other rights, powers or remedies under applicable law.

Note payable –related party short-term balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Note payable –related party, short-term	$8,598	$—
Unamortized debt issuance expenses, short-term	(728)	—
Note payable – related party, short-term net	$7,870	$—

Note payable –related party long-term balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Note payable – related party, long-term	$145,539	$—
Unamortized debt issuance expenses, long-term	(10,079)	—
Note payable– related party, long-term, net	$135,460	$—

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending February 28/29
2022	$7,870
2023	8,100
2024	8,337
2025	8,580
2026	8,830
Thereafter	101,613
Total	$143,330

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of February 28, 2021, we had no encumbrances on our crude oil project in Michigan.

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

Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12-month lease that expires in October 2021 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Balance Sheet classification of lease assets and liabilities was as follows:

	February 28, 2021	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(5,857)	(7,930)
Total operating lease right-of-use asset	—	5,857

Liabilities
Operating lease liability – current	—	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$—	$5,857

Rent expense for the twelve months ended February 28, 2021 and February 29, 2020 was $23,589 and $23,489, respectively.

Crude Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped crude oil reserves on a per barrel of oil equivalent (“BOE”) basis decreased by 61,754 BOE, or 12.5%, to 434,223 BOE at February 28, 2021 compared to 495,977 BOE at February 29, 2020. These reserves are all located in our California East Slopes project. The primary reason for the overall decrease in our total proven reserves was primarily due to lower hydrocarbon prices from the past year lowering the economic life our wells. The year-to-year reserve decrease consisted of a 18,659 barrel or 16.4% decrease in our PDP reserves and a 43,095 barrel or 11.3% decrease in our PUD reserves. Our production of PDP reserves for the year ended February 28, 2021 was 10,970 BOE and was a part of the overall decline in PDP reserves. The 43,095 decrease in the PUD reserves was all due to downward revisions again because of lower crude oil prices in the past year. Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2021, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California. Our commitment to improving corporate profitability remains unchanged. Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales. This volatility in the price of crude oil has created a substantial negative impact on the cash flow of our producing crude oil properties in California. During the twelve months ended February 28, 2021 and February 29, 2020, crude oil revenue from California was $404,901 and $663,512, respectively. Of the $258,611 decrease in revenue during the twelve months ended February 28, 2021, $257,007 or 99.4% can be attributed to the decline in our realized crude oil sales price and $1,604 or 0.6% can be attributed to the decline in our sales volume. For the twelve months ended February 28, 2021 and February 29, 2020, we had an operating loss of $348,807 and $276,068, respectively.

Our balance sheet at February 28, 2021 reflects total assets of approximately $0.91 million, a decrease of approximately $5,000 in comparison to approximately $0.92 million at February 29, 2020. This decrease of approximately $5,000 in total assets was due increases in accounts receivable offset by a decrease in cash and lower crude oil property balances in California.

At February 28, 2021, total liabilities were approximately $6.0 million, an increase of approximately $0.4 million in comparison to approximately $5.6 million at February 28, 2019. This increase was primarily due to increases in payables and in debt with related parties.

Common Stock shares issued and outstanding at February 28, 2021 and February 29, 2020 were 60,491,122 and 53,532,364. The 6,958,758 share increase in common stock was due to a conversion of debt to common stock from a related party. There was no change in the amount of Series A Preferred Stock shares issued and outstanding of 709,568 for the twelve months ended February 28, 2021 and February 29, 2020.

Accumulated Deficit

Our financial statements for the twelve months ended February 28, 2021 and February 29, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase in the accumulated deficit from approximately $28.9 million at February 29, 2020 to $29.4 million at February 28, 2021 was primarily due to the net loss for the year of $0.5 million.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding. Our cash balances were $33,528 and $94,043 at February 28, 2021 and February 29, 2020, respectively.

Crude oil and natural gas revenues

Crude oil revenues decreased $258,611 or 39.0% to $404,901 for the twelve months ended February 28, 2021 in comparison to $663,512 for the twelve months ended February 29, 20209. Of the $258,611 decrease in revenue during the twelve months ended February 28, 2021, $257,007 or 99.4% can be attributed to the decline in our realized crude oil sales price and $1,604 or 0.6% can be attributed to the decline in sales volume.

Operating Expenses

Operating expenses for the twelve months ended February 28, 2021 decreased by $185,872 or 19.8% to approximately $754,000 in comparison to approximately $940,000 for the year ended February 29, 2020.

Operating Loss

For the twelve months ended February 28, 2021 and February 29, 2020, we reported an operating loss of $348,807 and $276,068, respectively. The increase in the operating loss for the twelve months ended February 28, 2021 of $72,739 was primary due to lower realized sale prices of our crude oil.

Net Loss

Since entering the crude oil and natural gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of crude oil and natural gas assets to sustain our operations. For the twelve months ended February 28, 2021 we reported a net loss of $512,265 in comparison to net loss of $754,644 for the twelve months ended February 29, 2020.

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

While the estimates of our proved reserves at February 28, 2021 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

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

Off-Balance Sheet Arrangements

As of February 28, 2021, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Daybreak Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2006.

Houston, Texas

May 27, 2021

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2021 and February 29, 2020

	As of February 28, 2021	As of February 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,528	$94,043
Accounts receivable:
Crude oil sales	108,993	56,910
Joint interest participants	79,411	38,366
Prepaid expenses and other current assets	61,307	51,115
Total current assets	283,239	240,434
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	556,456	598,735
Unproved properties	55,978	55,978
PREPAID DRILLING COSTS	16,452	16,452
OPERATING LEASE, right-of-use asset	—	5,857
Total long-term assets	628,886	677,022
Total assets	$912,125	$917,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,710,922	$1,555,700
Accounts payable - related parties	988,966	919,888
Accrued interest	123,659	73,962
Note payable	120,000	—
Note payable - related party, current, net of unamortized discount of $728 and $-0-, respectively	7,870	—
Convertible Note payable, related party	—	27,835
12% Notes payable	315,000	315,000
12% Note payable - related party	250,000	250,000
Operating lease liability	—	5,857
Line of credit	840,904	872,401
Production revenue payable, current, net of unamortized discount	111,753	43,069
Total current liabilities	4,469,074	4,063,712
LONG TERM LIABILITIES:
Note payable	—	120,000
Note payable - related party, net of current portion and net of unamortized discount of $10,080 and $-0-, respectively	135,460	—
Production revenue payable, net of current portion and net of unamortized discount	1,391,669	1,345,202
Asset retirement obligation	33,062	27,149
Total long-term liabilities	1,560,191	1,492,351
Total liabilities	6,029,265	5,556,063
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	710	710
Common stock- 200,000,000 shares authorized; $0.001 par value, 60,491,122 and 53,532,364 shares issued and outstanding, respectively	60,491	53,532
Additional paid-in capital	24,250,556	24,223,783
Accumulated deficit	(29,428,897)	(28,916,632)
Total stockholders’ deficit	(5,117,140)	(4,638,607)
Total liabilities and stockholders' deficit	$912,125	$917,456

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Twelve Months Ended February 28, 2021 and February 29, 2020

	Twelve Months Ended February 28, 2021	Twelve Months Ended February 29, 2020
REVENUE:
Crude oil sales	$404,901	$663,512

OPERATING EXPENSES:
Production	187,858	180,982
Exploration and drilling	83	123
Depreciation, depletion and amortization	60,063	55,443
General and administrative	505,704	703,032
Total operating expenses	753,708	939,580
OPERATING LOSS	(348,807)	(276,068)

OTHER INCOME (EXPENSE):
Interest expense, net	(237,813)	(478,576)
Gain on debt forgiveness – SBA paycheck protection program (PPP)	74,355	—
Total other expenses	(163,458)	(478,576)

NET LOSS	(512,265)	(754,644)

Cumulative convertible preferred stock dividend requirement	(127,714)	(128,063)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(639,979)	$(882,707)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	57,916,382	53,192,364

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Twelve Months Ended February 28, 2021 and February 29, 2020

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2019	709,568	$710	51,532,364	$51,532	$22,997,759	$(28,161,988)	$(5,111,987)

Issuance of common stock for:
Accounts payable settlement	—	$—	2,000,000	$2,000	$4,000	$—	$6,000

Forgiveness of liabilities to related parties	—	$—	—	$—	$1,215,145	$—	$1,215,145

Recognition of warrants for:
Investor relations services	—	$—	—	$—	$6,879	$—	$6,879

Net Loss	—	$—	—	$—	$—	$(754,644)	$(754,644)

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Issuance of common stock for:
Convertible note payable – related party	—	$—	6,958,758	$6,959	$20,876	$—	$27,835

Recognition of warrants for:
Investor relations services	—	$—	—	$—	$5,897	$—	$5,897

Net Loss	—	$—	—	$—	$—	$(512,265)	$(512,265)

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Twelve Months Ended February 28, 2021 and February 29, 2020

	Twelve Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,265)	$(754,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on forgiveness of PPP loan	(74,355)	—
Depreciation, depletion and amortization	60,063	55,443
Amortization of debt discount	115,272	361,583
Operating lease expense in conjunction with right of use asset	5,857	7,930
Warrants issued for investor relations services	5,897	6,879
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	(52,083)	18,500
Accounts receivable – joint interest participants	(41,045)	16,517
Prepaid expenses and other current assets	54,896	11,561
Accounts payable and other accrued liabilities	152,816	153,279
Accounts payable - related parties	69,078	90,722
Operating lease liability change in conjunction with right of use asset	(5,857)	(7,930)
Accrued interest	78,200	81,451
Net cash provided by (used in) operating activities	(143,526)	41,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit	—	74,000
Payments to line of credit	(60,000)	(60,000)
Proceeds from convertible note payable, related party	—	27,835
Insurance financing repayments	(74,553)	(19,161)
Proceeds from note payable – related party	144,619	—
Payments to note payable – related party	(1,410)	—
Proceeds from SBA PPP loan	74,355	—
Net cash provided by financing activities	83,011	22,674

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,515)	63,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,043	30,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,528	$94,043

CASH PAID FOR:
Interest	$15,106	$5,225
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Twelve Months Ended February 28, 2021 and February 29, 2020

	Twelve Months Ended
	February 28, 2021	February 29, 2020
SUPPLEMENTAL CASH FLOW INFORMATION:
ARO asset and liability decrease due to changes in estimates	$1,863	$6,864
Unpaid additions to crude oil and natural gas properties	$11,871	$210
Operating lease – right of use asset and associated liabilities	$—	$13,787
Non-cash addition to line of credit due to monthly interest	$28,503	$31,548
Financing of insurance premiums	$65,088	$39,500
Forgiveness of liabilities to related parties credited to additional paid in capital	$—	$1,215,145
Settlement of related party debt with production revenue interest	$—	$250,100
Common stock issued for settlement of accounts payable	$—	$6,000
Common stock issued on conversion of related party debt	$27,835	$—

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

All of the Company’s crude oil production is sold under contracts that are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum products, foreign supply of crude oil and natural gas, the establishment of and compliance with production quotas by crude oil-exporting countries, the relative strength of the U.S. dollar, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic, crude oil disputes between OPEC members; and national and international pandemics like the coronavirus outbreak.

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the twelve months ended February 28, 2021 and February 29, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of approximately $29.4 million and a working capital deficit of approximately $4.2 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. The Company applied for, and was accepted to participate in this program. The Company received funding for approximately $74,355. On February 23, 2021, the SBA notified our lender that the loan was forgiven in full.

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

Daybreak’s financial statements as of February 28, 2021 and February 29, 2020 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. Substantially all of the Company’s trade accounts receivable result from crude oil in California or joint interest billings to its working interest partners in California. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors. Trade accounts receivable are generally not collateralized. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2021 and February 29, 2020.

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

The Company did not recognize any asset impairment for the twelve months ended February 28, 2021 and February 29, 2020.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of Common Stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by dilutive Common Stock equivalents. For the years ended February 28, 2021 and February 29, 2020, Common Stock equivalents are excluded from the calculations since their effect is anti-dilutive due to the Company’s net loss.

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

At the Company’s East Slopes project in California we deal with only one buyer for the purchase of all crude oil production. The Company has no natural gas production in California. At February 28, 2021 and February 29, 2020, this one individual customer represented 100.0% of crude oil sales receivable from operations. If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable in California for crude oil sales at February 28, 2021 and February 29, 2020, respectively are set forth in the table below.

		February 28, 2021		February 29, 2020
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$108,993	100.0%	$56,910	100.0%

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, revenue will generally be recognized upon delivery of our produced crude oil and natural gas volumes to our customers. Our customer sales contracts include only crude oil sales in California. Under Topic 606, each unit (crude oil barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of our crude oil contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which we operate. We will allocate the transaction price to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of our produced crude oil volumes passes to our customers when the oil is measured by a trucking oil ticket. The Company has no control over the crude oil after this point and the measurement at this point dictates the amount on which the customer’s payment is based. Our crude oil revenue stream includes volumes burdened by royalty and other joint owner working interests. Our revenues are recorded and presented on our financial statements net of the royalty and other joint owner working interests. Our revenue stream does not include any payments for services or ancillary items other than sale of crude oil. We record revenue in the month our crude oil production is delivered to the purchaser.

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

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — ACCOUNTS RECEIVABLE:

Accounts receivable consists primarily of receivables from the sale of crude oil production by the Company and receivables from the Company’s working interest partners in crude oil projects in which the Company acts as Operator of the project.

Crude oil sales receivables balances of $108,993 and $56,910 at February 28, 2021 and February 29, 2020, represent crude oil sales that occurred in February 2021 and 2020, respectively.

Joint interest participant receivables balances of $79,411 and $38,366 at February 28, 2021 and February 29, 2020, respectively, represent amounts due from working interest partners in California, where the Company is the Operator.

There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2021 and February 29, 2020.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Proved leasehold costs	$115,119	$115,119
Unproved leasehold costs	55,978	55,978
Costs of wells and development	2,291,924	2,278,190
Capitalized exploratory well costs	1,341,494	1,341,494
Total cost of oil and gas properties	3,804,515	3,790,781
Accumulated depletion, depreciation amortization and impairment	(3,192,081)	(3,136,068)
Oil and gas properties, net	$612,434	$654,713

For the twelve months ended February 28, 2021 and February 29, 2020, the Company recognized depletion expense of $56,013 and $51,025, respectively which is included in DD&A in the statement of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410. The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines the ARO on its crude oil and natural gas properties by calculating the present value of estimated cash flows related to the liability. As of February 28, 2021 and February 29, 2020, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows. For the twelve months ended February 28, 2021 and February 29, 2020, the Company recognized accretion expense of $4,050 and $4,418, respectively which is included in DD&A in the statements of operations.

Changes in the asset retirement obligations for the twelve months ended February 28, 2021 and February 29, 2020 are set forth in the table below.

	February 28, 2021	February 29, 2020
Asset retirement obligation, beginning of period	$27,149	$29,595
Accretion expense	4,050	4,418
Revisions to asset retirement obligation	1,863	(6,864)
Asset retirement obligation, end of period	$33,062	$27,149

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the 25% working interest on June 11, 2009. Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 28, 2021 and February 29, 2020 accounts payable balance. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At February 28, 2021 and February 29, 2020, the balance owed this working interest partner was $88,905 and $101,544, respectively and is included in the accounts payable balances.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2021 and February 29, 2020 accounts payable – related parties balances of $988,966 and $919,888, respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. On August 22, 2019, an agreement was reached between the Company and the Company’s Chairman, President and Chief Executive Officer whereby all deferred salary owed by the Company to this related party was forgiven. The agreement has an effective date of June 1, 2019. This agreement resulted in a decrease of approximately $882,043 in net salary payable from the prior related party payables balance. This agreement also resulted in a decrease of $123,414 in estimated payroll taxes from accounts payable balances. Additionally, on August 22, 2019 the three non-employee directors of the Company to whom director fees were owed agreed to forgive 50% (fifty percent) of the amounts owed to each individual director. These agreements had an effective date of June 1, 2019 and resulted in a reduction of $209,688 in the related party payables balance. The total amount of liability forgiveness was approximately $1.2 million and was recorded as an addition to additional paid in capital (APIC) for the twelve months ended February 29, 2020. Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the twelve months ended February 28, 2020, the Company made principal payments of $1,410 and amortized debt discount of $121. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Note payable – related party, current portion	$8,598	$—
Unamortized debt issuance expenses	(728)	—
Note payable – related party, current portion, net	$7,870	$—

Note payable –related party long-term balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Note payable – related party, non-current	$145,540	$—
Unamortized debt issuance expenses	(10,080)	—
Note payable– related party, non-current, net	$135,460	$—

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending February 28/29
2022	$8,598
2023	8,829
2024	9,065
2025	9,309
2026	9,558
Thereafter	108,779
Total	$154,138

Convertible Note Payable – Related Party

During the twelve months ended February 29, 2020, the Company’s Chairman, President and Chief Executive Officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of 180 days, or July 12, 2020 and carried no interest, fees or penalties.  On July 13, 2020, the note payable was converted to 6,958,758 shares of the Company’s common stock. The note payable had a conversion price of $0.004 per share.

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, and has not been paid. Interest continues to accrue on the unpaid $565,000 principal balance. The terms of the Notes, state that should the Board of Directors, on any future maturity date, decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at February 28, 2021 and February 29, 2020 was $340,042 and $272,428, respectively.

12% Note balances at February 28, 2021 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
12% Subordinated notes - third party	$315,000	$315,000
12% Subordinated notes - related party	250,000	250,000
Net 12% Subordinated Note balance	$565,000	$565,000

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

During the twelve months ended February 28, 2021 and February 29, 2020, we received advances on the line of credit of $-0- and $74,000, respectively. During the twelve months ended February 28, 2021 and February 29, 2020, the Company made payments to the line of credit of $60,000 and $60,000, respectively. Interest converted to principal for the twelve months ended February 28, 2021 and February 29, 2020 was $28,503 and $31,548, respectively. At February 28, 2021 and February 29, 2020, the line of credit had an outstanding balance of $840,904 and $872,401, respectively.

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $26,000 and $14,000 at February 28, 2021 and February 29, 2020, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its existing historical debt. The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 that had been loaned to the Company during the fiscal years ended February 29, 2012 and February 28, 2013. Pursuant to the Note Payoff Agreement, the Company issued a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan. The production payment interest was granted for a deemed consideration amount of the balance of the Notes. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program. As of February 28, 2021 and February 29, 2020, the production revenue payment program balance was $950,100, respectively, of which $550,100, respectively, was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met. The Company shall pay fifty percent (50%) of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”). Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers. However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%). Additionally, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent (75%) of its production payments from the relevant wells to the purchasers until the Production Payment Target is met. At February 28, 2021, the Production Payment Target has not been met within the original three years and all future payments will be at the seventy-five percent (75%) rate.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,050,158 as of February 28, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the twelve months ended February 28, 2020 and February 29, 2020, amortization of the debt discount on these payables amounted to $115,151 and $361,583, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at February 28, 2020 and February 29, 2020 are set forth in the table below:

	February 28, 2021	February 29, 2020
Estimated payments of production revenue payable	$2,000,258	$2,054,766
Less: unamortized discount	(496,836)	(666,495)
	1,503,422	1,388,271
Less: current portion	(111,753)	(43,069)
Net production revenue payable – long term	$1,391,669	$1,345,202

Paycheck Protection Program (PPP) Loan

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act. One component of the CARES Act was the first draw paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP provides funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. We applied for, and were accepted to participate in this program. On May 11, 2020, we received funding for $74,355. We used all the loan proceeds to partially subsidize direct payroll expenses.

The loan is a two-year loan with a maturity date of May 5, 2022. The loan bears an annual interest rate of 1%. The loan shall be payable monthly with the first six monthly payments deferred. On February 12, 2021, we applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the SBA. On February 23, 2021, the SBA notified our lender that the loan was forgiven in full.

On March 4, 2021, we applied for, and were accepted to participate in the SBA Second Draw PPP program. On March 15, 2021, we received funding for $72,800. It is the Company’s intent to apply for loan forgiveness for the Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA. The Company is eligible for loan forgiveness in an amount equal to payments made during the 24-week period beginning on the loan date, with the exception that no more than 25.0% of the amount of loan forgiveness may be for certain expenses other than payroll expenses. We intend to use all the loan proceeds to partially subsidize direct payroll expenses.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of February 28, 2021, we had no encumbrances on our crude oil project in Michigan.

NOTE 10 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12-month lease that expires in October 2021 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Balance Sheet classification of lease assets and liabilities was as follows:

	February 28, 2021	February 29, 2020
Assets
Operating lease right-of use assets, beginning balance	$5,857	$13,787
Current period amortization	(5,857)	(7,930)
Total operating lease right-of-use asset	—	5,857

Liabilities
Operating lease liability – current	—	5,857
Operating lease liability – long-term	—	—
Total lease liabilities	$—	$5,857

Rent expense for the twelve months ended February 28, 2021 and February 29, 2020 was $23,589 and $23,489, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS:

The Company’s Chief Operating Officer, Bennett Anderson is fifty percent (50%) owner in Great Earth Power, a company that provides a portion of the electrical service to Daybreak for its production operations at the East Slopes Project in Bakersfield, California. Great Earth Power began providing solar powered electricity for the production operations in California in September 2020. Mr. Anderson received approximately $9,000 from Great Earth Power during the twelve months ended February 28, 2021.

Mr. Anderson is also a fifty percent (50%) owner in ABPlus Net Holdings, a company that provides tank rentals to Daybreak for its production operations in Kern County, California. The Company began renting tanks from ABPlus Net Holdings in November 2020. Mr. Anderson received approximately $2,440 from ABPlus Net Holdings during the twelve months ended February 28, 2021.

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

Voluntary Conversion:

The Series A Preferred that is currently issued and outstanding is eligible to be converted by the shareholder at any time into three shares of the Company’s Common Stock. During the twelve months ended February 28, 2021 and February 29, 2020, there were no conversions of Series A Preferred.

At February 28, 2021, there were 709,568 shares issued and outstanding that had not been converted into our Common Stock. As of February 28, 2021, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock. The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	—	—	—
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	—	—	—
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	—	—	—
Year Ended February 29, 2020	—	—	—
Year Ended February 28, 2021	—	—	—
Totals	690,197	2,070,591	44

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

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
		$2,353,639

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

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 60,491,122 and 53,532,364 shares were issued and outstanding as of February 28, 2021 and February 29, 2020, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Share issuances during the twelve months ended February 28, 2021	6,958,758	$6,959
Common stock, Issued and Outstanding, February 28, 2021	60,491,122

During the twelve months ended February 28, 2021, there were 6,958,758 common stock shares issued to settle a related party note payable debt. The value of the common stock transaction was determined to be $27,835. During the twelve months ended February 29, 2020, there were 2,000,000 common stock shares issued to a third-party vendor as part of a settlement agreement for outstanding accounts payable. Based on the closing price of the Company’s common stock on the settlement agreement date, the value of the common stock transaction was determined to be $6,000.

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

NOTE 13 — WARRANTS:

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services. The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants. The Black-Scholes valuation encompassed the following assumptions: a risk-free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%. The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. As of February 28, 2021 and February 29, 2020, there were 528,507 and 190,000 exercisable warrants. At February 28, 2021, the outstanding warrants have a weighted average exercise price of $0.01; a weighted average remaining life of 2.83 years, and an intrinsic value of $6,300. At February 29, 2020, both the outstanding warrants and the exercisable warrants had a weighted average exercise price of $0.01; a weighted average remaining life of 3.83 years, and an intrinsic value of -$0-. The recorded amount of warrant expense for the twelve months ended February 28, 2021 and February 29, 2020 was $5,897 and $6,879, respectively.

Warrant activity for the twelve months ended February 28, 2021 and February 29, 2020 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2019	—	$—

Changes during the twelve months ended February 29, 2020:
Issued	2,100,000	0.01
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 29, 2020	2,100,000	$0.01
Warrants exercisable, February 29, 2020	190,000

Changes during the twelve months ended February 28, 2021:
Issued	—	$0.01
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28, 2021	2,100,000	$0.01
Warrants exercisable, February 28, 2021	528,507	$0.01

NOTE 14 — INCOME TAXES:

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2021	February 29, 2020
Computed at U.S. and state statutory rates (29.84%)	$(152,860)	$(225,186)
Permanent differences	15,342	111,854
Changes in valuation allowance	137,518	113,332
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2021	February 29, 2020
Deferred tax assets:
Net operating loss carryforwards	$5,587,416	$5,463,014
Oil and gas properties	63,438	50,322
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,744,879)	(5,607,361)
Total	$—	$—

At February 28, 2021, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,724,586, which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018 and 2020 period of $340,749 and $339,299, respectively, and the loss incurred for the year ended February 28, 2021 in the amount of $416,918 will not expire and will carry over indefinitely. The valuation allowance increased approximately $137,518 for the year ended February 28, 2021 and increased approximately $113,332 for the year ended February 29, 2020. Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

The above estimates are based upon management’s decisions concerning certain elections that could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly. The Company’s files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions. As a general rule, the Company’s tax returns for the fiscal years after 2016 currently remain subject to examinations by appropriate tax authorities. None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of February 28, 2021. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 16 — SUBSEQUENT EVENTS:

On March 15, 2021, the Company received $72,800 in funding through the second draw paycheck protection program (“PPP”) pursuant to The Economic Aid Act. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The loan is a five-year loan with a maturity date of March 6, 2026. The loan bears an annual interest rate of 1%. The monthly payment is $1,670 with the first payment due on July 6, 2022. It is the Company’s intent to apply for loan forgiveness under the provisions of the second draw PPP program. Loan forgiveness is subject to the sole approval of the SBA. The receipt of these funds will be reflected in the Company’s first quarter financial statements covering the three-month period ended May 31, 2021

NOTE 17 — SUPPLEMENTARY INFORMATION FOR CRUDE OIL PRODUCING ACTIVITIES (UNAUDITED)

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

	As of February 28, 2021	As of February 29, 2020
Proved leasehold costs
Mineral Interests	$115,119	$115,119
Wells, equipment and facilities	3,633,418	3,619,684
Total Proved Properties	3,748,537	3,734,803

Unproved properties
Mineral Interests	55,978	55,978
Uncompleted wells, equipment and facilities	—	—
Total unproved properties	55,978	55,978

Less accumulated depreciation, depletion amortization and impairment	(3,192,081)	(3,136,068)
Net capitalized costs	$612,434	$654,713

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2021	February 29, 2020
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	210
Development costs	11,871	—
Exploration costs	—	—
Total costs incurred	$11,871	$210

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2021	February 29, 2020
Oil and gas revenues	$404,901	$663,512
Production costs	(187,858)	(180,982)
Exploration expenses	(83)	(123)
Depletion, depreciation and amortization	(60,063)	(55,443)
Impairment of oil properties	—	—
Result of oil and gas producing operations before income taxes	156,897	426,964
Provision for income taxes	—	—
Results of oil and gas producing activities	$156,897	$426,964

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

As of February 28, 2021, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 28, 2019	454,261	—	454,261
Revisions(1)	40,003	—	40,003
Discoveries and extensions	12,726	—	12,726
Production	(11,013)	—	(11,013)
February 29, 2020	495,977	—	495,977
Revisions(2)	(50,784)	—	(50,784)
Discoveries and extensions	—	—	—
Production	(10,970)	—	(10,970)
February 28, 2021	434,223	—	434,223

(1)	The revisions of previous estimates resulted from an improvement of reservoir performance offset by lower realized crude oil prices in the energy markets.
(2)	The revisions of previous estimates resulted from a decrease in the estimated economic life of the reservoirs due to lower realized crude oil prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 28, 2019	118,114	118,114	336,147	336,147	454,261	454,261
February 29, 2020	113,779	113,779	382,198	382,198	495,977	495,977
February 28, 2021	95,120	95,120	339,103	339,103	434,223	434,223

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2021 and February 29, 2020 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2021 and February 29, 2020 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year. The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2021	February 29, 2020
Future cash inflows	$15,692,834	$29,585,007
Future production costs(1)	(8,076,769)	(13,481,167)
Future development costs	(2,510,625)	(3,063,750)
Future income tax expenses(2)	—	—
Future net cash flows	5,105,440	13,040,090
10% annual discount for estimated timing of cash flows	(3,457,022)	(8,387,948)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$1,648,418	$4,652,142

(1)	Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.
(2)	The Company has sufficient tax deductions and allowances related to proved crude oil and natural gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 28, 2021(1)	$36.91	$—
Year ended February 29, 2020(1)	$60.25	$—
Year ended February 28, 2019(1)	$63.58	$—

(1)	Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from March through February during each respective fiscal year.

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

	12 Months Ended
	February 28, 2021	February 29, 2020
Standardized measure of discounted future net cash flows at the beginning of the year	$4,652,142	$4,916,671
Extensions, discoveries and improved recovery, less related costs	—	48,310
Revisions of previous quantity estimates	(287,596)	463,375
Net changes in prices and production costs	(1,899,026)	57,891
Accretion of discount	465,214	491,667
Sales of oil produced, net of production costs	(217,043)	(482,530)
Development costs incurred during the period	—	—
Changes in future development costs	9,077	(9,152)
Changes in timing of future production	(1,074,350)	(834,090)
Net changes in income taxes	—	—
Standardized measure of discounted future net cash flows at the end of the year	$1,648,418	$4,652,142

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2021, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2021. In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

		Director
Name	Age	Since

Timothy R. Lindsey	69	2007
James F. Meara	68	2008
James F. Westmoreland	65	2008

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

In particular, the Governance Committee and the Board considered:

•	Mr. Lindsey’s over 40 year career as a successful senior executive in the energy industry, his extensive knowledge of the industry and his active participation in energy related professional organizations are also valuable assets to the Board. His knowledge and expertise in the energy business and management leadership regarding the issues affecting our business have been invaluable to the Board of Directors in overseeing the business affairs of our Company. Further, the Committee believes that his extensive background and service with other public companies in the energy and mining sectors and his technical expertise provide the Board with superior leadership and decision-making skills.
•	Mr. Meara’s education, executive leadership roles and 27 year work experience in finance, tax and accounting in the crude oil and natural gas industry provide the knowledge and financial expertise needed to serve on the Board and the Company’s audit committee.
•	Mr. Westmoreland’s over 40 year career in various operational financial and accounting capacities, including Vice President, Chief Accounting Officer, Controller and Corporate Secretary at a public crude oil and natural gas company along with his recent experience as President, Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company. The Board also considered his role in reorganizing the Company and his day-to-day management of the Company.

Information About Our Executive Officers

Executive officers are elected annually by our Board and serve at the discretion of the Board. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which such person was selected as an executive officer.

The following information concerns our executive officers, including the business experience of each during the past five years:

		Executive
Name	Age	Since	Office
James F. Westmoreland	65	2007	Chairman of the Board, President and Chief Executive Officer
Bennett W. Anderson	60	2006	Chief Operating Officer

James F. Westmoreland was elected Chairman of the Board of Directors in 2014, and appointed President and Chief Executive Officer and director in October 2008. He also serves as interim principal finance and accounting officer. Prior to that, he had been our Executive Vice President and Chief Financial Officer since April 2008. He also served as the Company’s interim Chief Financial Officer from December 2007 to April 2008. From August 2007 to December 2007, he consulted with the Company on various accounting and finance matters. Prior to that time, Mr. Westmoreland was employed in various financial and accounting capacities for The Houston Exploration Company for 21 years, including Vice President, Controller and Corporate Secretary, serving as its Vice President and Chief Accounting Officer from October 1995 until its acquisition by Forest Oil Corporation in June 2007. Mr. Westmoreland has over 40 years of experience in oil and gas operations, accounting, finance, corporate compliance and governance, both in the public and private sector. He earned his Bachelor of Business Administration in accounting from the University of Houston.

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

Legal Proceedings

As of the date hereof, it is the opinion of management that there is no material proceeding to which any other director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer, affiliate of the registrant, or security holder is a party adverse to the registrant or any of its subsidiaries or has a material interest adverse to the registrant or any of its subsidiaries.

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

Code of Ethics

Ethical Business Conduct Policy Statement and Code of Ethics for Senior Financial Officers

All of our employees, officers and directors are required to comply with our Ethical Business Conduct Policy Statement to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Ethical Business Conduct Policy covers all areas of professional conduct including:

— Conflicts of interest;

— Customer relationships;

— Insider trading of our securities;

— Financial disclosure;

— Protection of confidential information; and

— Strict legal and regulatory compliance.

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

The full text of our Ethical Business Conduct Policy Statement and the Code of Ethics for Senior Financial Officers are available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and are also available upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Rd., Suite A-211, Spokane Valley, Washington 99212.

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

During the fiscal year ended February 28, 2021, the Audit Committee met seven times. The Audit Committee operates under a charter that is available under the “Shareholder/Financial - Corporate Governance” section of our website at www.daybreakoilandgas.com and also upon request, without charge, by contacting the Corporate Secretary at Daybreak Oil and Gas, Inc., 1101 N. Argonne Road, Suite A 211, Spokane Valley, Washington 99212.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Named Executive Officers

Named executive officers consist of any individual who served as our Chief Executive Officer during the fiscal year ended February 28, 2021, and up to two of our most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended February 28, 2021. For the fiscal year ended February 28, 2021, under the smaller reporting company rules, our named executive officers are: James F. Westmoreland, President and Chief Executive Officer; and Bennett W. Anderson, our Chief Operating Officer (collectively, the “Named Executive Officers”). Executive officers are elected annually by our Board and serve at the discretion of the Board. There are no arrangements or understandings between any of the directors, officers, and other persons pursuant to which any such person was selected as an executive officer.

The following information concerns our Named Executive Officers for the fiscal year ended February 28, 2021.

		Executive
Name	Age	Since	Office
James F. Westmoreland	65	2007	President and Chief Executive Officer
Bennett W. Anderson	60	2006	Chief Operating Officer

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

Compensation Overview

This Compensation Overview discusses the material elements of the compensation awarded to, earned by or paid to our executive officers, and the Compensation Committee’s role in the design and administration of these programs and policies in making specific compensation decisions for our executive officers, including officers who are considered to be “Named Executive Officers” during the fiscal year ended February 28, 2021.

General Discussion of Executive Compensation

The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to our compensation philosophy. In doing so, the Compensation Committee reviews and approves on, at least, an annual basis the evaluation process and compensation structure for the Company’s Named Executive Officers. The Committee reviews and recommends to the Board the annual compensation, including salary, and any incentive and/or equity-based compensation for such officers. The Committee also provides oversight of management’s decisions concerning the performance and compensation of other employees.

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

For the fiscal years ended February 28, 2021 and February 29, 2020, compensation to our Named Executive Officers consisted solely of base salaries. The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers. After taking into consideration the Company’s current cost structure, financial position, and current compensation structure (discussed under the heading “Narrative Disclosure to Summary Compensation Table, Base Salaries”), the Board approved continuation of the current compensation structure. In addition, the full Board reviewed and discussed the performance and compensation of all of Daybreak’s employees.

The elements of compensation are described in more detail under “Narrative Disclosure to Summary Compensation Table”, below, beginning on page 80 of this Form 10-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation paid to or earned by our Named Executive Officers during the fiscal years ended February 28, 2021 and February 29, 2020.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
James F. Westmoreland(1)	February 28, 2021	65,625(2)	—	—	65,625(2)
President and Chief Executive Officer	February 29, 2020	93,750(3)	—	—	93,750(3)
Bennett W. Anderson	February 28, 2021	39,113(4)	—	—	39,113(4)
Chief Operating Officer	February 29, 2020	55,875(5)	—	—	55,875(5)

(1)	Mr. Westmoreland commenced his employment on December 14, 2007 as the Company’s interim Chief Financial Officer and was appointed Executive Vice President and Chief Financial Officer in April 2008. He was appointed to the position of President and Chief Executive Officer of the Company in October 2008 and also continues to serve as the interim principal finance and accounting officer of the Company.
(2)	As a result of the effect of low oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 28, 2021. During the fiscal year ended February 28, 2021, Mr. Westmoreland was paid $37,500; and $28,125 was accrued, but not paid. The accrued liability was recorded on our balance sheet under accrued liabilities.
(3)	As a result of the effect of declining oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Westmoreland deferred partial salary payments during the fiscal year ended February 29, 2020. During the fiscal year ended February 29, 2020, Mr. Westmoreland was paid $75,000; and $18,750 was accrued, but not paid. The accrued liability was recorded on our balance sheet under accrued liabilities. Effective June 1, 2019, Mr. Westmoreland agreed to forgive all deferred salary owed him by the Company, totaling $943,750, (which includes the previously accrued, but not paid $18,750 for the FYE2/29/20) and reduce his annual base salary by 50%, to $75,000.
(4)	As a result of the effect of low oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Anderson deferred partial salary payments during the fiscal year ended February 28, 2021. During the fiscal year ended February 28, 2021, Mr. Anderson was paid $22,350; and $16,763 was accrued, but not paid.
(5)	As a result of the effect of declining oil prices on the Company’s cash flow; and the lack of outside financing, Mr. Anderson deferred partial salary payments during the fiscal year ended February 29, 2020. During the fiscal year ended February 29, 2020, Mr. Anderson was paid $44,700; and $11,175 was accrued, but not paid. Effective June 1, 2019, the Company ended its policy of deferring base salary amounts of its Named Executive Officers and key employees, and reduced base salaries by 50%, but will continue to owe previously deferred amounts to these individuals.

Narrative Disclosure to Summary Compensation Table

Base Salaries

The Board, with the assistance of the Compensation Committee, has reviewed the compensation structure of the Company’s Named Executive Officers. After taking into consideration the Company’s current cost structure and financial position, on August 22, 2019, the Compensation Committee, along with the Board of Directors entered into a series of arrangements with its Named Executive Officers, as well as its board of directors and other key employees. As part of these efforts, Mr. Westmoreland agreed to forgive deferred salary owed him by the Company, totaling $943,750, and to reduce his annual base salary by 50%, to $75,000. The Company also ended its policy of deferring base salary amounts of its other Named Executive Officer and key employees, and temporarily reduced such executive and employee’s base salaries by 50%, but will continue to owe previously deferred amounts to these individuals. These changes were agreed to by each affected person and were deemed to take effect as of June 1, 2019. This structure is expected to remain in place, and at least annually, the Committee will re-evaluate these actions, at which time the board of directors will re-evaluate the policy in light of the Company’s financial status.

Outstanding Equity Awards at Fiscal Year-End

The Company has no unvested outstanding restricted stock awards held by our Named Executive Officers for the fiscal year ended February 28, 2021. The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

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

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) places a $1 million per executive cap on the compensation paid to executives that can be deducted for tax purposes by publicly traded corporations each year. Amounts that qualify as “performance based” compensation under Section 162(m)(4)(c) of the Code are exempt from the cap and do not count toward the $1 million limit if certain requirements are satisfied. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Code will be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our Named Executive Officers for the fiscal year ended February 28, 2021.

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

On August 22, 2019 The Compensation Committee, along with the Board of Directors agreed to forgive 50% of all accrued, deferred board fees owed to them, and to temporarily discontinue future board fees. These changes deemed to take effect as of June 1, 2019, and at least annually, the Compensation Committee will re-evaluate the policy taking into consideration the Company’s financial status. All details can be seen in the Director Summary Compensation Table below on page 82.

On August 27, 2020 the Compensation Committee, along with the Board of Directors agreed to revise the Director Compensation Policy to remove awards of all shares mentioned from the Board of Directors’ Compensation under the Non-Employee Director Compensation Policy. The Compensation Committee will re-evaluate the policy at least annually, taking into consideration the Company’s financial status.

Director Summary Compensation Table

Members of our board of directors are reimbursed for actual expenses incurred in attending Board meetings. The table below provides information concerning compensation paid to, or earned by, directors for the fiscal year ended February 28, 2021(1).

Name	Fees Earned Or Paid in Cash(2) ($)	All other compensation ($)	Total(2) ($)

Timothy R. Lindsey	—	—	—
James F. Meara	—	—	—

(1)	As an employee director, Mr. James F. Westmoreland did not receive any compensation for serving on the Board of Directors during the fiscal year ended February 28, 2021. Only non-employee directors receive compensation for serving on the Board of Directors.
(2)	As a result of the Company’s limited available cash, the Board of Directors, beginning in June 2010 postponed receiving payments of meeting fees and quarterly retainer fees until cash flow would allow. On August 22, 2019, the board of directors agreed to forgive 50% of accrued, deferred board fees owed to them, and to temporarily discontinue future board fees, deemed to take effect as of June 1, 2019. The Compensation Committee will re-evaluate the policy at least annually, taking into consideration the Company’s financial status.
(3)	Payment of any accrued fees will not be made until cash flow would allow. This liability is recorded on our balance sheet under accrued liabilities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Our four directors and officers of the Company, together own and control about 14.9% percent of our outstanding common stock.

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

As of May 25, 2021, based on information available to the Company, the following table shows the beneficial ownership of the Company’s voting securities (Common Stock and Series A Convertible Preferred stock) by: (i) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each current executive officer of the Company named in the Summary Compensation Table appearing on page 80; and (iv) all of the current directors and executive officers of Daybreak as a group. The address of each of the beneficial owners, except where otherwise indicated, is the Company’s address. Unless otherwise indicated, each person shown below has the sole power to vote and the sole power to dispose of the shares of voting stock listed as beneficially owned.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1,2)	Warrants Currently Exercisable or Exercisable Within 60 Days(3)	Total Beneficial Holdings	Percent of Class(4)(5) (Less than 1% not shown)
Common Stock
	Timothy R. Lindsey, Director	910,000	-	910,000	1.5

	James F. Meara, Director	160,000	-	160,000	*

	James F. Westmoreland, President and Chief Executive Officer and Director	7,558,758(6)	-	7,558,758(6)	12.5

	Bennett W. Anderson, Chief Operating Officer	400,000	-	400,000	*

	All (4) directors and executive officers as a group	9,028,758	-	9,028,758	14.9
Series A Convertible Preferred Stock(7)
	Tensas River Farms I,II,III 551 Lawrence 5470 Alicia, AR 72410	66,667	-	66,667	9.4

	Summittcrest Capital Partners 50 California St., Suite 450 San Francisco, CA 94111	58,333	-	58,333	8.2

(1)	Includes shares believed to be held directly or indirectly by 5% or higher shareholders, directors and executive officers that have voting power and/or the power to dispose of such shares. Unless otherwise noted, each individual or member of the group has the sole power to vote and the sole power to dispose of the shares listed as beneficially owned.
(2)	To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has (A) sole voting power, (B) shared voting power, (C) sole investment power, or (D) shared investment power and the right to acquire within sixty days (from May 25, 2021).
(3)	To reflect “beneficial ownership” as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, this column includes shares as to which each individual has the right to acquire within sixty days (from May 25, 2021).
(4)	Based upon 60,491,122 shares of common stock outstanding as of May 25, 2021 entitled to one vote per share within 60 days of May 25, 2021.
(5)	Ed Capko (Bear to Bull Investor Relations, LLC) is the holder of a warrant, and beneficial ownership, which includes the 528,507 shares underlying the warrant held by him that are exercisable within 60 days of May 25, 2021. Mr. Capko’s total holdings consist of 2,490,000 shares of common stock and 2,100,000 shares underlying the warrant provided, however, that this warrant shall not vest as to any Shares (and instead vesting will continue with respect to such Shares until the restriction no longer applies) to the extent such vesting would cause the Subscriber’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) of more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The Warrant would become vested and exercisable as follows; as to 1/3 of the Shares on January 2, 2020; as to 1/3 of the Shares on January 2, 2021; and as to 1/3 of the Shares on January 2, 2022. The Warrant will expire at the close of business on the Expiration Date set forth, as January 2, 2024, or earlier as provided in the Warrant. Notwithstanding the foregoing, this Warrant will terminate on any earlier date when the Warrant has been exercised as to all Shares. Under the terms of the restriction limiting the vesting of no more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock, on January 2, 2020; 190,000 shares underlying the warrant became vested and exercisable; and on July 13, 2020, 338,507 shares underlying the warrant became vested and exercisable. The total number of shares vested and exercisable are 528,507; with 1,571,493 un-exercisable shares underlying the warrant remaining. Mr. Capko’s total beneficial holdings, include 490,000 shares held in “street name” in a broker account; 2,000,000 wholly-owned shares and 528,507 shares underlying the warrant held by him that are exercisable within 60 days of May 25, 2021.

(6)	This includes 6,958,758 shares converted under the terms of a Convertible Note Purchase Agreement with Mr. Westmoreland, the Company’s Chairman, President and Chief Executive Officer. He loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of 180 days, or July 12, 2020 and carried no interest, fees or penalties. On July 13, 2020, the note payable was converted to 6,958,758 shares of the Company’s common stock. The note payable had a conversion formula of $0.004 per share.
(7)	The Series A Convertible Preferred (“Preferred”) stock has the ability to vote together with the common stock with a number of votes equal to the number of shares of common stock to be issued upon conversion of the Preferred shares. Each share of Series A Convertible Preferred stock can be converted to three common stock shares at any time. As of May 25, 2021, 709,568 shares of Daybreak Series A Convertible Preferred stock were outstanding.

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

The Company’s Chairman, President and Chief Executive Officer had loaned to the Company in previous fiscal years ended February 29, 2012 and February 28, 2013 an aggregate $250,100 that was used for a variety of corporate purposes. During the fiscal year ended February 29, 2020, in connection with its debt reduction efforts, the Company entered into a Note Payoff Agreement with this related party. Pursuant to the Note Payoff Agreement, the Company issued as payment in full of the Notes, a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California and Michigan. The production payment interest was granted for a deemed consideration amount of the balance of the Notes and made pursuant to a Production Payment Interest Purchase Agreement dated as of August 22, 2019. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program. For further information on the production revenue program refer to the “Production Revenue Payable” beginning on page 41. During the twelve months ended February 29, 2020, this same officer loaned the Company $27,835 for general operating expenses under a Convertible Note Purchase Agreement. The Note had a maturity date of 180 days, or July 12, 2020 and carried no interest, fees or penalties. If the Note was not repaid in full on or before the Maturity Date then, on the day following the Maturity Date, the Note automatically converted into that number of Conversion Shares equal to the quotient obtained by dividing (x) the outstanding principal balance of the Note on the date of such conversion by (y) a Conversion Price of $0.004. During the twelve months ended February 28, 2021, there were 6,958,758 common stock shares issued to settle that related party note payable debt.

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with the Company’s President and Chief Executive Officer for an aggregate principal amount of $155,548.34. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

The Note and Deed of Trust were each reviewed and approved by the Company’s board of directors, including all disinterested directors, all the members of the Nominating and Corporate Governance Committee, and were approved pursuant to the Company’s Related Party Transactions policy. The terms of the Note are more favorable to the Company than the financing available to the Company from a third party. For further information on the production revenue program refer to the “Production Revenue Payable” beginning on page 41.

The Company’s Chief Operating Officer, Bennett Anderson is 50% owner in Great Earth Power a Company that provides a portion of the electrical service for Daybreak’s production operations at its East Slopes Project in Bakersfield, California. Great Earth Power began providing solar powered electricity for the Company’s production operations in California in September 2020. Mr. Anderson received approximately $9,000 from Great Earth Power in our fiscal year ended February 28, 2021.

Mr. Anderson is also a 50% owner in ABPlus Net Holdings a Company that provides tank rentals to the Company for its production operations in Kern County California. The Company began renting tanks from ABPlus Net Holdings in November 2020. Mr. Anderson received approximately $2,440 from ABPlus Net Holdings in our fiscal year ended February 28, 2021.

Great Earth Power provides solar electricity and ABPlus Net Holdings provides tank rentals to Daybreak at very reasonable rates, saving the Company significant money.

All transactions were reviewed and approved by the Company’s board of directors, including all disinterested directors, all the members of the Compensation Committee and all the members of the Nominating and Corporate Governance Committee, and were approved pursuant to the Company’s Related Party Transactions policy.

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

Consistent with these considerations, after review of all relevant transactions and/or relationships between each director and any of his family members and Daybreak, its senior management and its independent registered public accountants, the Board affirmatively determined that two of the current directors, Messrs. Timothy R. Lindsey, and James F. Meara are independent. Mr. James F. Westmoreland, our President and Chief Executive Officer, is not independent. Beginning July 1, 2013, directors serving on the Company’s compensation committee must also comply with the additional, more stringent requirements as set forth in Section 805(c) of the NYSE American (formerly NYSE MKT LLC) Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Independent Registered Public Accountants

A summary of fees for professional services performed by MaloneBailey, LLP (“MaloneBailey”) for the audit of our financial statements for the fiscal years ended February 28, 2021 and February 29, 2020 is set forth in the table below:

Services Rendered	Fees Billed for the Fiscal Year Ended February 28 2021	Fees Billed for the Fiscal Year Ended February 29, 2020
Audit fees	$70,000	$70,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$70,000	$70,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

3.01	Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated July 17, 2009 (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for year ended February 28, 2010).

3.02	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008).

4.01+	Specimen Stock Certificate

4.02	Description of Securities (incorporated by reference to Exhibit 4.02 of the Company’s Annual Report on Form 10-K for year ended February 28, 2019).

4.03	Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 on July 18, 2006, and incorporated by reference herein. (filed as part of the Articles of Amendment to the Articles of Incorporation of Daybreak Oil and Gas, Inc. dated June 30, 2006.))

4.04	Form of 12% Subordinated Note due 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

4.05	Form of Warrant in connection with 12% Subordinated Notes (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

4.06	Form of Amendment to 12% Subordinated Note due 2015 and Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for year ended February 28, 2015).

4.07	Form of Second Amendment to 12% Subordinated Note due 2017 and Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2017).

4.08	Warrant Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated November 27, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2019).

10.01	Prospect review and non-competition agreement for California project (incorporated by reference to Exhibit 10vi of the Company’s SB-2/A filed on December 28, 2006).

10.02	Prospect review agreement for California project (incorporated by reference to Exhibit 10x of the Company’s SB-2/A filed on December 28, 2006).

10.03	Form of Subscription Agreement for 12% Subordinated Note due 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

10.04	Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2011).

10.05	Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012).

10.06	Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2011).

10.07	Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2020).

10.11	Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012).

10.12	Promissory Note, dated December 22, 2020, by and between Daybreak Oil and Gas, Inc. and James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2020).

10.30	Securities Purchase Agreement dated December 27, 2018 by and between Daybreak Oil and Gas, Inc. and Maximilian Resources, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2019).

10.31	Production Payment Interest Purchase Agreement dated December 27, 2018 by and among Daybreak Oil and Gas, Inc. and the purchasers named therein. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on January 3, 2019).

10.32	Consulting Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated October 8, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2019).

10.33	Form of Convertible Note Purchase Agreement and Note, issued by the Company by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland dated as of January 14, 2020. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2020).

23.1+	Consent of PGH Petroleum and Environmental Engineers, LLC

31.1+	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2021

101.INS       XBRL Instance Document *

101.SCH       XBRL Taxonomy Schema *

101.CAL       XBRL Taxonomy Calculation Linkbase *

101.DEF       XBRL Taxonomy Definition Linkbase *

101.LAB       XBRL Taxonomy Label Linkbase *

101.PRE       XBRL Taxonomy Presentation Linkbase *

+ Filed herewith.

* Furnished herewith.

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
Date: May 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ TIMOTHY R. LINDSEY
	James F. Westmoreland		Timothy R. Lindsey
	Director / President and Chief Executive Officer		Director
	Date: May 27, 2021		Date: May 27, 2021

By:	/s/ JAMES F. MEARA
James F. Meara
Director
Date: May 27, 2021

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

Royalty.  An interest in a crude oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.  Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

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

Working interest.  An interest in a crude oil and natural gas lease that gives the owner of the interest the right to drill for and produce crude oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

Workover.  Operations on a producing well to restore or increase production.

