Form 10-Q
period 2021-05-31
DAYBREAK OIL & GAS, INC.
filed 2021-07-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 14, 2021 the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of May 31, 2021	As of February 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,723	$33,528
Accounts receivable:
Crude oil sales	94,690	108,993
Joint interest participants	51,029	79,411
Prepaid expenses and other current assets	33,817	61,307
Total current assets	292,259	283,239

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	546,288	556,456
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Vehicles and equipment, net	7,975	—
Total long-term assets	626,693	628,886
Total assets	$918,952	$912,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,707,919	$1,710,922
Accounts payable – related parties	1,023,004	988,966
Accrued interest	136,186	123,659
Note Payable	120,000	120,000
Note payable - related party, current, net of unamortized discount of $729 and $728, respectively	7,927	7,870
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable, current, net of unamortized discount	98,336	111,753
Line of credit	832,796	840,904
Total current liabilities	4,491,168	4,469,074

LONG TERM LIABILITIES:
Paycheck protection program (PPP) second-draw loan	72,800	—
Note payable - related party, net of current portion and net unamortized discount of $9,897 and $10,080, respectively	133,457	135,460
Production revenue payable, net of unamortized discount and current portion	1,435,611	1,391,669
Asset retirement obligation	34,233	33,062
Total long-term liabilities	1,676,101	1,560,191
Total liabilities	6,167,269	6,029,265

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 60,491,122 shares issued and outstanding, respectively	60,491	60,491
Additional paid-in capital	24,252,030	24,250,556
Accumulated deficit	(29,561,548)	(29,428,897)
Total stockholders’ deficit	(5,248,317)	(5,117,140)
Total liabilities and stockholders’ deficit	$918,952	$912,125

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited
	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020
REVENUE:
Crude oil sales	$147,300	$69,199

OPERATING EXPENSES:
Production	46,726	39,195
Depreciation, depletion and amortization	13,948	14,159
General and administrative	167,625	152,369
Total operating expenses	228,299	205,723
OPERATING LOSS	(80,999)	(136,524)

OTHER EXPENSE:
Gain on asset disposal	9,614	—
Interest expense, net	(61,266)	(60,473)

NET LOSS	(132,651)	(196,997)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(164,842)	$(229,188)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.003)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,491,122	53,532,364

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit - Unaudited

For the Three Months Ended May 31, 2021 and 2020

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(132,651)	(132,651)

BALANCE, MAY 31, 2021	709,568	$710	60,491,122	$60,491	$24,252,030	$(29,561,548)	$(5,248,317)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Issuance of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	$710	53,532,364	$53,532	$24,225,257	$(29,113,629)	$(4,834,130)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,651)	$(196,997)
Adjustments to reconcile net cash used in operating activities:
Depreciation, depletion and ARO expense	13,948	14,159
Amortization of debt discount	30,707	31,970
Operating lease expense in conjunction with right of use asset	—	2,196
Warrant issued for investor relations services	1,474	1,474
Changes in assets and liabilities:
Accounts receivable – crude oil sales	14,303	19,219
Accounts receivable - joint interest participants	28,382	(14,256)
Prepaid expenses and other current assets	27,490	22,383
Accounts payable and other accrued liabilities	26,229	(10,186)
Accounts payable - related parties	34,038	7,144
Operating lease liability change in conjunction with right of use asset	—	(2,196)
Accrued interest	19,419	19,813
Net cash provided by (used in) operating activities	63,339	(105,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vehicles and equipment	(8,500)	—
Additions to oil and gas properties	(2,084)	—
Net cash used in investing activities	(10,584)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program (PPP) loan	72,800	74,355
Insurance financing repayments	(29,232)	(16,960)
Payments to note payable – related party	(2,128)	—
Payments to line of credit	(15,000)	(15,000)
Net cash provided by financing activities	26,440	42,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,195	(62,882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,528	94,043
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,723	$31,161

CASH PAID FOR:
Interest	$4,169	$1,224
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$6,892	$7,389

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Originally incorporated as Daybreak Uranium, Inc., (“Daybreak Uranium”) on March 11, 1955, under the laws of the State of Washington, Daybreak Uranium was organized to explore for, acquire, and develop mineral properties in the Western United States. In August 1955, the assets of Morning Sun Uranium, Inc. were acquired by Daybreak Uranium. In May 1964, Daybreak Uranium changed its name to Daybreak Mines, Inc. During 2005, management of the Company decided to enter the crude oil and natural gas exploration, development and production industry. On October 25, 2005, the Company shareholders approved a name change from Daybreak Mines, Inc. to Daybreak Oil and Gas, Inc. (referred to herein as “Daybreak” or the “Company”) to better reflect the business of the Company.

All of the Company’s crude oil production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors may include the level of global demand for petroleum (hydrocarbon) products; foreign supply of crude oil and natural gas; the establishment of and compliance with production quotas by oil-exporting countries; the relative strength of the U.S. dollar; weather conditions; the price and availability of alternative fuels; overall economic conditions, both foreign and domestic; crude oil price disputes between OPEC and non-OPEC members; and national and international pandemics like the coronavirus outbreak.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The accounting policies most affected by management’s estimates and assumptions are as follows:

•	The reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization and to determine the amount of any impairment of proved properties;
•	The valuation of unproved acreage and proved crude oil properties to determine the amount of any impairment of crude oil properties;
•	Judgment regarding the productive status of in-progress exploratory wells to determine the amount of any provision for abandonment;
•	Estimates regarding abandonment obligations; and
•	Estimates regarding projected cash flows used in determining the production revenue payable discount.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of May 31, 2021 has an accumulated deficit of $29.6 million and a working capital deficit of $4.2 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated travel restrictions to and from other countries. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. In February 2021, the Company applied for full loan forgiveness and later that month was notified by our lender that the SBA had forgiven our original loan in full. On March 15, 2021, the Company received $72,800 in funding through the SBA second draw paycheck protection program. Second Draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay for mortgage interest, rent and utilities over a 24 week period. The Company plans on also applying for loan forgiveness on this PPP second draw loan.

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

Daybreak’s financial statements as of May 31, 2021 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At May 31, 2021 and February 28, 2021 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $94,690 and $108,993 at May 31, 2021 and February 28, 2021, were from one customer, Plains Marketing; and represent crude oil sales that occurred in May and February 2021, respectively.

Joint interest participant receivables balances of $51,029 and $79,411 at May 31, 2021 and February 28, 2021, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2021 and February 28, 2021, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at May 31, 2021 and February 28, 2021 are set forth in the table below.

	May 31, 2021	February 28, 2021
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,294,008	2,291,924
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,750,621	3,748,537
Accumulated depletion, depreciation, amortization and impairment	(3,204,333)	(3,192,081)
Total proved crude oil properties, net	$546,288	$556,456
Unproved leasehold costs	55,978	55,978
Total proved and unproved crude oil properties, net	$602,266	$612,434

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the original $1.5 million liability, approximately $244,849 remains unpaid and is included in the May 31, 2021 and February 28, 2021, accounts payable balance. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At May 31, 2021 and February 28, 2021, the balance owed this working interest partner was $84,132 and $88,905, respectively, and is included in the approximate $1.71 million and $1.71 million accounts payable balances at May 31, 2021 and February 28, 2021, respectively.

NOTE 6 — RELATED PARTIES TRANSACTIONS:

The May 31, 2021 and February 28, 2021 accounts payable – related parties balances of approximately $1.0 million and $0.99 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any of these deferred items has been delayed until the Company’s cash flow situation improves.

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the three months ended May 31, 2021, Great Earth Power and ABPlus Net Holdings were paid $6,300 and $3,840, respectively.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At May 31, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $29,000 and $26,000 at May 31, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the three months ended May 31, 2021, the Company made principal payments of $2,128 and amortized debt discount of $182. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Note payable –related party, current portion	$8,656	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$7,927	$7,870

Note payable –related party long-term balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Note payable – related party, non-current	$143,354	$145,540
Unamortized debt issuance expenses	(9,897)	(10,080)
Note payable– related party, non-current, net	$133,457	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending May 31
2022	$7,927
2023	8,159
2024	8,397
2025	8,642
2026	8,893
Thereafter	99,366
Total	$141,384

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of May 31, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at May 31, 2021 and February 28, 2021 was $357,132 and $340,042, respectively.

12% Note balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest received a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of May 31, 2021, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,077,642 as of May 31, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2021 and 2020, amortization of the debt discount on these payables amounted to $30,525 and $31,970, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Estimated payments of production revenue payable	$2,029,742	$2,000,258
Less: unamortized discount	(495,795)	(496,836)
	1,533,947	1,503,422
Less: current portion	(98,336)	(111,753)
Net production revenue payable – long term	$1,435,611	$1,391,669

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

During the three months ended May 31, 2021 and 2020, the Company did not receive any advances on the line of credit. During the three months ended May 31, 2021 and 2020, the Company made payments to the line of credit of $15,000 and $15,000, respectively. Interest converted to principal for the three months ended May 31, 2021 and 2020 was $6,892 and $7,389, respectively. At May 31, 2021 and February 28, 2021, the line of credit had an outstanding balance of $832,796 and $840,904, respectively.

Paycheck Protection Program (PPP) Loans

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. On February 12, 2021, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness was subject to the sole approval of the SBA. On February 23, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The second-draw loan is a five-year loan with a maturity date of March 6, 2026. The loan bears an annual interest rate of 1%. The monthly payment is $1,670 with the first payment due on July 6, 2022. We intend to use the loan proceeds to partially subsidize direct payroll, rent and utility expenses. It is the Company’s intent to apply for loan forgiveness for the PPP Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of May 31, 2021, we had no encumbrances on our crude oil project in Michigan.

NOTE 8 — GAIN ON ASSET DISPOSAL:

During the three months ended May 31, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

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

Rent expense for the three months ended May 31, 2021 and 2020 was $5,947 and $5,872, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At May 31, 2021 and February 28, 2021, there were 709,568 shares issued and outstanding, that had not been converted into our common stock. As of May 31, 2021 and February 28, 2021, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
February 28, 2021	—	—	—
May 31, 2021	—	—	—
Totals	690,197	2,070,591	44

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

As of May 31, 2021 no dividends have been declared or paid. Dividends earned since issuance by fiscal year and the three months ended May 31, 2021 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
May 31, 2021	56	32,191
		$2,385,830

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 60,491,122 shares were issued and outstanding as of May 31, 2021 and February 28, 2021, respectively.

NOTE 11 — WARRANTS:

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services. The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the three year vesting period of the warrants. The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%. The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The warrants vest in equal parts over a three year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At May 31, 2021, both the outstanding warrants and the exercisable warrants have a weighted average exercise price of $0.01, a weighted average remaining life of 2.58 years. The outstanding warrants an intrinsic value of $56,700, while the exercisable warrants have an intrinsic value of $14,270. For the three months ended May 31, 2021 and 2020, the recorded amount of warrant expense was $1,474 and $1,474, respectively.

Warrant activity for the three months ended May 31, 2021 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2021	2,100,000	$0.01

Changes during the three months ended May 31, 2021:
Issued	—	$—
Expired / cancelled / forfeited	—	$—
Warrants outstanding, May 31, 2021	2,100,000	$0.01
Warrants exercisable, May 31, 2021	528,507	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2021	February 28, 2021
Computed at U.S. and state statutory rates (40%)	$(39,583)	$(152,860)
Permanent differences	10,006	15,342
Changes in valuation allowance	29,577	137,518
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2021	February 28, 2021
Deferred tax assets:
Net operating loss carryforwards	$5,613,903	$5,587,416
Crude oil properties	66,528	63,438
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,774,456)	(5,744,879)
Total	$—	$—

At May 31, 2021, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,813,351 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the year ended February 28, 2018 of $340,749; the loss incurred for the year ended February 29, 2020 of $339,299; the loss incurred for the year ended February 28, 2021 of $416,918 and the loss incurred for three months ended May 31, 2021 in the amount of $88,765 will not expire and will carry over indefinitely. The valuation allowance increased $29,577 for the three months ended May 31, 2021 and increased approximately $137,518 for the year ended February 28, 2021, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

The above estimates are based on management’s decisions concerning elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause estimates to vary significantly. The Company files federal income tax returns with the United States Internal Revenue Service and state income tax returns in various state tax jurisdictions. As a general rule the Company’s tax returns for the fiscal years after 2016 currently remain subject to examinations by appropriate tax authorities. None of our tax returns are under examination at this time.

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

The Company is not aware of any environmental claims existing as of May 31, 2021. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2021 and in our Annual Report on Form 10-K for the year ended February 28, 2021. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated severe travel restrictions to and from other countries. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil and natural gas, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2021 and in this Form 10-Q for the three months ended May 31, 2021 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our long-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil and natural gas properties and on the prevailing sales prices for crude oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of depressed prices, such as we have experienced in the last 15 months, will have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective crude oil and natural gas properties and funding projects that we believe have the potential to produce crude oil and natural gas in commercial quantities. We conduct all of our drilling, exploration and production activities in the United States, and all of our revenues are derived from sales to customers within the United States. Currently, we are in the process of developing a multi-well oilfield project in Kern County, California and an exploratory joint drilling project in Michigan.

Our management cannot provide any assurances that Daybreak will ever operate profitably. While, in the past, we have had positive cash flow from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 and in Part III, Item 1A. Risk Factors of this 10-Q Report. Throughout this Quarterly Report on Form 10-Q, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of crude oil equivalent (“BOE”).

Below is brief summary of our crude oil projects in California and Michigan. Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2021 for more information on our multi-well oilfield project in California and our exploratory joint drilling project in Michigan.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the three months ended May 31, 2021, we had production from 20 crude oil wells. Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is a sustained improvement in crude oil prices and additional financing is in put in place. We do not plan to make any capital investments within the East Slopes Project area in the 2021-2022 fiscal year if no new financing is in place. If new financing is secured, we plan to spend approximately $435,000 drilling three development wells in the 2021-2022 fiscal year.

Michigan Acreage Acquisition

In January 2017, we acquired a 30% working interest in 1,400 acres in the Michigan Basin. Multiple drilling targets were identified through a 2-D seismic interpretation. A 3-D seismic survey was obtained in January and February of 2017 on the first prospect. An analysis of the 3-D seismic survey confirmed the first prospect originally identified on the 2-D seismic, as well as several additional drilling locations. We have plans to obtain an additional 3-D survey on the second prospect after drilling a well on the first prospect, however the two prospects are independent of each other and the success or lack of results of either prospect does not affect the potential of the other prospect. The wells will be drilled vertically with conventional completions and no hydraulic fracturing is anticipated. With the settlement of our debt obligations to a former lender in December 2018, we acquired an additional 40% working interest, bringing our aggregate working interest to 70% in Michigan. The first well is expected to be drilled when additional financing is secured.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of May 31, 2021, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Three Months Ended May 31, 2021 compared to the Three Months Ended May 31, 2020

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

There continues to be a significant amount of volatility in crude oil prices and a dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices for the three months ended May 31, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI price and the average realized crude oil sales price for the three months ended May 31, 2021 and 2020 is shown in the table below:

	Three Months Ended
	May 31, 2021	May 31, 2020	Percentage Change
Average three month WTI crude oil price (Bbl)	$63.07	$24.77	154.6%
Average three month realized crude oil sales price (Bbl)	$61.65	$24.29	153.8%

For the three months ended May 31, 2021, the average WTI price was $63.07 and our average realized crude oil sale price was $61.65, representing a discount of $1.42 per barrel or 2.3% lower than the average WTI price. In comparison, for the three months ended May 31, 2020, the average WTI price was $24.77 and our average realized sale price was $24.29 representing a discount of $0.48 per barrel or 1.9% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended May 31, 2021 increased $78,101 or 112.9% to $147,300 in comparison to revenue of $69,199 for the three months ended May 31, 2020. The average realized sale price of a barrel of crude oil for the three months ended May 31, 2021 was $61.65 in comparison to $24.29 for the three months ended May 31, 2020. The 2019 novel coronavirus (“COVID-19") that has spread to countries throughout the world including the United States had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices for the three months ended May 31, 2020. The increase in the average realized sale price of a barrel of crude oil of $37.36 or 153.8% accounted for 136.3% of the increase in revenue for the three months ended May 31, 2021, offset by a decline of 36.3% in revenue due to the 16.1% decline in production volume.

Our net sales volume for the three months ended May 31, 2021 was 2,389 barrels of crude oil in comparison to 2,849 barrels sold for the three months ended May 31, 2020. This decrease in crude oil sales volume of 460 barrels or 16.1% was primarily due to the timing of oil sales that occurred for the three months ended May 31, 2021.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended May 31, 2021 was from 20 wells resulting in 1,809 well days of production in comparison to 1,838 well days of production for the three months ended May 31, 2020.

Our crude oil sales revenue for the three months ended May 31, 2021 and 2020 is set forth in the following table:

	Three Months Ended May 31, 2021		Three Months Ended May 31, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$147,300	100.0%	$69,199	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2021 was $61.65 in comparison to $24.29 for the three months ended May 31, 2020, representing an increase of $37.36 or 153.8% per barrel.

Operating Expenses

Our total operating expenses for the three months ended May 31, 2021 were $228,299, an increase of $22,576 or 11.0% compared to $205,723 for the three months ended May 31, 2020. Operating expenses for the three months ended May 31, 2021 and 2020 are set forth in the table below:

	Three Months Ended May 31, 2021			Three Months Ended May 31, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$46,726	20.5%		$39,195	19.0%
Exploration and drilling expenses	—	0.0%		—	0.0%
Depreciation, depletion, amortization (“DD&A”)	13,948	6.1%		14,159	6.9%
General and administrative (“G&A”) expenses	167,625	73.4%		152,369	74.1%
Total operating expenses	$228,299	100.0%	$95.56	$205,723	100.0%	$72.21

Production expenses include expenses associated with the production of crude oil. These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production. For the three months ended May 31, 2021, these expenses increased by $7,531 or 19.2% to $46,726 in comparison to $39,195 for the three months ended May 31, 2020. For the three months ended May 31, 2021 and 2020, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended May 31, 2021 and 2020 were $19.56 and $13.76, respectively. Production expenses represented 20.5% and 19.0% of total operating expenses for the three months ended May 31, 2021 and 2020, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the three months ended May 31, 2021, these expenses were $-0- in comparison to $-0- for the three months ended May 31, 2020. Exploration and drilling expenses represented 0.0% of total operating expenses for the three months ended May 31, 2021 and 2020, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the three months ended May 31, 2021, DD&A expenses decreased $211 or 1.5% to $13,948 in comparison to $14,159 for the three months ended May 31, 2020. On a BOE basis DD&A expense was $5.84 and $4.97 for the three months ended May 31, 2021 and 2020, respectively. DD&A and impairment expenses represented 6.1% and 6.9% of total operating expenses for the three months ended May 31, 2021 and 2020, respectively.

General and administrative (“G&A”) expenses include the salaries of five employees, including management. Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the three months ended May 31, 2021, these expenses increased $15,256 or 10.0% to $167,625 in comparison to $152,369 for the three months ended May 31, 2020. For the three months ended May 31, 2021, we received, as Operator, administrative overhead reimbursement of $13,322 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 73.4% and 74.1% of total operating expenses for the three months ended May 31, 2021 and 2020, respectively.

During the three months ended May 31, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

Interest expense, net for the three months ended May 31, 2021 increased $793 or 1.3% to $61,266 in comparison to $60,473 for the three months ended May 31, 2020.

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated travel restrictions to and from other countries. This widespread health crisis and the governmental restrictions associated with it, adversely affected demand for oil and gas, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, had a negative impact our operations, and financial condition for the three months ended May 31, 2020 and the twelve months ended February 28, 2021 as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provided small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. In February 2021, the Company applied for full loan forgiveness and later that month was notified by our lender that the SBA had forgiven our original loan in full. On March 15, 2021, the Company received $72,800 in funding through the SBA second draw paycheck protection program. Second Draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay for mortgage interest, rent and utilities over a 24 week period. We plan on also applying for loan forgiveness on this second draw PPP loan.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially on a quarter-to-quarter and year-to-year basis. Revenues are highly dependent on the volatility of hydrocarbon prices as seen during the last 18 months and production volumes. Production expenses will fluctuate according to the number and percentage ownership of producing wells as well as the amount of revenues we receive based on the price of crude oil. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of DD&A expense will depend upon the factors cited above including the size of our proven reserves base and the market price of energy products. G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company. An ongoing goal of the Company is to improve cash flow to cover the current level of G&A expenses and to fund our drilling programs in California and Michigan.

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There continues to be a significant amount of volatility in crude oil prices and dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices for the three months ended May 31, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

We plan to spend approximately $435,000 drilling three development wells in the current 2021-2022 fiscal year if new financing is secured; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year or if we are not able to obtain financing to fund these capital investments. Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at May 31, 2021 in comparison with February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021	Increase (Decrease)	Percentage Change
Cash	$112,723	$33,528	$79,195	236.2%
Current assets	$292,259	$283,239	$9,020	3.2%
Total assets	$918,952	$912,125	$6,827	0.7%
Current liabilities	$(4,491,168)	$(4,469,074)	$22,094	0.5%
Total liabilities	$(6,167,269)	$(6,029,265)	$138,004	2.3%
Working capital	$(4,198,909)	$(4,185,835)	$13,074	0.3%

Our working capital deficit increased approximately $13,074 or 0.3% to $4.199 million at May 31, 2021 in comparison to $4.186 million at February 28, 2021. The increase in our working capital deficit was primarily due to an increase on our current liabilities. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself. These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. The current uncertainty in the credit and capital markets as well as the instability and volatility in crude oil prices since June of 2014, has restricted our ability to obtain needed capital. The 2019 novel coronavirus (“COVID-19") that spread to countries throughout the world including the United States had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all. Sales of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the three months ended May 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a cumulative net loss since entering the crude oil exploration industry and as of three months ended May 31, 2021 have an accumulated deficit of $29.6 million and a working capital deficit of $4.2 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the three months ended May 31, 2021, we received crude oil sales revenue from 20 wells in our East slopes Project in Kern County, California. Our commitment to improving corporate profitability remains unchanged. Since June 2014, there has been significant volatility and uncertainty in the WTI price of crude oil and correspondently in the realized price we receive from oil sales. This volatility in the price of crude oil has created a substantial negative impact on the cash flow of our producing crude oil properties in California. During the three months ended May 31, 2021 and 2020, crude oil revenue from California was $147,300 and $69,199, respectively. For the three months ended May 31, 2021 and 2020, we had an operating loss of $80,999 and $136,524, respectively.

Our balance sheet at May 31, 2021 reflects total assets of approximately $0.92 million in comparison to approximately $0.91 million at February 28, 2021. At May 31, 2021, total liabilities were approximately $6.2 million in comparison to approximately $6.0 million at February 28, 2021. The increase in liabilities was primarily due to recognition of the PPP 2nd Draw loan we received for $72,800, changes in estimates of the production revenue payable debt discount and increase in accounts payable - related parties.

Common stock shares issued and outstanding were 60,491,122 at May 31, 2021 and February 28, 2021, respectively.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020	Increase (Decrease)	Percentage Change
Net cash provided by used in operating activities	$63,339	$(105,277)	168,616	160.2%
Net cash used in investing activities	$(10,584)	$—	(10,584)	100%
Net cash provided by financing activities	$26,440	$42,395	(15,955)	(37.6%)

Cash Flow Provided By (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the three months ended May 31, 2021, cash flow provided by operating activities was $63,339 in comparison to $105,277 used in operating activities for the three months ended May 31, 2020. This increase of $168,616 in our cash flow operating activities was due to a reduction in our net loss and decreases in both our accounts receivable and accounts payable for the three months ended May 31, 2021 in comparison to the three months ended May 31, 2020. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and other investment activities. Cash flow used in investing activities for the three months ended May 31, 2021 and 2020 was $10,584 and $-0-, respectively.

Cash Flow Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances, our borrowing activities or in equity account balances, excluding retained earnings. Cash flow provided by financing activities for the three months ended May 31, 2021 was $26,440 in comparison to $42,395 provided by financing activities in the three months ended May 31, 2020.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2020.

Current debt (Short-term borrowings)

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $29,000 and $26,000 at May 31, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the three months ended May 31, 2021, the Company made principal payments of $2,128 and amortized debt discount of $182. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Note payable –related party, current portion	$8,655	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$7,927	$7,870

Note payable –related party long-term balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Note payable – related party, non-current	$143,354	$145,540
Unamortized debt issuance expenses	(9,897)	(10,080)
Note payable– related party, non-current, net	$133,457	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending February 28/29
2022	$7,927
2023	8,159
2024	8,397
2025	8,642
2026	8,893
Thereafter	99,366
Total	$141,384

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of May 31, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at May 31, 2021 and February 28, 2021 was $357,132 and $340,042, respectively.

12% Note balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes, related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest would receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of May 31, 2021, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,077,642 as of May 31, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2021 and 2020, amortization of the debt discount on these payables amounted to $30,525 and $31,970, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2021 and February 28, 2021 are set forth in the table below:

	May 31, 2021	February 28, 2021
Estimated payments of production revenue payable	$2,029,742	$2,000,258
Less: unamortized discount	(495,795)	(496,836)
	1,533,947	1,503,422
Less: current portion	(98,336)	(111,753)
Net production revenue payable – long term	$1,435,611	$1,391,669

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

During the three months ended May 31, 2021 and 2020, the Company did not receive any advances on the line of credit. During the three months ended May 31, 2021 and 2020, the Company made payments to the line of credit of $15,000 and $15,000, respectively. Interest converted to principal for the three months ended May 31, 2021 and 2020 was $6,892 and $7,389, respectively. At May 31, 2021 and February 28, 2021, the line of credit had an outstanding balance of $832,796 and $840,904, respectively.

Paycheck Protection Program (PPP) Loans

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. On February 12, 2021, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. Loan forgiveness was subject to the sole approval of the SBA. On February 23, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The second-draw loan is a five-year loan with a maturity date of March 6, 2026. The loan bears an annual interest rate of 1%. The monthly payment is $1,670 with the first payment due on July 6, 2022. We intend to use the loan proceeds to partially subsidize direct payroll, rent and utility expenses. It is the Company’s intent to apply for loan forgiveness for the PPP Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of May 31, 2021 we had no encumbrances on our crude oil project in Michigan.

Operating Leases

We lease approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12 month lease that expires in October 2021 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. Our lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. We have not entered into any financing leases.

We determine if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, net, operating lease liability – current, and operating lease liability, long-term on its balance sheet.

Rent expense for the three months ended May 31, 2021 and 2020 was $5,947 and $5,872, respectively.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated severe travel restrictions to and from other countries. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. In February 2021, the Company applied for full loan forgiveness and later that month was notified by our lender that the SBA had forgiven our original loan in full. On March 15, 2021, the Company received $72,800 in funding through the SBA second draw paycheck protection program. Second Draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay for mortgage interest, rent and utilities over a 24 week period. We plan on also applying for loan forgiveness on this second draw PPP loan.

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

Our financial statements as of May 31, 2021 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Off-Balance Sheet Arrangements

As of May 31, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2021, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2021, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

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
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	July 14, 2021

