Form 10-Q
period 2021-08-31
DAYBREAK OIL & GAS, INC.
filed 2021-10-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 14, 2021 the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31, 2021	As of February 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,139	$33,528
Accounts receivable:
Crude oil sales	93,349	108,993
Joint interest participants	39,952	79,411
Prepaid expenses and other current assets	22,031	61,307
Total current assets	212,471	283,239

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	534,992	556,456
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Vehicles and equipment, net	8,146	—
Total long-term assets	615,568	628,886
Total assets	$828,039	$912,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,643,490	$1,710,922
Accounts payable – related parties	1,039,509	988,966
Accrued interest	148,714	123,659
Note payable	120,000	120,000
Note payable – related party, current, net of unamortized discount of $729 and $728, respectively	7,984	7,870
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable - current, net of unamortized discount	54,901	111,753
Line of credit	824,855	840,904
Total current liabilities	4,404,453	4,469,074

LONG-TERM LIABILITIES:
Paycheck protection program (PPP) second-draw loan	72,800	—
Note payable – related party, net of current portion and net of unamortized discount of $9,715 and $10,080, respectively	131,439	135,460
Production revenue payable, net of unamortized discount and current portion	1,502,825	1,391,669
Asset retirement obligation	35,445	33,062
Total long-term liabilities	1,742,509	1,560,191
Total liabilities	6,146,962	6,029,265

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 60,491,122 shares issued and outstanding, respectively	60,491	60,491
Additional paid-in capital	24,253,504	24,250,556
Accumulated deficit	(29,633,628)	(29,428,897)
Total stockholders’ deficit	(5,318,923)	(5,117,140)
Total liabilities and stockholders’ deficit	$828,039	$912,125

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2021	2020	2021	2020
REVENUE:
Crude oil sales	$169,318	$108,564	$316,618	$177,763

OPERATING EXPENSES:
Production	52,843	43,442	99,569	82,637
Exploration and drilling (G&G)	201	—	201	—
Depreciation, depletion, and amortization (DD&A)	14,860	14,668	28,808	28,827
General and administrative	119,163	150,184	286,788	302,553
Total operating expenses	187,067	208,294	415,366	414,017
OPERATING LOSS	(17,749)	(99,730)	(98,748)	(236,254)

OTHER INCOME (EXPENSE):
Gain on asset disposal	—	—	9,614	—
Interest expense, net	(54,331)	(65,471)	(115,597)	(125,944)

NET LOSS	(72,080)	(165,201)	(204,731)	(362,198)

Cumulative convertible preferred stock dividend requirement	(32,191)	(32,191)	(64,382)	(64,382)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(104,271)	$(197,392)	$(269,113)	$(426,580)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.002)	$(0.003)	$(0.004)	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	60,491,122	57,290,093	60,491,122	55,411,229

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit - Unaudited

For the Three Months and Six Months Ended August 31, 2021 and 2020

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(132,651)	(132,651)

BALANCE, MAY 31, 2021	709,568	710	60,491,122	60,491	24,252,030	(29,561,548)	(5,248,317)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(72,080)	(72,080)

BALANCE, AUGUST 31, 2021	709,568	$710	60,491,122	$60,491	$24,253,504	$(29,633,628)	$(5,318,923)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	710	53,532,364	53,532	24,225,257	(29,113,629)	(4,834,130)

Issuance of common stock for:
Conversion of related party note payable	—	—	6,958,758	6,959	20,876	—	27,835

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(165,201)	(165,201)

BALANCE, AUGUST 31, 2020	709,568	$710	60,491,122	$60,491	$24,247,607	$(29,278,830)	$(4,970,022)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,731)	$(362,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment expense	28,808	28,827
Amortization of debt discount	54,668	66,652
Operating lease expense in conjunction with right of use asset	—	4,393
Warrant issued for investor relations services	2,948	2,948
Changes in assets and liabilities:
Accounts receivable – crude oil sales	15,644	(5,508)
Accounts receivable – joint interest participants	39,459	(2,295)
Prepaid expenses and other current assets	39,276	34,826
Accounts payable and other accrued liabilities	(24,292)	97,096
Accounts payable – related parties	50,543	15,072
Operating lease liability in conjunction with right of use asset	—	(4,393)
Accrued interest	39,006	39,658
Net cash provided by (used in) operating activities	41,329	(84,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil properties	(3,647)	—
Purchase of fixed assets	(9,460)	—
Net cash used in investing activities	(13,107)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program (PPP) loan	72,800	74,355
Payments to line of credit	(30,000)	(30,000)
Insurance financing repayments	(43,140)	(34,375)
Payments on note payable – related party	(4,271)	—
Net cash (used in) provided by financing activities	(4,611)	9,980

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,611	(74,942)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,528	94,043
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,139	$19,101

CASH PAID FOR:
Interest	$6,887	$4,542
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to crude oil properties	$—	$1,054
Non-cash increase to line of credit due to monthly interest	$13,951	$14,706
Common stock issued for settlement of related party note payable	$—	$27,835

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

All of the Company’s crude oil production is sold under contracts which are market-sensitive. Accordingly, the Company’s financial condition, results of operations, and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum (hydrocarbon) products; foreign supply of crude oil and natural gas; the establishment of and compliance with production quotas by crude oil-exporting countries; the relative strength of the U.S. dollar; weather conditions; the price and availability of alternative fuels; overall economic conditions, both foreign and domestic; crude oil price disputes between OPEC and non-OPEC members; and national and international pandemics like the coronavirus outbreak.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of August 31, 2021 has an accumulated deficit of $29.6 million and a working capital deficit of $4.2 million which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. In February 2021, the Company applied for full loan forgiveness and later that month was notified by our lender that the SBA had forgiven our original loan in full. On March 15, 2021, the Company received $72,800 in funding through the SBA second draw paycheck protection program. Second Draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay for mortgage interest, rent and utilities over a 24 week period. The Company has also applied for full loan forgiveness on this PPP second draw loan. On October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

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

Daybreak’s financial statements as of August 31, 2021 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At August 31, 2021 and February 28, 2021 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $93,349 and $108,993 at August 31, 2021 and February 28, 2021, were from one customer, Plains Marketing; and represent crude oil sales that occurred in August and February 2021, respectively.

Joint interest participant receivables balances of $39,952 and $79,411 at August 31, 2021 and February 28, 2021, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2021 and February 28, 2021, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at August 31, 2021 and February 28, 2021 are set forth in the table below.

	August 31, 2021	February 28, 2021
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,295,571	2,291,924
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,752,184	3,748,537
Accumulated depletion, depreciation, amortization and impairment	(3,217,192)	(3,192,081)
Proved crude oil properties, net	$534,992	$556,456
Michigan unproved crude oil properties	55,978	55,978
Total proved and unproved crude oil properties, net	$590,970	$612,434

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the $1.5 million liability, $244,849 remains unpaid and is included in both the August 31, 2021 and February 28, 2021 accounts payable balances. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At August 31, 2021 and February 28, 2021, the balance owed this working interest partner was $79,834 and $88,905, respectively, and is included in the approximate $1.64 million and $1.71 million accounts payable balance at August 31, 2021 and February 28, 2021, respectively.

NOTE 6 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2021 and February 28, 2021 accounts payable – related parties balances of approximately $1.04 million and $0.99 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is a 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the six months ended August 31, 2021, Great Earth Power and ABPlus Net holdings were paid $10,675 and $5,760, respectively.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the twelve months ended February 29, 2020.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At August 31, 2021, the accrued interest had not been paid and was outstanding.  The accrued interest on the Note was $32,000 and $26,000 at August 31, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035.  For the six months ended August 31, 2021, the Company made principal payments of $4,271 and amortized debt discount of $364. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Note payable – related party, current portion	$8,713	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$7,984	$7,870

Note payable – related party long-term balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Note payable – related party, non-current	$141,154	$145,540
Unamortized debt issuance expenses	(9,715)	(10,080)
Note payable – related party, non-current, net	$131,439	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending August 31
2022	$7,984
2023	8,218
2024	8,458
2025	8,704
2026	8,957
Thereafter	107,546
Total	$149,867

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of August 31, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at August 31, 2021 and February 28, 2021 was $374,221 and $340,042, respectively.

12% Note balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest received a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. The production revenue payment program balance as of August 31, 2021 was $950,100 of which $550,100 was owed to a related party – the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,024,590 as of August 31, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the six months ended August 31, 2021 and 2020, amortization of the debt discount on these payables amounted to $54,304 and $66,652, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Estimated payments of production revenue payable	$1,974,690	$2,000,258
Less: unamortized discount	(416,964)	(496,836)
	1,557,726	1,503,422
Less: current portion	(54,901)	(111,753)
Net production revenue payable – long-term	$1,502,825	$1,391,669

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On July 10, 2017, a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2021, the fixed term loan amount of $700,000 was renewed to an annual percentage interest rate of 3.20%. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the six months ended August 31, 2021 and 2020, the Company did not receive any advances on the line of credit. During the six months ended August 31, 2021 and 2020, the Company made payments to the line of credit of $30,000 and $30,000, respectively. Interest converted to principal for the six months ended August 31, 2021 and 2020 was $13,951 and $14,706, respectively. At August 31, 2021 and February 28, 2021, the line of credit had an outstanding balance of $824,855 and $840,904, respectively.

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

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The second-draw loan is a five-year loan with a maturity date of March 15, 2026. The loan bears an annual interest rate of 1%. The monthly payment is $1,670 with the first payment due on July 6, 2022. The Company has applied for full loan forgiveness for the PPP Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA. On October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of August 31, 2021, we had no encumbrances on our crude oil project in Michigan.

NOTE 8 — GAIN ON ASSET DISPOSAL:

During the six months ended August 31, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

NOTE 9 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12-month lease that expires on October 31, 2021 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

Rent expense for the six months ended August 31, 2021 and 2020 was $11,895 and $11,745, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At August 31, 2021 and February 28, 2021, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock. As of August 31, 2021, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
February 28, 2021	—	—	—
August 31, 2021	—	—	—
Totals	690,197	2,070,591	44

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

As of August 31, 2021 no dividends have been declared or paid. Dividends earned since issuance for each fiscal year and the six months ended August 31, 2021 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
August 31, 2021	56	64,382
		$2,418,021

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 60,491,122 shares were issued and outstanding as of August 31, 2021 and February 28, 2021, respectively.

NOTE 11 — WARRANTS:

During the twelve months ended February 29, 2020 there were 2.1 million warrants issued to a third party for investor relations services. The fair value of the warrants was determined by the Black-Scholes pricing model, was $17,689, and is being amortized over the 3 year vesting period of the warrants. The Black-Scholes valuation encompassed the following assumptions: a risk free interest rate of 1.68%; volatility rate of 260.23%; and a dividend yield of 0.0%.

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

The warrants vest in equal parts over a 3 year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At August 31, 2021, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 2.34 years, and an intrinsic value of $52,000 for the outstanding warrants and an intrinsic value of $13,213 for the exercisable warrants. For the six months ended August 31, 2021 and 2020, the recorded amount of warrant expense was $2,948 and $2,948, respectively.

Warrant activity for the six months ended August 31, 2021 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2021	2,100,000	$0.01

Changes during the six months ended August 31, 2021:
Issued	—	$—
Expired / cancelled / forfeited	—	$—
Warrants outstanding, August 31, 2021	2,100,000	$0.01
Warrants exercisable, August 31, 2021	528,507	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2021	February 28, 2021
Computed at U.S. and state statutory rates	$(61,092)	$(152,860)
Permanent differences	18,015	15,342
Changes in valuation allowance	43,077	137,518
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2021	February 28, 2021
Deferred tax assets:
Net operating loss carryforwards	$5,624,130	$5,587,416
Crude oil properties	69,801	63,438
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,787,956)	(5,744,879)
Total	$—	$—

At August 31, 2021, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,847,621 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018, 2020 and 2021 period of $340,749, $339,299 and $416,898, respectively, and the loss incurred for the six months ended August 31, 2021 in the amount of $123,035 will not expire and will carry over indefinitely. The valuation allowance increased $43,077 for the six months ended August 31, 2021 and increased approximately $137,518 for the year ended February 28, 2021, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

NOTE 14 — SUBSEQUENT EVENTS:

On September 27, 2021, the Company applied for loan forgiveness of its Second Draw Paycheck Protection Program (PPP) loan in the amount of $72,800 under the provisions of Section 1106 of the CARES Act. Loan forgiveness is subject to the sole approval of the Small Business Administration (SBA). On October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full. The loan forgiveness will be reflected on the Company’s financial statements covering the three month and nine month periods ended November 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2021 and in our Annual Report on Form 10-K for the year ended February 28, 2021. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2021 and in this Form 10-Q for the six months ended August 31, 2021 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the six months ended August 31, 2021 we had production from 20 crude oil wells. Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of August 31, 2021, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Six months ended August 31, 2021 compared to the six months ended August 31, 2020

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

There continues to be a significant amount of volatility in crude oil prices and a dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices for the six months ended August 31, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI price and average realized crude oil sales price for the six months ended August 31, 2021 and 2020 is shown in the table below:

	Six Months Ended
	August 31, 2021	August 31, 2020	Percentage Change
Average six month WTI crude oil price (Bbl)	$66.80	$32.61	104.8%
Average six month realized crude oil sales price (Bbl)	$64.77	$30.68	111.1%

For the six months ended August 31, 2021, the average WTI price was $66.80 and our average realized crude oil sale price was $64.77, representing a discount of $2.03 per barrel or 3.0% lower than the average WTI price. In comparison, for the six months ended August 31, 2020, the average WTI price was $32.61 and our average realized sale price was $30.68 representing a discount of $1.93 per barrel or 5.9% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the six months ended August 31, 2021 increased $138,855 or 78.1% to $316,618 in comparison to revenue of $177,763 for the six months ended August 31, 2020. The average sale price of a barrel of crude oil for the six months ended August 31, 2021 was $64.77 in comparison to $30.68 for the six months ended August 31, 2020. The 2019 novel coronavirus (“COVID-19") that has spread throughout the world including the United States had a substantial negative impact on the demand for crude oil and was largely responsible for the decline in crude oil prices for the six months ended August 31, 2020. The increase of $34.09 or 111.1% per barrel in the average realized price of a barrel of crude oil accounted for 142.3% of the increase in crude oil revenue for the six months ended August 31, 2021.

Our net sales volume for the six months ended August 31, 2021 was 4,888 barrels of crude oil in comparison to 5,794 barrels sold for the six months ended August 31, 2020. This decrease in crude oil sales volume of 906 barrels or 15.6% was primarily due to fewer days of production during the six months ended August 31, 2021 and the timing of oil sales transportation.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the six months ended August 31, 2021 was from 20 wells resulting in 3,631 well days of production in comparison to 3,675 well days of production for the six months ended August 31, 2020.

Our crude oil sales revenue for the six months ended August 31, 2021 and 2020 is set forth in the following table:

	Six Months Ended August 31, 2021		Six Months Ended August 31, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$316,618	100.0%	$177,763	100.0%

*Our average realized sale price on a BOE basis for the six months ended August 31, 2021 was $64.77 in comparison to $30.68 for the six months ended August 31, 2020, representing an increase of $34.09 or 111.1% per barrel.

Operating Expenses

Total operating expenses for the six months ended August 31, 2021 were $415,366, an increase of $1,349 or 0.3% compared to $414,017 for the six months ended August 31, 2020. Operating expenses for the six months ended August 31, 2021 and 2020 are set forth in the table below:

	Six Months Ended August 31, 2021			Six Months Ended August 31, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$99,569	24.0%		$82,637	20.0%
Exploration and drilling expenses	201	0.0%		—	0.0%
Depreciation, depletion, amortization (“DD&A”)	28,808	6.9%		28,827	7.0%
General and administrative (“G&A”) expenses	286,788	69.1%		302,553	73.0%
Total operating expenses	$415,366	100.0%	$84.98	$414,017	100.0%	$71.46

Production expenses include expenses associated with the production of crude oil. These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production. For the six months ended August 31, 2021, these expenses increased by $16,932 or 20.5% to $99,569 in comparison to $82,637 for the six months ended August 31, 2020. For the six months ended August 31, 2021 and 2020, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the six months ended August 31, 2021 and 2020 was $20.37 and $14.26, respectively. Production expenses represented 24.0% and 20.0% of total operating expenses for the six months ended August 31, 2021 and 2020, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the six months ended August 31, 2021, these expenses were $201 in comparison to $-0- the six months ended August 31, 2020. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the six months ended August 31, 2021 and 2020, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the six months ended August 31, 2021, DD&A expenses decreased $19 or 0.1% to $28,808 in comparison to $28,827 for the six months ended August 31, 2020. On a BOE basis, DD&A expense was $5.89 and $4.98 for the six months ended August 31, 2021 and 2020, respectively. DD&A expenses represented 6.9% and 7.0% of total operating expenses for the six months ended August 31, 2021 and 2020, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the six months ended August 31, 2021, G&A expenses decreased $15,765 or 5.2% to $286,788 in comparison to $302,553 for the six months ended August 31, 2020. We received, as Operator, administrative overhead reimbursement of $26,644 during the six months ended August 31, 2021 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 69.1% and 73.0% of total operating expenses for the six months ended August 31, 2021 and 2020, respectively.

During the six months ended August 31, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

Interest expense, net for the six months ended August 31, 2021 decreased $10,347 or 8.2% to $115,597 in comparison to $125,944 for the six months ended August 31, 2020.

Results of Operations – Three months ended August 31, 2021 compared to the three months ended August 31, 2020

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended August 31, 2021 and 2020 is shown in the table below:

	Three Months Ended
	August 31, 2021	August 31, 2020	Percentage Change
Average three month WTI crude oil price (Bbl)	$70.52	$40.45	74.3%
Average three month realized crude oil sales price (Bbl)	$67.75	$36.86	83.8%

For the three months ended August 31, 2021, the average WTI price was $70.52 and our average realized crude oil sale price was $67.75, representing a discount of $2.77 per barrel or 3.9% lower than the average WTI price. In comparison, for the three months ended August 31, 2020, the average WTI price was $40.45 and our average realized sale price was $36.86 representing a discount of $3.59 per barrel or 8.9% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended August 31, 2021, increased $60,754 or 56.0% to $169,318 in comparison to revenue of $108,564 for the three months ended August 31, 2020. The average sale price of a barrel of crude oil for the three months ended August 31, 2021 was $67.75 in comparison to $36.86 for the three months ended August 31, 2020. The increase of $30.89 or 83.8% per barrel in the average realized price of a barrel of crude oil accounted for 149.7% of the increase in crude oil revenue for the three months ended August 31, 2021.

Our net sales volume for the three months ended August 31, 2021 was 2,499 barrels of crude oil in comparison to 2,945 barrels sold for the three months ended August 31, 2020. This decrease in crude oil sales volume of 446 barrels or 15.1% was primarily due to fewer days of production during the three months ended August 31, 2021 and the timing of oil sales transportation.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended August 31, 2021 was from 20 wells resulting in 1,822 well days of production in comparison to 1,837 well days of production for the three months ended August 31, 2020.

Our crude oil sales revenue for the three months ended August 31, 2021 and 2020 is set forth in the following table:

	Three Months Ended August 31, 2021		Three Months Ended August 31, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$169,318	100.0%	$108,564	100.0%

*Our average realized sale price on a BOE basis for the three months ended August 31, 2021 was $67.75 in comparison to $36.86 for the three months ended August 31, 2020, representing an increase of $30.89 or 83.8% per barrel.

Operating Expenses

Total operating expenses for the three months ended August 31, 2021 were $187,067, a decrease of $21,227 or 10.2% compared to $208,294 for the three months ended August 31, 2020. Operating expenses for the three months ended August 31, 2021 and 2020 are set forth in the table below:

	Three Months Ended August 31, 2021			Three Months Ended August 31, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$52,843	28.3%		$43,442	20.9%
Exploration and drilling expenses	201	0.1%		—	0.0%
Depreciation, depletion, amortization (“DD&A”)	14,860	7.9%		14,668	7.0%
General and administrative (“G&A”) expenses	119,163	63.7%		150,184	72.1%
Total operating expenses	$187,067	100.0%	$74.86	$208,294	100.0%	$70.73

Production expenses for the three months ended August 31, 2021, increased by $9,401 or 21.6% to $52,843 in comparison to $43,442 for the three months ended August 31, 2020. For the three months ended August 31, 2021 and 2020, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended August 31, 2021 and 2020 were $21.15 and $14.75, respectively. Production expenses represented 28.3% and 20.9% of total operating expenses for the three months ended August 31, 2021 and 2020, respectively.

Exploration and drilling expenses for the three months ended August 31, 2021 were $201 in comparison to $-0-for the three months ended August 31, 2020. Exploration and drilling expenses represented 0.1% and 0.0% of total operating expenses for the three months ended August 31, 2021 and 2020, respectively.

DD&A expenses for the three months ended August 31, 2021, increased $192 or 1.3% to $14,860 in comparison to $14,668 for the three months ended August 31, 2020. DD&A on a BOE basis was $5.95 and $4.98 for the three months ended August 31, 2021 and 2020, respectively. DD&A expenses represented 7.9% and 7.0% of total operating expenses for the three months ended August 31, 2021 and 2020, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. G&A expenses for the three months ended August 31, 2021, decreased $31,021 or 20.7% to $119,163 in comparison to $150,184 for the three months ended August 31, 2020. We received, as Operator in California, administrative overhead reimbursement of $13,322 during the three months ended August 31, 2021 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 63.7% and 72.1% of total operating expenses for the three months ended August 31, 2021 and 2020, respectively.

Interest expense, net for the three months ended August 31, 2021 decreased $11,140 or 17.0% to $54,331 in comparison to $65,471 for the three months ended August 31, 2020.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There continues to be a significant amount of volatility in crude oil prices and dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices for the six months ended August 31, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

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

Changes in our capital resources at August 31, 2021 in comparison to February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021	Increase (Decrease)	Percentage Change
Cash	$57,139	$33,528	$23,611	70.4%
Current assets	$212,471	$283,239	$(70,768)	(25.0%)
Total assets	$828,039	$912,125	$(84,086)	(9.2%)
Current liabilities	$(4,404,453)	$(4,469,074)	$(64,621)	(1.4%)
Total liabilities	$(6,146,962)	$(6,029,265)	$117,697	2.0%
Working capital	$(4,191,982)	$(4,185,835)	$6,147	0.1%

Our working capital deficit increased approximately $6,000 or 0.1% to approximately $4.192 million at August 31, 2021 in comparison to approximately $4.186 million at February 28, 2021. The increase in our working capital deficit was primarily due to a decrease in our current assets. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

The Company’s financial statements for the six months ended August 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the six months ended August 31, 2021, we have an accumulated deficit of $29.6 million and a working capital deficit of $4.2 million which raises substantial doubt about our ability to continue as a going concern.

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

Changes in Financial Condition

During the six months ended August 31, 2021, we received crude oil sales revenue from 20 wells in California. Our commitment to improving corporate profitability remains unchanged. We experienced an increase in revenues of $138,855 or 78.1% to $316,618 for the six months ended August 31, 2021 in comparison to revenues of $177,763 for the six months ended August 31, 2020. The increase of $34.09 or 111.1% per barrel in the average realized price of a barrel of crude oil accounted for 142.3% of the increase in crude oil revenue for the six months ended August 31, 2021. For the six months ended August 31, 2021, we had an operating loss of $98,748 in comparison to an operating loss of $236,254 for the six months ended August 31, 2020.

Our balance sheet at August 31, 2021 reflects total assets of approximately $0.83 million in comparison to approximately $0.91 million at February 28, 2021. The decrease of $84,000 is primarily due to declines in our receivables and prepaid expenses and depletion of our crude oil properties.

At August 31, 2021, total liabilities were approximately $6.15 million in comparison to approximately $6.03 million at February 28, 2021. The increase in liabilities of approximately $118,000 was primarily due to recognition of the paycheck protection program (PPP) second-draw loan received during the six months ended August 31, 2021.

The issued and outstanding shares of common stock at August 31, 2021 remained unchanged from the February 28, 2021 balance of 60,491,122.

Additional paid in capital (APIC) increased $2,948 to $24,253,504 at August 31, 2021 from $24,250,556 as a result of the recognition of warrant expense for investor relation services.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$41,329	$(84,922)	126,251	(148.7%)
Net cash (used in) investing activities	$(13,107)	$—	13,107	N/A
Net cash (used in) provided by financing activities	$(4,611)	$9,980	(14,591)	(146.2%)

Cash Flow Provided By (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the six months ended August 31, 2021, cash flow provided by operating activities was $41,329 in comparison to cash flow used in operating activities of $84,922 for the six months ended August 31, 2020. The increase in our cash flow provided by operating activities for the six months ended August 31, 2021 was due to a reduction in net loss. Changes in non-cash account balances primarily relating to DD&A and amortization of debt discount. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used In) Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities. Cash flow used in our investing activities for the six months ended August 31, 2021 was $13,107 in comparison to cash flow used in our investing activities of $-0- for the six months ended August 31, 2020.

Cash Flow (Used In) Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings. Cash flow used in our financing activities was $4,611 for the six months ended August 31, 2021 in comparison to cash flow provided by our financing activities of $9,980 for the six months ended August 31, 2020. This decrease in cash provided by our cash flow activities was primarily due to insurance financing payments and payments on our line of credit offset by proceeds received from the Small Business Administration (SBA) second-draw paycheck protection program loan. For the six months ended August 31, 2021, we made total payments of $30,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2021.

Current debt (Short-term borrowings)

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors.  This settlement resulted in a $120,000 note payable being issued to the vendor.  Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement.  Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000.  The common stock shares were issued during the twelve months ended February 29, 2020.  The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum.  Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note.  At February 28, 2021, the accrued interest had not been paid and was outstanding.  The accrued interest on the Note was $32,000 and $26,000 at August 31, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full.  The maturity date of the Note is December 21, 2035.  For the three months ended August 31, 2021, the Company made principal payments of $4,271 and amortized debt discount of $364. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Note payable – related party, current portion	$8,713	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$7,984	$7,870

Note payable –related party long-term balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Note payable – related party, non-current	$141,154	$145,540
Unamortized debt issuance expenses	(9,715)	(10,080)
Note payable – related party, non-current, net	$131,439	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending August 31,
2022	$7,984
2023	8,218
2024	8,458
2025	8,704
2026	8,957
Thereafter	107,546
Total	$149,867

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of May 31, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at August 31, 2021 and February 28, 2021 was $374,221 and $340,042, respectively.

12% Note balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest would receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. The production revenue payment program balance as of August 31, 2021 was $950,100 of which $550,100 was owed to a related party – the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,024,590 as of August 31, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended August 31, 2021 and 2020, amortization of the debt discount on these payables amounted to $54,304 and $66,652, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2021 and February 28, 2021 are set forth in the table below:

	August 31, 2021	February 28, 2021
Estimated payments of production revenue payable	$1,974,690	$2,000,258
Less: unamortized discount	(416,964)	(496,836)
	1,557,726	1,503,422
Less: current portion	(54,901)	(111,753)
Net production revenue payable – long-term	$1,502,825	$1,391,669

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On July 10, 2017, a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2021, the fixed term loan amount of $700,000 was renewed at an annual percentage interest rate of 3.20%. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS.

During the six months ended August 31, 2021 and 2020, the Company did not receive any advances on the line of credit. During the six months ended August 31, 2021 and 2020, the Company made payments to the line of credit of $30,000 and $30,000, respectively. Interest converted to principal for the six months ended August 31, 2021 and 2020 was $13,951 and $14,706, respectively. At August 31, 2021 and February 28, 2021, the line of credit had an outstanding balance of $824,855 and $840,904, respectively.

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

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The second-draw loan is a five-year loan with a maturity date of March 6, 2026. The loan bears an annual interest rate of 1%. The monthly payment is $1,670 with the first payment due on July 6, 2022. The Company’s has applied for full loan forgiveness for the PPP Second Draw PPP loan. Loan forgiveness is subject to the sole approval of the SBA. On October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full. The loan forgiveness will be reflected on the Company’s financial statements covering the three month and nine month periods ended November 30, 2021.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of August 31, 2021, we had no encumbrances on our crude oil project in Michigan.

Operating Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12 month lease that expires in October 2021. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, net, operating lease liability – current, and operating lease liability – long-term on its balance sheet.

Rent expense for the six months ended August 31, 2021 and 2020 was $11,895 and $11,745, respectively.

Related Party Transactions

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is a 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the six months ended August 31, 2021, Great Earth Power and ABPlus Net holdings were paid $10,675 and $5,760, respectively.

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

Our financial statements as of August 31, 2021 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Off-Balance Sheet Arrangements

As of August 31, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2021, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q Report, you should carefully consider the various factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 28, 2021, which could materially affect our business, financial condition or future results. Our Annual Report is available from the SEC at www.sec.gov. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition or future results of operations.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Schema

101.CAL(1)	Inline XBRL Taxonomy Calculation Linkbase

101.DEF(1)	Inline XBRL Taxonomy Definition Linkbase

101.LAB(1)	Inline XBRL Taxonomy Label Linkbase

101.PRE(1)	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)       Filed herewith.

(2)       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	October 14, 2021

