Form 10-Q
period 2021-11-30
DAYBREAK OIL & GAS, INC.
filed 2022-01-18
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

At January 14, 2022 the registrant had 60,491,122 outstanding shares of $0.001 par value common stock.

1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of November 30, 2021	As of February 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,392	$33,528
Accounts receivable:
Crude oil sales	111,782	108,993
Joint interest participants	77,245	79,411
Prepaid expenses and other current assets	96,493	61,307
Total current assets	302,912	283,239

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	523,406	556,456
Unproved properties	55,978	55,978
Prepaid drilling costs	16,452	16,452
Vehicles and equipment, net	7,357	—
Total long-term assets	603,193	628,886
Total assets	$906,105	$912,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,857,833	$1,710,922
Accounts payable – related parties	981,634	988,966
Accrued interest	161,138	123,659
Note payable	120,000	120,000
Note payable – related party, current, net of unamortized discount of $730 and $728, respectively	8,042	7,870
12% Notes payable	315,000	315,000
12% Notes payable – related party	250,000	250,000
Production revenue payable - current, net of unamortized discount	85,759	111,753
Line of credit	816,583	840,904
Total current liabilities	4,595,989	4,469,074

LONG-TERM LIABILITIES:
Note payable – related party, net of current portion and net of unamortized discount of $9,532 and $10,080, respectively	129,407	135,460
Production revenue payable, net of unamortized discount and current portion	1,504,671	1,391,669
Asset retirement obligation	36,700	33,062
Total long-term liabilities	1,670,778	1,560,191
Total liabilities	6,266,767	6,029,265

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock – 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock – 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding, respectively	710	710
Common stock – 200,000,000 shares authorized; $0.001 par value, 60,491,122 shares issued and outstanding, respectively	60,491	60,491
Additional paid-in capital	24,254,978	24,250,556
Accumulated deficit	(29,676,841)	(29,428,897)
Total stockholders’ deficit	(5,360,662)	(5,117,140)
Total liabilities and stockholders’ deficit	$906,105	$912,125

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2021	2020	2021	2020
REVENUE:
Crude oil sales	$188,792	$96,322	$505,410	$274,085

OPERATING EXPENSES:
Production	65,788	53,581	165,357	136,218
Exploration and drilling (G&G)	34	73	235	73
Depreciation, depletion, and amortization (DD&A)	15,196	13,491	44,004	42,318
General and administrative	161,164	124,792	447,952	427,345
Total operating expenses	242,182	191,937	657,548	605,954
OPERATING LOSS	(53,390)	(95,615)	(152,138)	(331,869)

OTHER INCOME (EXPENSE):
Gain on asset disposal	—	—	9,614	—
Gain on SBA PPP loan forgiveness	72,800	—	72,800	—
Interest expense, net	(62,623)	(56,302)	(178,220)	(182,246)

NET LOSS	(43,213)	(151,917)	(247,944)	(514,115)

Cumulative convertible preferred stock dividend requirement	(31,841)	(31,841)	(96,223)	(96,223)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(75,054)	$(183,758)	$(344,167)	$(610,338)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.001)	$(0.003)	$(0.006)	$(0.011)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	60,491,122	60,491,122	60,491,122	57,081,331

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit - Unaudited

For the Three Months and Nine Months Ended November 30, 2021 and 2020

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(132,651)	(132,651)

BALANCE, MAY 31, 2021	709,568	710	60,491,122	60,491	24,252,030	(29,561,548)	(5,248,317)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(72,080)	(72,080)

BALANCE, AUGUST 31, 2021	709,568	$710	60,491,122	$60,491	$24,253,504	$(29,633,628)	$(5,318,923)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(43,213)	(43,213)

BALANCE, NOVEMBER 30, 2021	709,568	$710	60,491,122	$60,491	$24,254,978	$(29,676,841)	$(5,360,662)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(196,997)	(196,997)

BALANCE, MAY 31, 2020	709,568	710	53,532,364	53,532	24,225,257	(29,113,629)	(4,834,130)

Issuance of common stock for:
Conversion of related party note payable	—	—	6,958,758	6,959	20,876	—	27,835

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(165,201)	(165,201)

BALANCE, AUGUST 31, 2020	709,568	$710	60,491,122	$60,491	$24,247,607	$(29,278,830)	$(4,970,022)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(151,917)	(151,917)

BALANCE, NOVEMBER 30, 2020	709,568	$710	60,491,122	$60,491	$24,249,081	$(29,430,747)	$(5,120,465)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Nine Months Ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,944)	$(514,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment expense	44,004	42,318
Amortization of debt discount	87,554	88,786
Operating lease expense in conjunction with right of use asset	—	5,857
Warrant issued for investor relations services	4,422	4,422
Gain on forgiveness of PPP 2nd Draw loan	(72,800)	—
Changes in assets and liabilities:
Accounts receivable – crude oil sales	(2,789)	(81)
Accounts receivable – joint interest participants	2,166	(10,817)
Prepaid expenses and other current assets	45,968	38,067
Accounts payable and other accrued liabilities	120,577	226,689
Accounts payable – related parties	(7,332)	48,592
Operating lease liability in conjunction with right of use asset	—	(5,857)
Accrued interest	58,158	59,120
Net cash provided by (used in) operating activities	31,984	(17,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil properties	(5,213)	—
Purchase of fixed assets	(9,460)	—
Net cash used in investing activities	(14,673)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program (PPP) loan	72,800	74,355
Payments to line of credit	(45,000)	(45,000)
Insurance financing repayments	(54,820)	(44,662)
Payments on note payable – related party	(6,427)	—
Net cash used in financing activities	(33,447)	(15,307)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,136)	(32,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,528	94,043
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,392	$61,717

CASH PAID FOR:
Interest	$10,145	$19,261
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid additions to crude oil properties	$—	$10,826
Non-cash increase to line of credit due to monthly interest	$20,679	$21,744
Financing of insurance premiums	$81,154	$65,088
Common stock issued for settlement of related party note payable	$—	$27,835

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2022.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the nine months ended November 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of November 30, 2021 has an accumulated deficit of $29.7 million and a working capital deficit of $4.29 million which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated travel restrictions to and from other countries. With the appearance of the Omicron variant travel restrictions are also in place. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil, depressed crude oil prices, and affected our ability to access capital. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act commonly referred to as the CARES Act became law. One component of the CARES Act was the paycheck protection program (“PPP”) which provides small business with the resources needed to maintain their payroll and cover applicable overhead. The PPP is implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The Company applied for, and was accepted to participate in this program. On May 11, 2020, the Company received funding for approximately $74,355. In February 2021, the Company applied for full loan forgiveness and later that month was notified by our lender that the SBA had forgiven our original loan in full. On March 15, 2021, the Company received $72,800 in funding through the SBA second draw paycheck protection program. Second Draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay for mortgage interest, rent and utilities over a 24 week period. The Company applied for full loan forgiveness on this PPP second draw loan and on October 6, 2021, and the SBA notified our lender that the loan was forgiven and repaid the loan in full.

On October 20, 2021, we entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.0001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak named “Daybreak, LLC” and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

In connection with the Equity Exchange, and as conditions to closing the Equity Exchange, among other things we also propose to enter into agreements to sell a minimum of $2,500,000 of shares of Daybreak’s Common Stock, and a minimum of 125,000,000 shares of Common Stock, to one or more investors in a private placement expected to close promptly following the closing of the Equity Exchange (the “Capital Raise”), with the proceeds of the Capital Raise to be used to repay in full the Company’s line of credit with UBS Bank and for drilling and exploration activities and other working capital purposes.

As of November 30, 2021, all of the conditions for the closing of the Exchange Agreement have not yet been met. The Company is continuing to work towards satisfying all of the Exchange Agreement conditions including having certain conditions of the Exchange Agreement approved by the Company’s shareholders.

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our drilling project begins in Michigan.

Daybreak’s financial statements as of November 30, 2021 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

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

At the Company’s East Slopes project in California, there is only one buyer for the purchase of crude oil production. The Company has no natural gas production in California. At November 30, 2021 and February 28, 2021 this one customer represented 100.0% of crude oil sales receivable. If this buyer is unable to resell its products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil production.

Crude oil sales receivables balances of $111,782 and $108,993 at November 30, 2021 and February 28, 2021, were from one customer, Plains Marketing; and represent crude oil sales that occurred in November and February 2021, respectively.

Joint interest participant receivables balances of $77,245 and $79,411 at November 30, 2021 and February 28, 2021, respectively, represent amounts due from working interest partners in California, where the Company is the Operator. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at November 30, 2021 and February 28, 2021, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at November 30, 2021 and February 28, 2021 are set forth in the table below.

	November 30, 2021	February 28, 2021
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,297,137	2,291,924
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,753,750	3,748,537
Accumulated depletion, depreciation, amortization and impairment	(3,230,344)	(3,192,081)
Proved crude oil properties, net	$523,406	$556,456
Michigan unproved crude oil properties	55,978	55,978
Total proved and unproved crude oil properties, net	$579,384	$612,434

NOTE 5 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the $1.5 million liability, $244,849 remains unpaid and is included in both the November 30, 2021 and February 28, 2021 accounts payable balances. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At November 30, 2021 and February 28, 2021, the balance owed this working interest partner was $77,889 and $88,905, respectively, and is included in the approximate $1.86 million and $1.71 million accounts payable balance at November 30, 2021 and February 28, 2021, respectively.

NOTE 6 — ACCOUNTS PAYABLE- RELATED PARTIES:

The November 30, 2021 and February 28, 2021 accounts payable – related parties balances of approximately $0.98 million and $0.99 million respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer. Payment of any other deferred items has been delayed until the Company’s cash flow situation improves.

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is a 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the nine months ended November 30, 2021 and 2020, Great Earth Power was paid $20,038 and $1,925, respectively. For the nine months ended November 30, 2021 and 2020, ABPlus Net holdings was paid $10,560 and $-0-, respectively.

NOTE 7 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At November 30, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $35,000 and $26,000 at November 30, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the nine months ended November 30, 2021, the Company made principal payments of $6,427 and amortized debt discount of $546. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Note payable – related party, current portion	$8,772	$8,598
Unamortized debt issuance expenses	(730)	(728)
Note payable – related party, current portion, net	$8,042	$7,870

Note payable – related party long-term balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Note payable – related party, non-current	$138,939	$145,540
Unamortized debt issuance expenses	(9,532)	(10,080)
Note payable – related party, non-current, net	$129,407	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending November 30,
2022	$8,771
2023	9,006
2024	9,247
2025	9,495
2026	9,750
Thereafter	101,442
Total	$147,711

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of November 30, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at November 30, 2021 and February 28, 2021 was $391,124 and $340,042, respectively.

12% Note balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets at February 28, 2021 under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest received a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase.

The production revenue payment program balance as of November 30, 2021 was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,430,648 as of November 30, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the nine months ended November 30, 2021 and 2020, amortization of the debt discount on these payables amounted to $87,008 and $88,786, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Estimated payments of production revenue payable	$2,380,748	$2,000,258
Less: unamortized discount	(730,318)	(496,836)
	1,590,430	1,503,422
Less: current portion	(85,759)	(111,753)
Net production revenue payable – long-term	$1,504,671	$1,391,669

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On July 10, 2017, a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2021, the fixed term loan amount of $700,000 was renewed to an annual percentage interest rate of 3.20%. The Company has been notified that effective January 1, 2022 a new interest rate benchmark will be used for fixed rate interest calculations. The new rate will use the UBS Bank USA Fixed Funding Rate (UBSFFR), which is based on the Chicago Mercantile Exchange (CME) Term SOFR Rate or US Treasury Rate, plus a liquidity premium depending on the duration of the contract. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS. The Company has been notified that effective January 1, 2022 a new interest rate benchmark will be used for interest calculations. The new rate will be the UBS Variable Rate (UBSVR), which is comprised of the 30-day average of the Secured Overnight Financing Rate (SOFR) plus a fixed spread of 0.110%.

During the nine months ended November 30, 2021 and 2020, the Company did not receive any advances on the line of credit. During the nine months ended November 30, 2021 and 2020, the Company made payments to the line of credit of $45,000 and $45,000, respectively. Interest converted to principal for the nine months ended November 30, 2021 and 2020 was $20,679 and $21,744, respectively. At November 30, 2021 and February 28, 2021, the line of credit had an outstanding balance of $816,583 and $840,904, respectively.

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

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The Company applied for full loan forgiveness for the PPP Second Draw PPP loan and on October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of November 30, 2021, we had no encumbrances on our crude oil project in Michigan.

NOTE 8 — GAIN ON ASSET DISPOSAL:

During the nine months ended November 30, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

NOTE 9 — LEASES:

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12-month lease that expires on October 31, 2022 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

Rent expense for the nine months ended November 30, 2021 and 2020 was $17,542 and $17,642, respectively.

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

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. At November 30, 2021 and February 28, 2021, there were 709,568 shares issued and outstanding, respectively, that had not been converted into our common stock. As of November 30, 2021, there are 44 accredited investors who have converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak common stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period Ended	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Periods prior to February 29, 2014	662,200	1,986,600	41
February 28, 2015	3,000	9,000	1
February 29, 2016	10,000	30,000	1
February 28, 2017	—	—	—
February 28, 2018	14,997	44,991	1
February 28, 2019	—	—	—
February 29, 2020	—	—	—
February 28, 2021	—	—	—
November 30, 2021	—	—	—
Totals	690,197	2,070,591	44

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

As of November 30, 2021 no dividends have been declared or paid. Dividends earned since issuance for each fiscal year and the nine months ended November 30, 2021 are set forth in the table below:

Fiscal Period Ended	Shareholders at Period End	Accumulated Dividends
Periods prior to February 28, 2014		$1,447,943
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
November 30, 2021	56	96,223
		$2,449,862

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value common stock of which 60,491,122 shares were issued and outstanding as of November 30, 2021 and February 28, 2021, respectively.

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

The warrants contain a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party.

The warrants vest in equal parts over a 3 year period beginning on January 2, 2020 and all warrants expire on January 2, 2024. At November 30, 2021, both the outstanding warrants and the exercisable have a weighted average exercise price of $0.01, a weighted average remaining life of 2.08 years, and an intrinsic value of $8,826 for the exercisable warrants and an intrinsic value of $35,070 for the outstanding warrants. For the nine months ended November 30, 2021 and 2020, the recorded amount of warrant expense was $4,422 and $4,422, respectively.

Warrant activity for the nine months ended November 30, 2021 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2021	2,100,000	$0.01

Changes during the nine months ended November 30, 2021:
Issued	—	$—
Expired / cancelled / forfeited	—	$—
Warrants outstanding, November 30, 2021	2,100,000	$0.01
Warrants exercisable, November 30, 2021	528,507	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	November 30, 2021	February 28, 2021
Computed at U.S. and state statutory rates	$(73,986)	$(152,860)
Permanent differences	7,142	15,342
Changes in valuation allowance	66,844	137,518
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	November 30, 2021	February 28, 2021
Deferred tax assets:
Net operating loss carryforwards	$5,644,405	$5,587,416
Crude oil properties	73,293	63,438
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,811,723)	(5,744,879)
Total	$—	$—

At November 30, 2021, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $18,915,568 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018, 2020 and 2021 periods of $340,749, $339,299 and $416,898, respectively, and the loss incurred for the nine months ended November 30, 2021 in the amount of $190,982 will not expire and will carry over indefinitely. The valuation allowance increased $66,844 for the nine months ended November 30, 2021 and increased approximately $137,518 for the year ended February 28, 2021, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

The Company is not aware of any environmental claims existing as of November 30, 2021. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

NOTE 14 — SUBSEQUENT EVENTS:

On December 15, 2021, Daybreak finalized agreements with its directors, executive officers, and other employees with respect to the forgiveness and conversion of related party debts into shares of the Company’s common stock at a conversion rate of $0.45 per share of common stock.

The tables below detail the changes to certain Balance Sheet accounts either through debt forgiveness or conversion to the Company’s common stock. Since the common stock shares will be issued in the Company’s fourth quarter, this information is being presented as a subsequent event in a pro forma format.

	November 30, 2021 (Unaudited)	Adjustments		Pro Forma November 30, 2021 (Unaudited)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,857,833	$(194,030	)(1)	$1,663,803
Accounts payable related parties	981,634	(938,310	)(2)	43,324
Accrued interest	161,138	—		161,138
Note payable	120,000	—		120,000
12% Notes payable	315,000	—		315,000
12% Notes payable, related party	250,000	(250,000	)(3)	—
Note payable, related party	8,042	—		8,042
Production revenue payable – current, net of discount	85,759	(49,654	)(4)	36,105
Line of credit	816,583	—		816,583
Total current liabilities	4,595,989	(1,431,994)		3,163,995

LONG TERM LIABILITIES:
Note payable, related party	129,407	—		129,407
Production revenue payable – net of discount and current	1,504,671	(871,192	)(4)	633,479
Asset retirement obligation	36,700	—		36,700
Total long-term liabilities	1,670,778	(871,192)		799,586
Total liabilities	6,266,767	(2,303,186)		3,963,581

STOCKHOLDERS’ DEFICIT:
Preferred stock	—	—		—
Series A Convertible preferred stock	710	—		710
Common stock 60,491,122 and 64,573,570 shares	60,491	4,082	(5)	64,573
Additional paid-in capital	24,254,978	2,299,104	(6)	26,554,082
Accumulated deficit	(29,676,841)	—		(29,676,841)
Total stockholders’ deficit	(5,360,662)	2,303,186		(3,057,476)

(1) Adjustment of $194,030 consists of conversion of $141,501 estimated employee taxes previously recorded on accrued salaries into 314,447 shares of common stock; writing off of $52,529 estimated employer payroll taxes on previously recorded on accrued salaries that were converted

(2) Adjustment of $938,310 consists of conversion of $487,545 employee net accrued salaries into 1,083,434 shares of common stock; conversion of $264,986 in 12% Note accrued interest into 588,859 shares of common stock; conversion of $142,969 accrued director fees into 317,708 shares of common stock; and forgiveness of $42,810 accounts payable related parties and employee net accrued salaries

(3) Adjustment of $250,000 consists of conversion of $250,000 related party 12% Note principal into 555,556 shares of common stock

(4) Adjustment represents the fair value of the current portion and long term portion of the $550,100 related party production revenue payable that was converted into 1,222,444 shares of common stock

(5) Adjustment of $4,082 reflecting 4,082,488 shares of common stock that will be issued for the conversion at par value $0.001

(6) Adjustment of $2,299,104 consists of $105,528 fair value of the 4,082,448 shares to be issued for related party debt conversion, based on $0.0268 share closing price on November 30, 2021 net of the $4,082 par value; $2,193,776 forgiveness of liabilities to related parties for the difference of the fair value of the shares converted and the related party debt amount forgiven or converted.

An aggregate of 4,082,448 shares of common stock valued at $0.45 per share will be issued to satisfy certain related party debt as detailed in the table below:

Common Stock Activity
Share issuances for accrued salaries to employees	1,397,881
Share issuances for accrued director fees	317,708
Share issuances for related party 12% Subordinated Note and interest	1,144,415
Share issuances for related party production revenue payable program	1,222,444
Common stock increase	4,082,448

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended November 30, 2021 and in our Annual Report on Form 10-K for the year ended February 28, 2021. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

In December 2019, the 2019 novel coronavirus (“COVID-19") surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and most countries throughout the world initiated severe travel restrictions to and from other countries. This widespread health crisis and the governmental restrictions associated with it, have adversely affected demand for crude oil and natural gas, depressed crude oil prices, and affected our ability to access capital. The resurgence of the Omicron variant has continued to have negative influence on our economy. These factors, in turn, have had a negative impact on our operations, and financial condition as evidenced by the unprecedented decline in crude oil prices and our revenues during this same time period.

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2021 and in this Form 10-Q for the nine months ended November 30, 2021 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the nine months ended November 30, 2021 we had production from 20 crude oil wells. Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

California Drilling Plans

Planned drilling activity and implementation of our oilfield development plan will not begin until there is additional financing is put in place. We do not plan to make any capital investments within the East Slopes Project area for the remainder of the 2021-2022 fiscal year.

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

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. As of November 30, 2021, we had no encumbrances on our crude oil project in Michigan.

Results of Operations – Nine months ended November 30, 2021 compared to the nine months ended November 30, 2020

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

There continues to be a significant amount of volatility in crude oil prices and a dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been some improvement in crude oil prices for the nine months ended November 30, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI price and average realized crude oil sales price for the nine months ended November 30, 2021 and 2020 is shown in the table below:

	Nine Months Ended
	November 30, 2021	November 30, 2020	Percentage Change
Average nine month WTI crude oil price (Bbl)	$70.34	$35.07	100.6%
Average nine month realized crude oil sales price (Bbl)	$67.97	$32.52	109.0%

For the nine months ended November 30, 2021, the average WTI price was $70.34 and our average realized crude oil sale price was $67.97, representing a discount of $2.37 per barrel or 3.4% lower than the average WTI price. In comparison, for the nine months ended November 30, 2020, the average WTI price was $35.07 and our average realized sale price was $32.52 representing a discount of $2.55 per barrel or 7.3% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the nine months ended November 30, 2021 increased $231,325 or 84.4% to $505,410 in comparison to revenue of $274,085 for the nine months ended November 30, 2020. The average sale price of a barrel of crude oil for the nine months ended November 30, 2021 was $67.97 in comparison to $32.52 for the nine months ended November 30, 2020. The 2019 novel coronavirus (“COVID-19") and the Omicron variant that has spread throughout the world including the United States had a substantial negative impact on the demand for crude oil and was largely responsible for the decline in crude oil prices for the nine months ended November 30, 2020. The increase of $35.45 or 109.0% per barrel in the average realized price of a barrel of crude oil accounted for 129.1% of the increase in crude oil revenue for the nine months ended November 30, 2021.

Our net sales volume for the nine months ended November 30, 2021 was 7,436 barrels of crude oil in comparison to 8,427 barrels sold for the nine months ended November 30, 2020. This decrease in crude oil sales volume of 991 barrels or 11.8% was primarily due to fewer days of production during the nine months ended November 30, 2021 and the timing of oil sales transportation.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the nine months ended November 30, 2021 was from 20 wells resulting in 5,415 well days of production in comparison to 5,495 well days of production for the nine months ended November 30, 2020.

Our crude oil sales revenue for the nine months ended November 30, 2021 and 2020 is set forth in the following table:

	Nine Months Ended November 30, 2021		Nine Months Ended November 30, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$505,410	100.0%	$274,085	100.0%

*Our average realized sale price on a BOE basis for the nine months ended November 30, 2021 was $67.97 in comparison to $32.52 for the nine months ended November 30, 2020, representing an increase of $35.45 or 109.0% per barrel.

Operating Expenses

Total operating expenses for the nine months ended November 30, 2021 were $657,548, an increase of $51,594 or 8.5% compared to $605,954 for the nine months ended November 30, 2020. Operating expenses for the nine months ended November 30, 2021 and 2020 are set forth in the table below:

	Nine Months Ended November 30, 2021			Nine Months Ended November 30, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$165,357	25.1%		$136,218	22.5%
Exploration and drilling expenses	235	0.0%		73	0.0%
Depreciation, depletion, amortization (“DD&A”)	44,004	6.7%		42,318	7.0%
General and administrative (“G&A”) expenses	447,952	68.2%		427,345	70.5%
Total operating expenses	$657,548	100.0%	$88.43	$605,954	100.0%	$71.91

Production expenses include expenses associated with the production of crude oil. These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production. For the nine months ended November 30, 2021, these expenses increased by $29,139 or 21.4% to $165,357 in comparison to $136,218 for the nine months ended November 30, 2020. For the nine months ended November 30, 2021 and 2020, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the nine months ended November 30, 2021 and 2020 was $22.24 and $16.16, respectively. Production expenses represented 25.1% and 22.5% of total operating expenses for the nine months ended November 30, 2021 and 2020, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the nine months ended November 30, 2021, these expenses were $235 in comparison to $73 the nine months ended November 30, 2020. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the nine months ended November 30, 2021 and 2020, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the nine months ended November 30, 2021, DD&A expenses increased $1,686 or 4.0% to $44,004 in comparison to $42,318 for the nine months ended November 30, 2020. On a BOE basis, DD&A expense was $5.92 and $5.02 for the nine months ended November 30, 2021 and 2020, respectively. DD&A expenses represented 6.7% and 7.0% of total operating expenses for the nine months ended November 30, 2021 and 2020, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the nine months ended November 30, 2021, G&A expenses increased $20,607 or 4.8% to $447,952 in comparison to $427,345 for the nine months ended November 30, 2020. We received, as Operator, administrative overhead reimbursement of $39,965 during the nine months ended November 30, 2021 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 68.2% and 70.5% of total operating expenses for the nine months ended November 30, 2021 and 2020, respectively.

Interest expense, net for the nine months ended November 30, 2021 decreased $4,026 or 2.2% to $178,220 in comparison to $182,246 for the nine months ended November 30, 2020.

During the nine months ended November 30, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

During the nine months ended November 30, 2021, the Company recognized a gain on debt forgiveness in the amount of $72,800 due to notification that the SBA had approved the company’s application for loan forgiveness on the PPP 2nd Draw loan.

Results of Operations – Three months ended November 30, 2021 compared to the three months ended November 30, 2020

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the three months ended November 30, 2021 and 2020 is shown in the table below:

	Three Months Ended
	November 30, 2021	November 30, 2020	Percentage Change
Average three month WTI crude oil price (Bbl)	$77.43	$39.99	93.6%
Average three month realized crude oil sales price (Bbl)	$74.12	$36.58	102.6%

For the three months ended November 30, 2021, the average WTI price was $77.43 and our average realized crude oil sale price was $74.12, representing a discount of $3.31 per barrel or 4.3% lower than the average WTI price. In comparison, for the three months ended November 30, 2020, the average WTI price was $39.99 and our average realized sale price was $36.58 representing a discount of $3.41 per barrel or 8.5% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended November 30, 2021, increased $92,470 or 96.0% to $188,792 in comparison to revenue of $96,322 for the three months ended November 30, 2020. The average sale price of a barrel of crude oil for the three months ended November 30, 2021 was $74.12 in comparison to $36.58 for the three months ended November 30, 2020. The increase of $37.54 or 102.6% per barrel in the average realized price of a barrel of crude oil accounted for 106.9% of the increase in crude oil revenue for the three months ended November 30, 2021.

Our net sales volume for the three months ended November 30, 2021 was 2,547 barrels of crude oil in comparison to 2,633 barrels sold for the three months ended November 30, 2020. This decrease in crude oil sales volume of 86 barrels or 3.3% was primarily due to fewer days of production during the three months ended November 30, 2021 and the timing of oil sales transportation.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended November 30, 2021 was from 20 wells resulting in 1,784 well days of production in comparison to 1,820 well days of production for the three months ended November 30, 2020.

Our crude oil sales revenue for the three months ended November 30, 2021 and 2020 is set forth in the following table:

	Three Months Ended November 30, 2021		Three Months Ended November 30, 2020
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$188,792	100.0%	$96,322	100.0%

*Our average realized sale price on a BOE basis for the three months ended November 30, 2021 was $74.12 in comparison to $36.58 for the three months ended November 30, 2020, representing an increase of $37.54 or 102.6% per barrel.

Operating Expenses

Total operating expenses for the three months ended November 30, 2021 were $242,182, an increase of $50,245 or 26.2% compared to $191,937 for the three months ended November 30, 2020. Operating expenses for the three months ended November 30, 2021 and 2020 are set forth in the table below:

	Three Months Ended November 30, 2021			Three Months Ended November 30, 2020
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$65,788	27.2%		$53,581	28.0%
Exploration and drilling expenses	34	0.0%		73	0.0%
Depreciation, depletion, amortization (“DD&A”)	15,196	6.3%		13,491	7.0%
General and administrative (“G&A”) expenses	161,164	66.5%		124,792	65.0%
Total operating expenses	$242,182	100.0%	$95.09	$191,937	100.0%	$72.90

Production expenses for the three months ended November 30, 2021, increased by $12,207 or 22.8% to $65,788 in comparison to $53,581 for the three months ended November 30, 2020. For the three months ended November 30, 2021 and 2020, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended November 30, 2021 and 2020 were $25.83 and $20.35, respectively. Production expenses represented 27.2% and 28.0% of total operating expenses for the three months ended November 30, 2021 and 2020, respectively.

Exploration and drilling expenses for the three months ended November 30, 2021 were $34 in comparison to $73 for the three months ended November 30, 2020. Exploration and drilling expenses represented 0.0% and 0.0% of total operating expenses for the three months ended November 30, 2021 and 2020, respectively.

DD&A expenses for the three months ended November 30, 2021, increased $1,705 or 12.6% to $15,196 in comparison to $13,491 for the three months ended November 30, 2020. DD&A on a BOE basis was $5.97 and $5.12 for the three months ended November 30, 2021 and 2020, respectively. DD&A expenses represented 6.3% and 7.0% of total operating expenses for the three months ended November 30, 2021 and 2020, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. G&A expenses for the three months ended November 30, 2021, increased $36,372 or 29.1% to $161,164 in comparison to $124,792 for the three months ended November 30, 2020. We received, as Operator in California, administrative overhead reimbursement of $13,321 during the three months ended November 30, 2021 for the East Slopes Project which was used to directly offset certain employee salaries. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 66.5% and 65.0% of total operating expenses for the three months ended November 30, 2021 and 2020, respectively.

Interest expense, net for the three months ended November 30, 2021 increased $6,321 or 11.2% to $62,623 in comparison to $56,302 for the three months ended November 30, 2020.

During the three months ended November 30, 2021, the Company recognized a gain on debt forgiveness in the amount of $72,800 due to notification that the SBA had approved the company’s application for loan forgiveness on the PPP 2nd Draw loan.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There continues to be a significant amount of volatility in crude oil prices and dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. This volatility in crude oil prices continued through most of our 2020-2021 fiscal year. The volatility and decline in the price of crude oil has had a substantial negative impact on our cash flow from our producing California properties. While there has been improvement in crude oil prices for the nine months ended November 30, 2021, there is no guarantee that this trend will continue. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

We do not plan to make any capital investments within the East Slopes Project area for the remainder of the 2021-2022 fiscal year.

Changes in our capital resources at November 30, 2021 in comparison to February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021	Increase (Decrease)	Percentage Change
Cash	$17,392	$33,528	$(16,136)	(48.1%)
Current assets	$302,912	$283,239	$19,673	6.9%
Total assets	$906,105	$912,125	$(6,020)	(0.7%)
Current liabilities	$(4,595,989)	$(4,469,074)	$126,915	2.8%
Total liabilities	$(6,266,767)	$(6,029,265)	$237,502	3.9%
Working capital deficit	$(4,293,077)	$(4,185,835)	$107,242	2.6%

Our working capital deficit increased approximately $107,242 or 2.6% to approximately $4.293 million at November 30, 2021 in comparison to approximately $4.186 million at February 28, 2021. The increase in our working capital deficit was primarily due to an increase in our accounts payable and accrued interest balances. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

Daybreak has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future drilling on certain leases or the loss of the lease itself. These ongoing capital commitments will cause us to seek additional forms of financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. The current uncertainty in the credit and capital markets as well as the instability and volatility in crude oil prices since June of 2014, has restricted our ability to obtain needed capital. The 2019 novel coronavirus (“COVID-19") and now the Omicron variant that spread to countries throughout the world including the United States had a substantial negative impact on the demand for crude oil and is largely responsible for the decline in crude oil prices in 2020. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all. Sales of interests in our assets may be another source of cash flow available to us.

The Company’s financial statements for the nine months ended November 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the nine months ended November 30, 2021, we have an accumulated deficit of $29.7 million and a working capital deficit of $4.293 million which raises substantial doubt about our ability to continue as a going concern.

On October 20, 2021, we entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.0001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak named “Daybreak, LLC” and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

In connection with the Equity Exchange, and as conditions to closing the Equity Exchange, among other things we also propose to enter into agreements to sell a minimum of $2,500,000 of shares of Daybreak’s Common Stock, and a minimum of 125,000,000 shares of Common Stock, to one or more investors in a private placement expected to close promptly following the closing of the Equity Exchange (the “Capital Raise”), with the proceeds of the Capital Raise to be used to repay in full the Company’s line of credit with UBS Bank and for drilling and exploration activities and other working capital purposes.

As of November 30, 2021, all of the conditions for the closing of the Exchange Agreement have not yet been met. The Company is continuing to work towards satisfying all of the Exchange Agreement conditions including having certain conditions of the Exchange Agreement approved by the Company’s shareholders.

Changes in Financial Condition

During the nine months ended November 30, 2021, we received crude oil sales revenue from 20 wells in California. Our commitment to improving corporate profitability remains unchanged. We experienced an increase in revenues of $231,325 or 84.4% to $505,410 for the nine months ended November 30, 2021 in comparison to revenues of $274,085 for the nine months ended November 30, 2020. The increase of $35.45 or 109.0% per barrel in the average realized price of a barrel of crude oil accounted for 129.1% of the increase in crude oil revenue for the nine months ended November 30, 2021. For the nine months ended November 30, 2021, we had an operating loss of $152,138 in comparison to an operating loss of $331,869 for the nine months ended November 30, 2020.

Our balance sheet at November 30, 2021 reflects total assets of approximately $0.91 million in comparison to approximately $0.91 million at February 28, 2021. The decrease of $6,020 is primarily due to declines in our cash balance and depletion of our crude oil properties.

At November 30, 2021, total liabilities were approximately $6.27 million in comparison to approximately $6.03 million at February 28, 2021. The increase in liabilities of approximately $238,000 was primarily due to an increase in payables and revisions of the production revenue payable discount during the nine months ended November 30, 2021.

The issued and outstanding shares of common stock at November 30, 2021 remained unchanged from the February 28, 2021 balance of 60,491,122.

Additional paid in capital (APIC) increased $4,422 to $24,254,978 at November 30, 2021 as a result of the recognition of warrant expense for investor relations services.

On December 15, 2021, we finalized agreements with our directors, executive officers, and other employees with respect to the forgiveness and conversion of related party debts into shares of the Company’s common stock at a conversion rate of $0.45 per share of common stock.

The tables below detail the changes to certain Balance Sheet accounts either through debt forgiveness or conversion to the Company’s common stock. Since the common stock shares will be issued in the Company’s fourth quarter, this information is being presented in a pro forma format.

	November 30, 2021 (Unaudited)	Adjustments		Pro Forma November 30, 2021 (Unaudited)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,857,833	$(194,030	)(1)	$1,663,803
Accounts payable related parties	981,634	(938,310	)(2)	43,324
Accrued interest	161,138	—		161,138
Note payable	120,000	—		120,000
12% Notes payable	315,000	—		315,000
12% Notes payable, related party	250,000	(250,000	)(3)	—
Note payable, related party	8,042	—		8,042
Production revenue payable – current, net of discount	85,759	(49,654	)(4)	36,105
Line of credit	816,583	—		816,583
Total current liabilities	4,595,989	(1,431,994)		3,163,995

LONG TERM LIABILITIES:
Note payable, related party	129,407	—		129,407
Production revenue payable – net of discount and current	1,504,671	(871,192	)(4)	633,479
Asset retirement obligation	36,700	—		36,700
Total long-term liabilities	1,670,778	(871,192)		799,586
Total liabilities	6,266,767	(2,303,186)		3,963,581

STOCKHOLDERS’ DEFICIT:
Preferred stock	—	—		—
Series A Convertible preferred stock	710	—		710
Common stock 60,491,122 and 64,573,570 shares	60,491	4,082	(5)	64,573
Additional paid-in capital	24,254,978	2,299,104	(6)	26,554,082
Accumulated deficit	(29,676,841)	—		(29,676,841)
Total stockholders’ deficit	(5,360,662)	2,303,186		(3,057,476)

(1) Adjustment of $194,030 consists of conversion of $141,501 estimated employee taxes previously recorded on accrued salaries into 314,447 shares of common stock; writing off of $52,529 estimated employer payroll taxes on previously recorded on accrued salaries that were converted

(2) Adjustment of $938,310 consists of conversion of $487,545 employee net accrued salaries into 1,083,434 shares of common stock; conversion of $264,986 in 12% Note accrued interest into 588,859 shares of common stock; conversion of $142,969 accrued director fees into 317,708 shares of common stock; and forgiveness of $42,810 accounts payable related parties and employee net accrued salaries

(3) Adjustment of $250,000 consists of conversion of $250,000 related party 12% Note principal into 555,556 shares of common stock

(4) Adjustment represents the fair value of the current portion and long term portion of the $550,100 related party production revenue payable that was converted into 1,222,444 shares of common stock

(5) Adjustment of $4,082 reflecting 4,082,488 shares of common stock that will be issued for the conversion at par value $0.001

(6) Adjustment of $2,299,104 consists of $105,528 fair value of the 4,082,448 shares to be issued for related party debt conversion, based on $0.0268 share closing price on November 30, 2021 net of the $4,082 par value; $2,193,776 forgiveness of liabilities to related parties for the difference of the fair value of the shares converted and the related party debt amount forgiven or converted.

An aggregate of 4,082,448 shares of common stock valued at $0.45 per share will be issued to satisfy certain related party debt as detailed in the table below:

Common Stock Activity
Share issuances for accrued salaries to employees	1,397,881
Share issuances for accrued director fees	317,708
Share issuances for related party 12% Subordinated Note and interest	1,144,415
Share issuances for related party production revenue payable program	1,222,444
Common stock increase	4,082,448

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$31,984	$(17,019)	49,003	(287.9%)
Net cash (used in) investing activities	$(14,673)	$—	14,673	—
Net cash used in financing activities	$(33,447)	$(15,307)	18,140	(118.5%)

Cash Flow Provided By (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the nine months ended November 30, 2021, cash flow provided by operating activities was $31,984 in comparison to cash flow used in operating activities of $17,019 for the nine months ended November 30, 2020. The increase in our cash flow provided by operating activities for the nine months ended November 30, 2021 was due to a reduction in our net loss, and a smaller increase in payables than in the comparative period. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow (Used In) Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities. Cash flow used in our investing activities for the nine months ended November 30, 2021 was $14,673 in comparison to cash flow used in our investing activities of $-0- for the nine months ended November 30, 2020.

Cash Flow (Used In) Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings. Cash flow used in our financing activities was $33,447 for the nine months ended November 30, 2021 in comparison to cash flow used in our financing activities of $15,307 for the nine months ended November 30, 2020. This increase in cash provided by our cash flow activities was primarily due to insurance financing payments and payments on our line of credit offset by proceeds received from the Small Business Administration (SBA) second-draw paycheck protection program loan. For the nine months ended November 30, 2021, we made total payments of $45,000 to our line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at November 30, 2021.

Current debt (Short-term borrowings)

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2021, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $35,000 and $26,000 at November 30, 2021 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the three months ended November 30, 2021, the Company made principal payments of $6,427 and amortized debt discount of $546. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Note payable –related party, current portion	$8,772	$8,598
Unamortized debt issuance expenses	(730)	(728)
Note payable – related party, current portion, net	$8,042	$7,870

Note payable –related party long-term balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Note payable – related party, non-current	$138,939	$145,540
Unamortized debt issuance expenses	(9,532)	(10,080)
Note payable – related party, non-current, net	$129,407	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending November 30,
2022	$8,771
2023	9,006
2024	9,247
2025	9,495
2026	9,750
Thereafter	101,442
Total	$147,711

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

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $565,000 was payable in full at the amended maturity date of the Notes, January 29, 2019, and has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. As of May 31, 2021, no conversion of the unpaid principal and interest into the Company’s common stock has occurred. The accrued interest on the 12% Notes at November 30, 2021 and February 28, 2021 was $391,124 and $340,042, respectively.

12% Note balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
12% Subordinated Notes	$315,000	$315,000
12% Subordinated Notes – related party	250,000	250,000
Total 12% Subordinated Note balance	$565,000	$565,000

The accrued interest owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets at February 28, 2021 under the caption Accounts payable – related party rather than under the caption Accrued interest.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest would receive a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. The production revenue payment program balance as of November 30, 2021 was $950,100 of which $550,100 was owed to a related party – the Company’s Chairman, President and Chief Executive officer.

The production revenue payment program balance as of November 30, 2021 was $400,000. The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met.  The Company shall pay fifty percent of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”). Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers. However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%). Additionally, if the Production Payment Target is not met within the first three years, the Company shall pay seventy-five percent of its production payments from the relevant wells to the purchasers until the Production Payment Target is met.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,430,648 as of November 30, 2021, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended November 30, 2021 and 2020, amortization of the debt discount on these payables amounted to $87,008 and $88,786, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at November 30, 2021 and February 28, 2021 are set forth in the table below:

	November 30, 2021	February 28, 2021
Estimated payments of production revenue payable	$2,380,748	$2,000,258
Less: unamortized discount	(790,318)	(496,836)
	1,590,430	1,503,422
Less: current portion	(85,759)	(111,753)
Net production revenue payable – long-term	$1,504,671	$1,391,669

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On July 10, 2017, a $700,000 portion of the outstanding line of credit balance was converted to a 24 month fixed term annual interest rate of 3.244% with interest payable monthly. On July 10, 2021, the fixed term loan amount of $700,000 was renewed at an annual percentage interest rate of 3.20%. The Company has been notified that effective January 1, 2022 a new interest rate benchmark will be used for fixed rate interest calculations. The new rate will use the UBS Bank USA Fixed Funding Rate (UBSFFR), which is based on the Chicago Mercantile Exchange (CME) Term SOFR Rate or US Treasury Rate, plus a liquidity premium depending on the duration of the contract. The remaining principal balance of the line of credit has a stated reference rate of 0.249% + 337.5 basis points with interest payable monthly. The reference rate is based on the 30 day LIBOR (“London Interbank Offered Rate”) and is subject to change from UBS. The Company has been notified that effective January 1, 2022 a new interest rate benchmark will be used for interest calculations. The new rate will be the UBS Variable Rate (UBSVR), which is comprised of the 30-day average of the Secured Overnight Financing Rate (SOFR) plus a fixed spread of 0.110%.

During the nine months ended November 30, 2021 and 2020, the Company did not receive any advances on the line of credit. During the nine months ended November 30, 2021 and 2020, the Company made payments to the line of credit of $45,000 and $45,000, respectively. Interest converted to principal for the nine months ended November 30, 2021 and 2020 was $20,679 and $21,744, respectively. At November 30, 2021 and February 28, 2021, the line of credit had an outstanding balance of $816,583 and $840,904, respectively.

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

On March 4, 2021, the Company applied for, and was accepted to participate in the SBA PPP Second Draw program with funding pursuant to the Economic Aid Act that was passed in December, 2020. On March 15, 2021, Daybreak received funding for $72,800. The Company applied for full loan forgiveness for the PPP Second Draw PPP loan and on October 6, 2021, the SBA notified our lender that the loan was forgiven and repaid the loan in full.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payable amounts owed to the partner by the Company. As of November 30, 2021, we had no encumbrances on our crude oil project in Michigan.

Operating Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12 month lease that expires in October 2022. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

The Company determines if an arrangement is a lease at inception. Operating leases are recorded in operating lease right of use assets, net, operating lease liability – current, and operating lease liability – long-term on its balance sheet.

Rent expense for the nine months ended November 30, 2021 and 2020 was $17,542 and $17,642, respectively.

Related Party Transactions

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is a 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the nine months ended November 30, 2021 and 2020, Great Earth Power was paid $20,038 and $1,925, respectively. For the nine months ended November 30, 2021 and 2020, ABPlus Net holdings was paid $10,560 and $-0-, respectively.

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

On October 20, 2021, we entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.0001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak named “Daybreak, LLC” and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

In connection with the Equity Exchange, and as conditions to closing the Equity Exchange, among other things we also propose to enter into agreements to sell a minimum of $2,500,000 of shares of Daybreak’s Common Stock, and a minimum of 125,000,000 shares of Common Stock, to one or more investors in a private placement expected to close promptly following the closing of the Equity Exchange (the “Capital Raise”), with the proceeds of the Capital Raise to be used to repay in full the Company’s line of credit with UBS Bank and for drilling and exploration activities and other working capital purposes.

As of November 30, 2021, all of the conditions for the closing of the Exchange Agreement have not yet been met. The Company is continuing to work towards satisfying all of the Exchange Agreement conditions including having certain conditions of the Exchange Agreement approved by the Company’s shareholders.

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California and as our drilling operations begin in Michigan.

Our liquidity is improving with the increase in hydrocarbon prices. Our sources of funds in the past have included the debt or equity markets and the sale of assets. While the Company does have positive cash flow from its crude oil properties, it has not yet established a positive cash flow on a company-wide basis. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, we cannot offer any assurance that we will be successful in executing the aforementioned plans to continue as a going concern.

Our financial statements as of November 30, 2021 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Off-Balance Sheet Arrangements

As of November 30, 2021, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

31

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, November 30, 2021, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of November 30, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32

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

2.1

Equity Exchange Agreement dated October 20, 2021 by and between Daybreak Oil and Gas, Inc., Reabold California LLC, and Gaelic Resources Ltd.  (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 26, 2021, and filed on October 27, 2021).

10.1(1)	Form of letter agreement regarding conversion of accrued director fees.

10.2(1)	Form of letter agreement regarding conversion of accrued salary.

10.3(1)	Letter agreement dated December 3. 2021 by and between Daybreak Oil and Gas, Inc., and James F. Westmoreland regarding conversion of 12% subordinated note.

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)       Filed herewith.

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	January 14, 2022