Form 10-K
period 2022-02-28
DAYBREAK OIL & GAS, INC.
filed 2022-06-15
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.035 on August 31, 2021, as reported by the OTC Pink® Open Market was $1,810,516.

At June 14, 2022, the registrant had 384,735,402 outstanding shares of $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

1

2

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

3

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

Known Trends and Uncertainties

As we continue to pursue our developmental drilling program in our California properties, the timing of these activities continues to be determined by current crude oil and natural gas prices; the availability of drilling funds; and in California, the length and timing of the drilling permit approval process. Additionally, our drilling programs are also very sensitive to drilling costs. We attempt to control these costs through drilling efficiencies by working with service providers to receive acceptable unit costs.

In order to continue our drilling program in California, we must be able to realize an acceptable margin between our expected cash flows from new production and the cost to drill and complete new wells. If any combination of a decrease in crude oil and natural gas prices; the availability of drilling funds; and/or, the rising costs of drilling, completion and other field services occurs in future periods, we may be forced to modify or discontinue a planned drilling program.

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

There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this is that in June of 2014 the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in February 2022, the monthly average price of WTI oil was $91.64 per barrel and our realized price per barrel of crude oil was $87.41. Any downward volatility in the price of crude oil will have a substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time. There are many factors beyond our control that influence the price we receive on our crude oil sales.

A comparison of the average WTI price and average realized crude oil sales price at our East Slope Project in California for the twelve months ended February 28, 2022 and February 28, 2021 is shown in the table below:

	Twelve Months Ended
	February 28, 2022	February 28, 2021	Percentage Change
Average twelve month WTI crude oil price	$73.31	$39.48	85.7%
Average twelve month realized crude oil sales price (Bbl)	$70.75	$36.91	91.7%

For the twelve months ended February 28, 2022, the average WTI price was $73.31 and our average realized crude oil sale price was $70.75, representing a discount of $2.56 per barrel or 3.5% lower than the average WTI price. In comparison, for the twelve months ended February 28, 2021, the average WTI price was $39.48 and our average realized sale price was $36.91 representing a discount of $2.57 per barrel or 6.5% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted NYMEX WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the twelve months ended February 28, 2022 increased $275,206 or 68.0% to $680,107 in comparison to revenue of $404,901 for the twelve months ended February 28, 2021. The average sale price of a barrel of crude oil for the twelve months ended February 28, 2022 was $70.75 in comparison to $36.91 for the twelve months ended February 28, 2021. The increase of $33.84 or 91.7% per barrel in the average realized price of a barrel of crude oil accounted for 134.9% of the increase in crude oil revenue for the twelve months ended February 28, 2022.

Our net sales volume for the twelve months ended February 28, 2022 was 9,613 barrels of crude oil in comparison to 10,970 barrels sold for the twelve months ended February 28, 2021. This decrease in crude oil sales volume of 1,357 barrels or 12.4% was primarily due to fewer well days of production and the natural decline in reservoir pressure during the twelve months ended February 28, 2021.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the twelve months ended February 28, 2022 was from 20 wells resulting in 7,154 well days of production in comparison to 7,288 well days of production from 20 wells for the twelve months ended February 28, 2021.

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

Marketing Arrangements – Principal Customer

At our East Slopes Project, located in Kern County, California, we sell all of our crude oil production to one buyer. At February 28, 2022 and February 28, 2021, this one individual customer represented 100% of crude oil sales receivable. If this local purchaser is unable to resell their products or if they lose a significant sales contract then we may incur difficulties in selling our crude oil production.

The Company’s accounts receivable for California crude oil sales at February 28, 2022 and February 28, 2021 are set forth in the table below.

		February 28, 2022		February 28, 2021
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$117,727	100.0%	$108,993	100.0%

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

The California Department of Conservation Geologic Energy Management Division (CalGEM) is California's primary regulator of the oil and natural gas industry on private and state lands, with additional oversight from the State Lands Commission’s administration of state surface and mineral interests. Government actions, including the issuance of certain permits or approvals, by state and local agencies or by federal agencies may be subject to environmental reviews, respectively, under the California Environmental Quality Act (CEQA) or the National Environmental Policy Act (NEPA), which may result in delays, imposition of mitigation measures or litigation. CalGEM currently requires an operator to identify the manner in which CEQA has been satisfied prior to issuing various state permits, typically through either an environmental review or an exemption by a state or local agency.

In Kern County this requirement has typically been satisfied by complying with the local oil and gas ordinance, which was supported by an Environmental Impact Report (EIR) certified by the Kern County Board of Supervisors in 2015.  A group of plaintiffs challenged the EIR and on February 25, 2020, a California Court of Appeal issued a ruling that invalidates a portion of the EIR until the County makes certain revisions to the EIR and recertifies it. On February 12, 2021, the Kern County Planning Commission voted to recommend approval of the revisions in a supplementary EIR in order to reestablish the county's oil and gas permitting system, though it must be approved by the county Board of Supervisors before becoming effective.  This certification was expected to be completed in the first half of 2021; however, the supplemental EIR and certification are now in the middle of litigation. A court decision is expected sometime in 2022. After the supplementary EIR is certified, it is expected that CalGEM will rely on Kern County to serve as lead agent for CEQA purposes, reducing unnecessary delays at the state level.

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

Human Capital

At February 28, 2022, we had four full-time employees and two part-time employees. Additionally, we regularly use the services of four consultants on an as-needed basis for accounting, technical, oil field, geological, investor relations and administrative services. None of our employees are subject to a collective bargaining agreement. In our opinion, relations with our employees are good. We may hire more employees in the future as needed. All other services are currently contracted for with independent contractors. We have not obtained “key person” life insurance on any of our officers or directors. As we continue to manage the business ongoing, we are focused on retaining and developing our existing employees who are critical to the business.

Long-Term Success

Our long-term success depends on the successful acquisition, exploration and development of commercial grade crude oil and natural gas properties as well as the prevailing prices for crude oil and natural gas to generate future revenues and operating cash flow. Crude oil and natural gas prices are extremely volatile and are affected by many factors outside of our control. The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of price instability, such as was experienced from February 2020 through January 2021, has had and will likely continue to have a material adverse effect on our results of operations and financial condition. Such pricing factors are beyond our control, and have resulted and will result in negative fluctuations of our earnings. We believe; however, that even in this volatile pricing environment there are significant opportunities available to us in the crude oil and natural gas exploration and development industry.

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

9

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

Risks Related to Volatile Energy Prices

Crude oil and natural gas prices are volatile. From January 2020 through February 2021, there was a significant period of depressed commodity prices, that significantly adversely affected, and in the future may continue to adversely affect, our financial condition, liquidity, results of operations, cash flows, access to capital markets, and ability to grow.

Our revenues, operating results, liquidity, cash flows, profitability and valuation of proved reserves depend substantially upon the market prices of crude oil and natural gas. Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets. Declines in commodity prices have historically adversely affected the estimated value of our proved reserves and our cash flows. The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of price instability, such as was experienced from February 2020 through January 2021, has had a material adverse effect on our cash flows, reserves valuation and availability of funds in the financial markets. Specifically, our average annual realized price of crude oil sales for the twelve months periods ended February 28, 2022, 2021 and February 29, 2020 was $70.75, $36.91 and $60.25, respectively.

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

The COVID-19 pandemic caused crude oil prices to decline significantly in 2020, and may adversely affect our business, results of operations and financial condition in the future.

The COVID-19 pandemic has adversely affected the global economy, and has resulted in, among other things, travel restrictions, business closures, the institution of quarantining and other mandated and self-imposed restrictions on movement and created supply chain imbalances. As a result, there was an unprecedented reduction in demand for crude oil. The decline in prices adversely affected our revenues and profitability in 2020 and, while energy prices have recovered, may adversely affect the economics of our existing wells and planned future wells. The severity, magnitude and duration of current or future COVID-19 outbreaks, the extent of actions that have been or may be taken to contain or treat their impact, and the impacts on the economy generally and oil prices in particular, are uncertain, rapidly changing and hard to predict.

Supply chain challenges arising in the wake of the COVID-19 pandemic may adversely affect our operations.

Supply and demand imbalances arising from the COVID-19 pandemic have resulted in shortages, backlogs and delayed deliveries of a wide array of products and services, including products and services critical to oil and gas operations. As a result of such supply chain challenges, we may experience unavailability, or delay in delivery, of products and services that are critical to our well operations. Any such delays may result in deferral or reduction of revenues and increased costs, any of which could materially adversely affect our profitability.

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

We have reported net loss of approximately $398,450 for the year ended February 28, 2022, and we have an accumulated deficit through February 28, 2022 of approximately $29.5 million. Without successful exploration and development of our properties and a significant sustained increase in hydrocarbon prices any investment in Daybreak could become devalued or worthless.

We have substantial indebtedness. The amount of our outstanding indebtedness and our current inability to meet our debt obligations will have adverse consequences on our business, financial condition and results of operations.

At February 28, 2022, we had approximately $4.3 million of consolidated indebtedness comprised of a variety of short-term and long-term borrowings; a line of credit; trade payables; and 12% Subordinated Notes. The 12% Notes had a maturity date of January 29, 2019 and the principal balance of $315,000 has not been paid. The level of indebtedness we have affects our operations in a number of ways. We will need to use a portion of our cash flow to meet principal, interest and payables commitments; which reduces the amount of funds we will have available to finance our operations. This lack of funds limits planning for or reacting to changes in our business and the industry in which we operate and could limit our ability to make funds available for other purposes, such as future exploration, development or acquisition activities. Our ability to meet our debt service obligations and reduce our total indebtedness will depend upon our future performance. Our future performance, in turn, is dependent upon many factors that are beyond our control such as the level of hydrocarbon prices and general economic, financial and business conditions. We cannot guarantee that our future performance will not be adversely affected by such economic conditions and financial, business and other factors.

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

Our financial statements for the year ended February 28, 2022 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations, an investor will likely suffer a complete loss of their investment in our securities.

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

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the crude oil and natural gas exploration and development industry including volatility in crude oil and natural gas prices, and other events or factors. The instability and volatility in hydrocarbon prices that has occurred since June 2014, has had a corresponding material and mostly adverse impact on our revenues and a similar direct material adverse impact on the trading price of our Common Stock.

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

Our authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of February 28, 2022, there were 67,802,273 shares of Common Stock issued and outstanding.

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

21

ITEM 2. PROPERTIES

We conduct all of our drilling, exploration and production activities in the United States. All of our crude oil assets are located in the United States, and all of our revenues are derived from sales to customers within the United States. During the year ended February 28, 2022, we were involved in the operation of a 20 well oilfield project in Kern County, California.

We have not filed any estimates of total, proved net crude oil or natural gas reserves with any federal agency other than this report to the SEC for the fiscal year ended February 28, 2022. Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

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

By utilizing the Sunday centralized production facility our average production expenses have been reduced from over $40 per barrel in 2009 to around $24 per barrel of crude oil for the year ended February 28, 2022. With this centralized facility and having permanent electrical power available, we are ensuring that our operating expenses are kept to a minimum.

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

California Drilling Plans

We plan to drill four development wells in our East Slopes project area in the 2022 – 2023 fiscal year once additional financing is put in place. When new financing is secured, the capital investment required for the four development wells is $525,000.

Encumbrances

On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company.

Reserves

Crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”). The following table sets forth our estimated net quantities of proved reserves as of February 28, 2022.

As of February 28, 2022, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	Proved Reserves
Reserve Category	Crude Oil (Barrels)	Natural Gas (Mcf)	Total Crude Oil Equivalents (BOE)	Percent of Oil Equivalents (BOE)
Developed	117,844	—	117,844	22.8%
Undeveloped	399,311	—	399,311	77.2%
Total Proved	517,155	—	517,155	100.0%

Changes in our estimated total net proved reserves for the twelve months ended February 28, 2022 are set forth in the table below.

Proved Reserves (BOE)
Balance as of February 28, 2021	434,223
Revisions	3,052
Discoveries and extensions	89,493
Production	(9,613)
Balance as of February 28, 2022	517,155

Revisions. Net upward revisions of 3,052 BOE in aggregate were due to higher crude oil prices in California during the twelve months ended February 28, 2022 increasing the economic life of our proved reserves.

Discoveries and extensions. For the twelve months ended February 28, 2022, net extensions of 89,493 BOE reserves were added in California due to an increase in economic PUD locations.

Production. Production in California was 9,613 BOE in aggregate of proved reserves for the twelve months ended February 28, 2022.

As of February 28, 2022, our total proved undeveloped reserves were comprised of our interests in Kern County, California.

Changes in our estimated net proved undeveloped reserves for the twelve months ended February 28, 2022 are set forth in the table below.

Proved Undeveloped Reserves (BOE)
Balance as of February 28, 2021	339,103
Revisions	(29,285)
Discoveries and extensions	89,493
Balance as of February 28, 2022	399,311

Revisions. There were net downward revisions of 29,285 BOE in aggregate due to lower estimated reservoir production of our proved undeveloped reserves.

Discoveries and extensions. For the twelve months ended February 28, 2022, there were 89,493 BOE in extensions due to an increase in economic PUD locations in California.

Our estimated net proved developed producing reserves in California at February 28, 2022 are set forth in the table below.

	Proved Developed Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	117,844	—	117,844	100.0%

Our estimated net proved undeveloped reserves in California at February 28, 2021 are set forth in the table below.

	Proved Undeveloped Reserves
		Natural	Total Oil	Percent of Oil
Location	Oil (Barrels)	Gas (Mcf)	Equivalents (BOE)	Equivalents (BOE)
California	399,311	—	399,311	100.0%

The Company has 273,265 Bbls of proved undeveloped reserves that have remained undeveloped for a period greater than five years. These proved undeveloped reserves have remained undeveloped due to depressed crude oil and natural gas prices and a lack of capital available for drilling. Under our current drilling plans, we intend to convert all 273,265 BOE or 100.0% of the proved undeveloped reserves disclosed as of February 28, 2022 into proved developed reserves within the next five years.

Our estimated proved reserves (BOE) and PV-10 valuation in California at February 28, 2022 are set forth in the table below.

	Proved Reserves
			PV-10 as a
	Total Oil	PV-10 of	Percentage of
Location	Equivalents (BOE)	Proved Reserves	Proved Reserves
California	517,155	6,191,944	100.0%

The present value of future net cash flows from proved reserves, before deductions for estimated future income taxes and asset retirement obligations, discounted at 10% (“PV-10”), was approximately $6.2 million at February 28, 2022 an increase of approximately $4.5 million or 287.5% from the PV-10 reserve valuation at February 28, 2021. This increase is due to the increase in the base price of crude oil in the current report in comparison to the base price of crude oil in the February 28, 2021 report; and an increase in both PDP and PUD reserve totals. . The commodity prices used to estimate proved reserves and their related PV-10 at February 28, 2022 were based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the twelve month period from March 2021 through February 2022. The WTI benchmark average price for the twelve months ended February 28, 2022 was $71.69 per barrel of crude oil in comparison to $38.64 in the prior year reserve report.

These benchmark average prices were further adjusted for crude oil quality and gravity, transportation fees and other price differentials resulting in an average realized price in California for the February 28, 2022 reserve report of $68.80 in comparison to $36.14 in the February 28, 2021 reserve report. Adverse changes in any price differential would reduce our cash flow from operations and the PV-10 of our proved reserves. Operating costs were not escalated.

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

Reserve Estimation

All of our estimated proved reserves of 517,155 BOE for the twelve months ended February 28, 2022 were derived from engineering reports prepared by PGH Petroleum and Environmental Engineers, LLC (“PGH”) of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.

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

Delivery Commitments

As of February 28, 2022, we had no commitments to provide any fixed or determinable quantities of crude oil or natural gas in the near future under contracts or agreements.

Summary Operating Data

The following table sets forth our net share of annual production in each project for the periods shown. One barrel of crude oil equivalent (“BOE”) is roughly equivalent to 6,000 cubic feet or 6 Mcf of gas.

As of February 28, 2022, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

	For the Twelve Months Ended February 28/29,
	2022	2021	2020
Crude Oil and Natural Gas Production Data:
California crude oil	9,613	10,970	11,013
Total (BOE)	9,613	10,970	11,013

The following table sets forth our net share of crude oil and natural gas revenue by project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2022	2021	2020
Crude Oil and Gas Revenue:
California crude oil	680,107	404,901	663,512
Total	$680,107	$404,901	$663,512

The following table sets forth the average realized sales price from each project area for the periods shown.

	For the Twelve Months Ended February 28/29,
	2022	2021	2020
Average Realized Price:
Crude oil – California (Bbl)	$70.75	$36.91	$60.25

The following table sets forth the average production expense (BOE) for the periods shown.

	For the Twelve Months Ended February 28/29,
	2022	2021	2020
Average Production Expense (BOE):
California	$24.06	$17.12	$16.43

Gross and Net Acreage

The following table sets forth our interests in developed and undeveloped crude oil lease acreage in California held by us as of February 28, 2022. These ownership interests generally take the form of working interests in crude oil leases that have varying terms. Developed acreage includes leased acreage that is allocated or assignable to producing wells. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil, regardless of whether or not the acreage contains proved reserves. Gross acres represents the total number of acres in which we have an interest. Net acres represents the sum of our fractional working interests owned in the gross acres.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
California	800	292	2,694	1,010	3,494	1,302
Average working interest		36.5%		44.2%		42.7%

Undeveloped Acreage Expirations

The following table sets forth expiration dates of our gross and net undeveloped acres in California for the years shown.

	Twelve Months Ended February 28, 2022		Twelve Months Ended February 28, 2023		Twelve Months Ended February 29, 2024
	Gross	Net	Gross	Net	Gross	Net
California	—	—	—	—	—	—
Average working interest		—		—		—

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

Producing Wells

The following table sets forth our gross and net productive crude oil wells in California as of February 28, 2022. Productive wells are producing wells and wells capable of production. Gross wells represent the total number of wells in which we have an interest. Net wells represent the sum of our fractional working interests owned in the gross wells.

Property Location	Gross	Net
California	20	7.3
Average working interest		36.5%

Drilling Activity

The following table sets forth our exploratory and development well drilling activity in California for the periods shown. We have had no drilling activity in the past three years due to the volatility of crude oil prices and the lack of available drilling capital.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	February 28, 2022		February 28, 2021		February 29, 2020
Property Location	Productive	Dry	Productive	Dry	Productive	Dry
California
Exploratory	—	—	—	—	—	—
Developmental	—	—	—	—	—	—
Total	—	—	—	—	—	—

28

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

29

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “DBRM”. Prior to May 1, 2016, our stock had traded on the OTCQB Venture Marketplace. Our transition to the OTC Pink Open Market resulted from a cost-savings program for the company and related to listing fees on the Venture Marketplace.

The following table sets forth the high and low closing sales prices for our Common Stock for the two most recent twelve month periods shown. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

	Twelve Months Ended February 28, 2022		Twelve Months Ended February 28, 2021
	High	Low	High	Low
First Quarter	0.0670	0.0200	0.013	0.006
Second Quarter	0.0379	0.0220	0.012	0.007
Third Quarter	0.0530	0.0230	0.015	0.006
Fourth Quarter	0.0683	0.0225	0.029	0.006

As of June 14, 2022, the Company had 1,703 shareholders of record of its Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

Effective December 22, 2020, the Company appointed Sedona Equity Registrar & Transfer, Incorporated (“Sedona”) as its transfer agent and shareholder support provider. By December 28, 2020, all of the Company's directly held shares of common stock, files and information has been transferred from Computershare to Sedona. In this capacity, Sedona will manage all stock registry requests for shareholders, including change of address, certificate replacement and transfer of shares. All stock and investment information will automatically transfer to Sedona from our former Transfer Agent and Registrar, Computershare, and no action is required on the part of the shareholder.

The transfer agent for our Common Stock is Sedona Equity Registrar & Transfer, 143 W. Helena Drive Phoenix, AZ 85023. Their website address is: www.sedonaequity.com.

Dividend Policy

The Company has not declared or paid cash dividends or made any distributions on its common stock since its inception in 1955.

During the twelve months ended February 28, 2022, the Company paid the shareholders of its Series A Convertible Preferred stock all accrued and accumulated dividends that were associated with the Series A Convertible Preferred stock with common stock. For more information on this issuance please refer to Note 12 of the financial statements that are included in this 10-K filing. The Company does not anticipate that it will pay cash dividends or make any cash distributions on its common stock in the foreseeable future.

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

With the filing of our Second Amended and Restated Articles of Incorporation with the Washington Secretary of State in May 2022, the Company no longer has any preferred stock shares. We only have one class of stock and that is common stock.

Series A Convertible Preferred Stock

The Company designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. In July 2006, we completed a private placement of the Series A Preferred that resulted in the issuance of 1,399,765 Series A Preferred shares to 100 accredited investors.

During the twelve months ended February 28, 2022, the Company proposed to all 56 remaining Series A shareholders, who had not previously converted to the Company’s common stock, the conversion of their Series A shares into three shares of the Company’s common stock. Included with this proposal, the Company offered to pay any accrued Series A dividend, on a pro rata basis, with 1,100,000 shares of common stock. In order for the conversion to occur and the dividend to be paid, a majority of the Series A shares had to vote to accept the conversion proposal. With a majority of 53.6%, the outstanding shares voted in favor of the mandatory conversion and dividend issuance. There were 46.4% of the outstanding shares who chose to vote no; not to vote or had their notices of the conversion vote returned to the Company as an invalid address. As a result of the affirmative vote, 709,568 shares of Series A Preferred stock was converted to 2,128,704 shares of common stock and 1,100,000 shares of common stock were issued to satisfy the accumulated dividend of $2,449,979. At February 28, 2022, there were no outstanding shares of Series A Preferred stock remaining.

The following is a summary of the rights and preferences of the Series A Preferred.

Conversion:

At February 28, 2022, there were no shares issued and outstanding that had not been converted into our Common Stock. As of February 28, 2021, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	—	—	—
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	—	—	—
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	—	—	—
Year Ended February 29, 2020	—	—	—
Year Ended February 28, 2021	—	—	—
Year Ended February 28, 2022	709,568	2,128,704	56
Totals	1,399,765	4,199,295	100

Dividends:

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends may be paid in cash or Common Stock at the discretion of the Company. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Preferred do not bear interest. Dividends are payable upon declaration by the Board of Directors. During the twelve months ended February 28, 2022, all accumulated dividends of $2,449,979 were paid through the issuance of 1,100,000 shares of common stock.

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
February 28, 2022	—	96,340
		$2,449,979

At a special meeting of shareholders on May 20, 2022 the Company’s shareholders approved the Second Amended and Restated Articles of Incorporation, which eliminates the classification of the Series A Preferred.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 67,802,273 and 60,491,122 shares were issued and outstanding as of February 28, 2022 and February 28, 2021, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Share issuances during the twelve months ended February 28, 2021	6,958,758	$6,959
Common stock, Issued and Outstanding, February 28, 2021	60,491,122
Shares issued for Series A Preferred conversion	2,128,704	$2,129
Shares issued for Series A accumulated dividend	1,100,000	$1,100
Shares issued for debt conversion of accrued salaries	1,397,880	$1,398
Shares issued for debt conversion of accrued directors fees	317,708	$318
Shares issued for conversion of 12% Note principal and interest – related party	1,144,415	$1,144
Shares issued for investment principal in production revenue program	1,222,444	$1,222
Common stock, Issued and Outstanding, February 28, 2022	67,802,273

During the twelve months ended February 28, 2022, there were 7,311,151 shares of common stock issued as a part of the Company’s restructuring of its balance sheet in accordance with the conditions of the Equity Exchange Agreement between Reabold California, LLC, Gaelic Resources Ltd, and the Company. Of the total 7,311,151 shares issues, there were 4,082,447 shares issued to satisfy related party debt. Another 3,228,704 shares were issued to satisfy the Series A Preferred stock conversion and associated accumulated dividend. During the twelve months ended February 28, 2021, there were 6,958,758 shares of common stock shares valued at $27,835 issued to a related party to settle a convertible note payable.

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

As of February 28, 2022 and February 28, 2021, there were 893,333 and 528,507 exercisable warrants. At February 28, 2022, both the outstanding warrants and the exercisable warrants had a weighted average exercise price of $0.01; a weighted average remaining life of 1.84 years, and an intrinsic value of $20,265. The recorded amount of warrant expense for the twelve months ended February 28, 2021 and February 28, 2021 was $4,913 and $5,897, respectively.

Warrant activity for the twelve months ended February 28, 2022 and February 28, 2021 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2020	2,100,000		$0.01

Changes during the twelve months ended February 28,2021:
Issued	—
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28. 2021	2,100,000		$0.01
Warrants exercisable, February 28, 2021	528,507

Changes during the twelve months ended February 28, 2022:
Issued	—	$
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28, 2022	2,100,000		$0.01
Warrants exercisable, February 28, 2022	893,333		$0.01

33

ITEM 6. RESERVED

34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the financial condition, changes in our financial condition and our results of operations and cash flows for the twelve months ended February 28, 2022 and February 28, 2021. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably. While we have experienced positive cash flow in the past from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been more fully described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

Throughout this Annual Report on Form 10-K, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) or British Thermal Units (“BTU”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of oil equivalent (“BOE”).

Year-to-Date Results

Below is brief summary of our crude oil and natural gas project in California. Refer to our discussion in Item 2. Properties, in this Annual Report on Form 10-K for more information on our East Slopes Project in Kern County, California.

Kern County, California (East Slopes Project)

The East Slopes Project is located in the southeastern part of the San Joaquin Basin near Bakersfield, California. Drilling targets are porous and permeable sandstone reservoirs that exist at depths of 1,200 feet to 4,500 feet. Since January 2009, we have participated in the drilling of 25 wells in this project. The crude oil produced from our acreage in the Vedder Sand is considered heavy crude oil. The produced crude oil ranges from 14° to 16° API gravity and must be heated to separate and remove water prior to sale. During the twelve months ended February 28, 2022 we had production from 20 vertical crude oil wells. Our average working interest and NRI in these 20 wells is 36.6% and 28.4%, respectively. We have been the Operator at the East Slopes Project since March 2009.

Results of Operations – For the years ended February 28, 2022 and February 28, 2021

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

There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in February 2022, the monthly average price of WTI oil was $91.64 per barrel and our realized price per barrel of crude oil was $87.41. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2022. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI price and average realized crude oil sales price at our East Slopes Project in California for the twelve months ended February 28, 2022 and February 28, 2021 is shown in the table below:

	Twelve Months Ended
	February 28, 2022	February 28, 2021	Percentage Change
Average twelve month WTI crude oil price	$73.31	$39.48	85.7%
Average twelve month realized crude oil sales price (Bbl)	$70.75	$36.91	91.7%

For the twelve months ended February 28, 2022, the average WTI price was $73.31 and our average realized crude oil sale price was $70.75, representing a discount of $2.56 per barrel or 3.5% lower than the average WTI price. In comparison, for the twelve months ended February 28, 2021, the average WTI price was $39.48 and our average realized sale price was $36.91 representing a discount of $2.57 per barrel or 6.5% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted NYMEX WTI price because of the lower API gravity of our California crude oil in comparison to WTI crude oil API gravity.

California Crude Oil Revenue and Production

Crude oil revenue in California for the twelve months ended February 28, 2022 increased $275,206 or 68.0% to $680,107 in comparison to revenue of $404,901 for the twelve months ended February 28, 2021. The average sale price of a barrel of crude oil for the twelve months ended February 28, 2022 was $70.75 in comparison to $36.91 for the twelve months ended February 28, 2021. The increase of $33.84 or 91.7% per barrel in the average realized price of a barrel of crude oil accounted for 134.9% of the increase in crude oil revenue for the twelve months ended February 28, 2022.

Our net sales volume for the twelve months ended February 28, 2022 was 9,613 barrels of crude oil in comparison to 10,970 barrels sold for the twelve months ended February 28, 2021. This decrease in crude oil sales volume of 1,357 barrels or 12.4% was primarily due to fewer well days of production and the natural decline in reservoir pressure during the twelve months ended February 28, 2021.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the twelve months ended February 28, 2022 was from 20 wells resulting in 7,154 well days of production in comparison to 7,288 well days of production from 20 wells for the twelve months ended February 28, 2021.

Our crude oil sales revenue from California is set forth in the table below:

	Twelve Months Ended February 28, 2022		Twelve Months Ended February 28, 2021
Project	Revenue	Percentage	Revenue	Percentage
Total crude oil revenues*	$680,107	100.0%	$404,901	100.0%

*Our average realized sale price on a BOE basis for the twelve months ended February 28, 2021 was $70.75 in comparison to $36.91 for the twelve months ended February 28, 2021, representing an increase of $33.84 or 91.7% per barrel.

Of the $275,206 or 68.0% increase in revenue for twelve months ended February 28, 2022 approximately $371,212 or 134.9% can be attributed to the increase in the realized price of crude oil.

Operating Expenses

Total operating expenses increased $187,178 or 24.8% to $940,886 for the twelve months ended February 28, 2022 in comparison to $753,708 for the twelve months ended February 28, 2021. Our operating expenses are set forth in the table below:

	Twelve Months Ended February 28, 2022			Twelve Months Ended February 28, 2021
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$231,275	24.6%		$187,858	24.9%
Exploration and drilling expenses	56,213	6.0%		83	0.0%
Depreciation, Depletion, Amortization (“DD&A”)	49,590	5.3%		60,063	8.0%
General and Administrative (“G&A”) expenses	603,808	64.1%		505,704	67.1%
Total operating expenses	$940,886	100.0%	$97.88	$753,708	100.0%	$68.71

Production expenses include expenses associated with the production of crude oil and natural gas. These expenses include pumper salaries, electricity, road maintenance, control of well insurance, property taxes and well maintenance and workover expenses; and, relate directly to the number of wells that are on production. For the twelve months ended February 28, 2022, these expenses increased $43,417, or 23.1% to $231,276 in comparison to $187,858 for the twelve months ended February 28, 2021. We had 20 wells on production in California for the twelve months ended February 28, 2022 and February 28, 2021. Production expenses on a BOE basis in California for the twelve months ended February 28, 2022 and February 28, 2021 were $24.06 and $17.12, respectively. Production expenses represented 24.6% and 24.9% of total operating expenses for the twelve months ended February 28, 2022 and February 28, 2021, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. These expenses increased $56,130 to $56,213 for the twelve months ended February 28, 2022 in comparison to $83 for the twelve months ended February 28, 2021. The increase was primarily due to the write off of exploration expenses related to the Michigan prospect. Exploration and drilling expenses represented 6.0% and 0.0% of total operating expenses for the twelve months ended February 28, 2022 and February 28, 2021, respectively.

Depreciation, Depletion, Amortization (“DD&A”) expense relates to equipment, proven reserves and property costs, and is another component of operating expenses. These expenses decreased $10,473 or 17.4% to $49,590 for the twelve months ended February 28, 2022 in comparison to $60,063 for the twelve months ended February 28, 2021. The primary reason for the decrease in DD&A expense was due to higher realized crude oil prices thus increasing the estimated economic life of our reserves in comparison to our reserve report from the prior year. On a BOE basis, DD&A expense in California for the twelve months ended February 28, 2022 and February 28, 2021 was $5.16 and $5.48, respectively. DD&A expenses represented 5.3% and 8.0% of total operating expenses for the twelve months ended February 28, 2022 and February 28, 2021, respectively.

General and administrative (“G&A”) expenses increased $98,104 or 19.4% to $603,808 for the twelve months ended February 28, 2022 in comparison to $505,704 for the twelve months ended February 28, 2021. The increase in G&A expenses was primary due to employees returning to work after temporary lay-offs due to the COVID-19 epidemic and increases in travel, insurance rates, legal fees, and fundraising. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of oil and gas properties as well as for the management a public company. For the year ended February 28, 2022, we received, as Operator of the East Slopes project in California, administrative overhead reimbursement of $53,287, which was used to directly offset certain employee salaries. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 64.1% and 67.1% of total operating expenses for the twelve months ended February 28, 2022 and February 28, 2021, respectively.

Interest expense, net decreased $17,728 or 7.5% to $220,085 for the twelve months ended February 28, 2022 in comparison to $237,813 for the twelve months ended February 28, 2021.

During the twelve months ended February 28, 2022, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

During the twelve months ended February 28, 2022, the Company recognized a gain on debt forgiveness in the amount of $72,800 due to notification that the SBA had approved the company’s application for loan forgiveness on the PPP 2nd Draw loan. During the twelve months ended February 28, 2021, the Company recognized a gain on debt forgiveness in the amount of $74,355 due to notification that the SBA had approved the company’s application for loan forgiveness on the PPP initial loan.

Due to the nature of our business, we expect that revenues, as well as all categories of expenses, will continue to fluctuate substantially quarter-to-quarter and year-to-year. Our revenues are dependent upon both hydrocarbon production levels and the price we receive for hydrocarbon sales. Production costs will fluctuate according to the number and percentage ownership of producing wells the period of time the wells have been producing, as well as the amount of revenues being generated by each well. Exploration and drilling expenses will be dependent upon the amount of capital that we have to invest in future development projects, as well as the success or failure of such projects. Likewise, the amount of DD&A expense will depend upon the factors cited above, plus the size of our proven reserve base and the market price of energy products. G&A expenses will also fluctuate based on our current requirements, but will generally tend to increase as we expand the business operations of the Company. An on-going goal of the Company is to improve cash flow to cover the current level of G&A expenses; to fund our development drilling in California; and, future drilling programs in other geographic locations.

Capital Resources and Liquidity

Our primary financial resource is our base of crude oil reserves. Our ability to fund our capital expenditure program is dependent upon the prices we receive from our crude oil and natural gas sales and the availability of capital resource financing. There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI crude oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in February 2022, the monthly average price of WTI oil was $91.64 per barrel and our realized price per barrel of crude oil was $87.41. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2022. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time. When new financing is secured, we plan to drill four development wells for a total of $565,000.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

Changes in our capital resources at February 28, 2022 are set forth in the table below:

	February 28, 2022	February 28, 2021	Increase (Decrease)	Percentage Change
Cash	$139,573	$33,528	$106,045	316.3%
Current Assets	$416,651	$283,239	$133,412	47.1%
Total Assets	$975,704	$912,125	$63,579	7.0%
Current Liabilities	$(3,404,735)	$(4,469,074)	$(1,064,339)	(23.8%)
Total Liabilities	$(4,322,908)	$(6,029,265)	$(1,706,357)	(28.3%)
Working Capital Deficit	$(2,988,084)	$(4,185,835)	$(1,197,751)	(28.6%)

Our working capital deficit decreased approximately $1.2 million or 28.6% from a deficit of approximately $4.2 million at February 28, 2021 to a deficit of approximately $3.0 million at February 28, 2022. The decrease in the working capital deficit was primarily due to a restructuring of our balance sheet by converting related party debt to common stock. This reduction was offset by an increase in accrued interest and the issuance of a short-term convertible note. For the twelve months ended February 28, 2022. we continued to have ongoing positive cash flow from our crude oil operations in California however, we were unable to generate sufficient cash flow to cover all of our general and administrative (“G&A”) and interest expense requirements.

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

The Company’s financial statements for the twelve months ended February 28, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a cumulative net loss since entering the crude oil and natural gas exploration industry in 2005. As of February 28, 2022, we have an accumulated deficit of approximately $29.5 million and a working capital deficit of approximately $3.0 million which raises substantial doubt about our ability to continue as a going concern.

On October 20, 2021, we entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak named “Daybreak, LLC” and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

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

As of February 28, 2022, all of the conditions for the closing of the Exchange Agreement have not yet been met. The Company is continuing to work towards satisfying all of the Exchange Agreement conditions including having certain conditions of the Exchange Agreement approved by the Company’s shareholders. Please refer to Note 16 – Subsequent Events in the Notes to these financial statements.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	Twelve Months Ended February 28, 2022	Twelve Months Ended February 28, 2021	Increase (Decrease)	Percentage Change
Net cash (used in) operating activities	$(13,356)	$(143,526)	$(130,170)	(90.7%)
Net cash (used in) investing activities	$(16,232)	$—	$16,232	100.0%
Net cash provided by financing activities	$135,633	$83,011	$52,622	63.4%)

Cash Flow Used in Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. Cash flow used in our operating activities for the twelve months ended February 28, 2022 was $13,356 in comparison to cash flow used in our operating activities of $143,526 for the twelve months ended February 28, 2021. Changes in our cash flow operating activities for the twelve months ended February 28, 2022 in comparison to the twelve months ended February 28, 2021 were $130,170 and consisted of increases in our non-cash expenses of $21,650, primarily from recognition of impairment of Michigan unproved crude oil properties of $55,978; a decrease in changes in assets of $10,865; a decrease in changes in liabilities of $16,160 and the decrease in our net loss for the year of $113,815. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used in Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances, fixed asset balances and any lending activities. For the twelve months ended February 28, 2022 we used cash flow of $16,232 in comparison to no cash flow used for investing activities for the twelve months ended February 28, 2021.

Cash Flow Provided by Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings. Cash flow provided by our financing activities was $135,633 for the twelve months ended February 28, 2022 in comparison to $83,011 for the twelve months ended February 28, 2021. For the twelve months ended February 28, 2022, we received $72,800 in comparison to $74,355 for the twelve months ended February 28, 2021 under the paycheck protection program (PPP). For the twelve months ended February 28, 2022 and February 28, 2021, we made payments of $60,000, respectively, on the UBS Bank line of credit balances. We received $200,000 from a convertible note payable with a third party during the twelve months ended February 28, 2022. Finally, we made insurance premium financing payments of $68,568 and $74,553 during the twelve months ended February 28, 2022 and February 28, 2021, respectively. The following is a summary of the Company’s financing activities for the twelve months ended February 28, 2022.

Debt (short-term and long-term borrowings)

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2022, the principal and accrued interest had not been paid and was outstanding. The accrued interest on the Note was $38,000 and $26,000 at February 28, 2022 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the twelve months ended February 28, 2022, the Company made principal payments of $8,599 and amortized debt discount of $729. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Note payable –related party, current portion	$8,829	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$8,100	$7,870

Note payable –related party long-term balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Note payable – related party, non-current	$136,710	$145,540
Unamortized debt issuance expenses	(9,350)	(10,080)
Note payable – related party, non-current, net	$127,360	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending February 28/29,
2023	8,829
2024	9,065
2025	9,309
2026	9,558
2027	9,815
Thereafter	98,963
Total	$145,539

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate is 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when conversion occurs, a full 12 months of interest will be payable upon conversion. The maturity date of the note is the date of the closing of the transactions contemplated by the Equity Exchange Agreement with Reabold California, LLC and Gaelic Resources, Ltd. as described above under the Capital Resources and Liquidity caption found in this Item 7, Management’s Discussion and Analysis (MD&A). The conversion price was to be determined by one of two cases. In Case 1, the conversion price would be $0.017 and in Case 2, the conversion price would be $0.0085. The Case 1 conversion price scenario would apply if the terms of the Equity Exchange Agreement were met by a Long Stop Date of April 29, 2022. The Case 2 conversion price scenario would apply if the terms of the Equity Exchange Agreement were not met by a Long Stop Date of April 29, 2022. The terms of the Equity Exchange Agreement were not met by the Long Stop Date of April 29, 2022 and the conversion price was determined to be the $0.0085 rate. Under ASC 855-10-55-1, the Company determined that a derivate issue did not exist since the Company was able to determine the impact of the subsequent event.

On May 5, 2022, the Company received notice from the third party of their intent to convert the note principal and interest in the amount of $236,000 at the conversion price of $0.0085. Consequently, 27,764,706 shares of the Company’s common stock were issued to the third party to satisfy the obligation.

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

As a result of the Company restructuring its balance sheet through conversions of debt to common stock, the related party 12% Noteholder chose to convert the principal and accrued interest of their Notes to the Company’s common stock. The related party Note for $250,000 and accrued interest of $264,986 were converted to common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,144,415 shares of common stock being issued. The accrued interest on the 12% Notes at February 28, 2022 and February 28, 2021 was $135,229 and $340,042, respectively.

12% Note balances at February 28, 2021 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
12% Subordinated notes – third party	$315,000	$315,000
12% subordinated notes – related party	—	250,000
12% Subordinated notes balance	$315,000	$565,000

The accrued interest at February 28, 2021 owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer. On November 10, 2021, the Company was notified that effective January 1, 2022, a new interest rate benchmark the UBS Variable Rate (UBSVR) would replace the existing 30-day LIBOR (“London Interbank Offered Rate”) benchmark. The UBSVR is comprised of the compounded 30-day average of the Secured Overnight Financing Rate (SOFR) plus a fixed spread adjustment of 0.110%. The Company’s new all-on rate will consist of the UBSVR plus its current spread over LIBOR.

During the twelve months ended February 28, 2022 and February 28, 2021, we did not receive any advances on the line of credit, respectively. During the twelve months ended February 28, 2022 and February 28, 2021, we made payments to the line of credit of $60,000, respectively. Interest converted to principal for the twelve months ended February 28, 2022 and February 28, 2021 was $27,278 and $28,503, respectively. At February 28, 2022 and February 28, 2021, the line of credit had an outstanding balance of $808,182 and $840,904, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and to settle some of its existing historical debt. The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California in exchange for their purchase. On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 that had been loaned to the Company during the years ended February 29, 2012 and February 28, 2013. Pursuant to the Note Payoff Agreement, the Company issued a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California. The production payment interest was granted for a deemed consideration amount of the balance of the Notes. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met. The Company shall pay seventy-five percent (75%) of its net production payments from the relevant new wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”). Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers. However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%).

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $941,259 as of February 28, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the twelve months ended February 28, 2022 and February 28, 2021, amortization of the debt discount on these payables amounted to $95,974 and $115,151, respectively, which has been included in interest expense in the statements of operations.

As a result of the Company restructuring its balance sheet through conversions of debt to common stock the related party with the production revenue interest chose to convert the original principal investment of $550,100 to the Company’s common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,222,444 shares of common stock being issued. The outstanding interest discount to debt of $232,170 was treated as a gain on debt forgives by the Company.

As of February 28, 2022 and February 28, 2021, the production revenue payment program balance was $817,125 and $1,503,422, respectively. Production revenue payable balances at February 28, 2020 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Estimated payments of production revenue payable	$941,259	$2,000,258
Less: unamortized discount	(124,134)	(496,836)
	817,125	1,503,422
Less: current portion	(78,877)	(111,753)
Net production revenue payable – long term	$738,248	$1,391,669

Paycheck Protection Program (PPP) Loan

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

Leases

The Company leases approximately 988 rentable square feet of office space from an unaffiliated third party for our corporate office located in Spokane Valley, Washington. Additionally, we lease approximately 416 and 695 rentable square feet from unaffiliated third parties for our regional operations office in Friendswood, Texas and storage and auxiliary office space in Wallace, Idaho, respectively. The lease in Friendswood is a 12-month lease that expires in October 2022 and as such is considered a short-term lease. The Company has elected to not apply the recognition requirements of ASC 842 to this short-term lease. The Spokane Valley and Wallace leases are currently on a month-to-month basis. The Company’s lease agreements do not contain any residual value guarantees, restrictive covenants or variable lease payments. The Company has not entered into any financing leases.

Rent expense for the twelve months ended February 28, 2021 and February 28, 2021 was $23,489 and $23,589, respectively.

Crude Oil and Natural Gas Reserves

Daybreak’s total net proved developed and undeveloped crude oil reserves on a per barrel of oil equivalent (“BOE”) basis increased by 82,932 BOE, or 19.1%, to 517,155 BOE at February 28, 2022 compared to 434,223 BOE at February 28, 2021. These reserves are all located in our California East Slopes project. The primary reason for the overall increase in our total proven reserves was primarily due to higher hydrocarbon prices from the past year lowering the economic life our wells. The year-to-year reserve increase consisted of a 22,724 barrel or 23.9% increase in our PDP reserves and a 60,208 barrel or 17.8% increase in our PUD reserves. Our production of PDP reserves for the year ended February 28, 2022 was 9,613 BOE and was a part of the overall change in PDP reserves. The 82,932 increase in the PUD reserves was all due to upward revisions again because of higher crude oil prices in the past year. Our reserves were fully engineered by PGH Petroleum and Environmental Engineers, LLC of Austin, Texas in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. For further information on our reserve report, refer to exhibit 99.1 of this Annual Report on Form 10-K.

Changes in Financial Condition

During the year ended February 28, 2022, we received crude oil sales revenue from 20 wells in our East Slopes Project in Kern County, California. Our commitment to improving corporate profitability remains unchanged. Since June 2014, there has been significant volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI crude oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in February 2022, the monthly average price of WTI oil was $91.64 per barrel and our realized price per barrel of crude oil was $87.41. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2022. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time. During the twelve months ended February 28, 2022 and February 28, 2021, crude oil revenue from California was $680,107 and $404,901, respectively. Of the $275,206 increase in revenue during the twelve months ended February 28, 2022, $371,212 or 134.9% can be attributed to the increase in our average realized crude oil sales price. For the twelve months ended February 28, 2022 and February 28, 2021, we had an operating loss of $260,780 and $348,807, respectively.

Our balance sheet at February 28, 2022 reflects total assets of approximately $0.98 million, an increase of approximately $63,000 in comparison to approximately $0.91 million at February 28, 2021. This increase of approximately $63,000 in total assets was due to an increase in current assets of approximately $133,000 offset by a decrease in long-term assets of approximately $70,000. Our cash balance increased by approximately $106,000.

At February 28, 2022, total liabilities were approximately $4.3 million, a decrease of approximately $1.7 million in comparison to approximately $6.0 million at February 28, 2021. This decrease was primarily due to conversion of related party debt to common stock through the restructuring of our balance sheet.

Common Stock shares issued and outstanding at February 28, 2022 and February 28, 2021 were 67,802,273 and 60,491,122, respectively. Of the total 7,311,151 shares issued during the twelve months ended February 28, 2022, there were 4,082,447 shares issued to satisfy related party debt. Another 3,228,704 shares were issued to satisfy the Series A Preferred stock conversion and associated accumulated dividend. The February 28, 2022 and February 28, 2021 balances of Series A Preferred Stock shares issued and outstanding were -0- and 709,568, respectively.

With the filing of our Second Amended and Restated Articles of Incorporation with the Washington Secretary of State in May 2022, the Company no longer has any preferred stock shares. We only have one class of stock and that is common stock.

Accumulated Deficit

Our financial statements for the twelve months ended February 28, 2022 and February 28, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Our financial statements show that the Company has incurred significant operating losses that raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The increase of approximately $102,000 in the accumulated deficit from approximately $29.4 million at February 28, 2021 to $29.5 million at February 28, 2022 was due to the net loss for the year of approximately $398,450 offset by related party debt forgiveness of approximately $337,825 and issuance of the Series A Preferred stock accumulated divided of $29,480 and settlement of related party receivables and payables of $11,454.

Cash Balance

We maintain our cash balance by increasing or decreasing our exploration and drilling expenditures as limited by availability of cash from operations, investments and capital resource funding. Our cash balances were $139,573 and $33,528 at February 28, 2022 and February 28, 2021, respectively.

Crude oil and natural gas revenues

Crude oil revenues increased $275,206 or 68.0% to $680,107 for the twelve months ended February 28, 2022 in comparison to $404,901 for the twelve months ended February 28, 2021. Of the $275,206 increase in revenue during the twelve months ended February 28, 2022, $371,212 or 134.9% can be attributed to the increase in our average realized crude oil sales price.

Operating Expenses

Operating expenses for the twelve months ended February 28, 2022 increased $187,178 or 24.8% to approximately $940,886 in comparison to approximately $753,708 for the year ended February 28, 2021.

Operating Loss

For the twelve months ended February 28, 2022 and February 28, 2021, we reported operating losses of $260,779 and $348,807, respectively. The decrease in the operating loss for the twelve months ended February 28, 2022 of approximately $88,028 was primary due to increases in crude oil sales revenue due to higher energy prices.

Net Loss

Since entering the crude oil and natural gas exploration industry, we have incurred net losses with periodic negative cash flow and have depended on external financing and the sale of crude oil and natural gas assets to sustain our operations. For the twelve months ended February 28, 2022 we reported a net loss of $398,450 in comparison to net loss of $512,265 for the twelve months ended February 28, 2021.

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

We anticipate revenues will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California. However given the current decline and instability in hydrocarbon prices, the timing of any drilling activity in California will be dependent on a sustained improvement in hydrocarbon prices and a successful refinancing or restructuring of our current credit facility.

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

On October 20, 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

At a special meeting of shareholders held on May 20, 2022, shareholders approved the Equity Exchange Agreement between Daybreak, Reabold California, LLC (“Reabold”) and Gaelic Resources, Ltd. (“Gaelic”). As a result of this approval, on May 25, 2022, the Company proceeded with the acquisition of Reabold and its producing crude oil and natural gas properties in California. The acquisition was completed by Daybreak issuing 160,964,489 common stock shares to Gaelic, along with the customary closing terms and conditions for acquisitions of this nature.

Also during the special meeting of shareholders, approval was granted to Amend and Restate the Company’s Articles of Incorporation. This would allow for the increase in the number of authorized common stock shares of the Company from 200,000,000 shares to 500,000,000 shares. The increase in common stock shares will give the Company enough authorized common stock shares to complete the transaction with Reabold and Gaelic. Also, all the Preferred stock classification was eliminated.

In conjunction with the Company’s efforts to acquire Reabold, and as a condition of closing the acquisition, the Company was to secure a capital raise of $2,500,000 through the issuance of shares of the Company’s common stock. The commitment for that capital raise was executed on May 5, 2022, and subsequently 128,125,000 shares were issued.

Summary of Critical Accounting Policies and Estimates

Critical accounting policies are policies that are both most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

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

Proved Crude Oil and Natural Gas Reserves

Our estimates of proved and proved developed reserves are a major component of our depletion calculation. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. Proved reserves are defined by the SEC as those quantities of crude oil and natural gas which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether the estimate is a deterministic estimate or probabilistic estimate. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or through installed extraction equipment and infrastructure operational at the time of the reserve estimates if the extraction is by means not involving a well.

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

While the estimates of our proved reserves at February 28, 2022 included in this report have been prepared based on what we and our independent reserve engineers believe to be reasonable interpretations of the SEC rules, those estimates could differ materially from our actual results.

Successful Efforts Accounting Method

We use the successful efforts method of accounting for natural gas and oil producing activities as opposed to the alternate acceptable full cost method. We believe that net assets and net income are more conservatively measured under the successful efforts method of accounting than under the full cost method, particularly during periods of active exploration. Costs to acquire mineral interests in crude oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. All exploratory dry holes and geological and geophysical costs are charged against earnings during the periods they occur. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. The geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

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

Unproved crude oil and natural gas properties that are individually significant are also periodically assessed for impairment of value. For the twelve months ended February 28, 2022, our unproved properties in Michigan and the balance of $55,978 was written off to exploration expense. An impairment loss for unproved crude oil and natural gas properties is recognized at the time of impairment by providing an impairment allowance.

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

See Note 3 - Summary of Significant Accounting Policies in the Company's financial statements for a full discussion of our significant accounting policies.

49

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Daybreak Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Daybreak Oil and Gas, Inc. (the “Company”) as of February 28, 2022 and February 28, 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and February 28, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 15, 2022

DAYBREAK OIL AND GAS, INC.

Balance Sheets

As of February 28, 2022 and February 28, 2021

	As of February 28, 2022	As of February 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,573	$33,528
Accounts receivable:
Crude oil sales	117,727	108,993
Joint interest participants	85,339	79,411
Prepaid expenses and other current assets	74,012	61,307
Total current assets	416,651	283,239
OIL AND GAS PROPERTIES, successful efforts method, net
Proved properties	536,032	556,456
Unproved properties	—	55,978
PREPAID DRILLING COSTS	16,452	16,452
Vehicles and Equipment, net	6,569	—
Total long-term assets	559,053	628,886
Total assets	$975,704	$912,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,649,119	$1,710,922
Accounts payable - related parties	49,228	988,966
Accrued interest	176,229	123,659
Note payable	120,000	120,000
Note payable - related party, current, net of unamortized discount of $729 and $728, respectively	8,100	7,870
Convertible Note payable, related party	200,000	—
12% Note payable	315,000	315,000
12% Note payable - related party	—	250,000
Line of credit	808,182	840,904
Production revenue payable, current, net of unamortized discount	78,877	111,753
Total current liabilities	3,404,735	4,469,074
LONG TERM LIABILITIES:
Note payable - related party, net of current portion and net of unamortized discount of $9,350 and $10,080, respectively	127,360	135,460
Production revenue payable, net of current portion and net of unamortized discount	738,248	1,391,669
Asset retirement obligation	52,565	33,062
Total long-term liabilities	918,173	1,560,191
Total liabilities	4,322,908	6,029,265
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock - 10,000,000 shares authorized, $0.001 par value;	—	—
Series A Convertible Preferred stock - 2,400,000 shares authorized, $0.001 par value, 6% cumulative dividends; 709,568 shares issued and outstanding	—	710
Common stock- 200,000,000 shares authorized; $0.001 par value, 67,802,273 and 60,491,122 shares issued and outstanding, respectively	67,802	60,491
Additional paid-in capital	26,115,450	24,250,556
Accumulated deficit	(29,530,456)	(29,428,897)
Total stockholders’ deficit	(3,347,204)	(5,117,140)
Total liabilities and stockholders' deficit	$975,704	$912,125

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations

For the Twelve Months Ended February 28, 2022 and February 28, 2021

	Twelve Months Ended February 28, 2022	Twelve Months Ended February 28, 2021
REVENUE:
Crude oil sales	$680,107	$404,901

OPERATING EXPENSES:
Production	231,275	187,858
Exploration and drilling	56,213	83
Depreciation, depletion and amortization	49,590	60,063
General and administrative	603,808	505,704
Total operating expenses	940,886	753,708
OPERATING LOSS	(260,779)	(348,807)

OTHER INCOME (EXPENSE):
Interest expense, net	(220,085)	(237,813)
Gain on asset disposal	9,614	—
Gain on debt forgiveness – SBA paycheck protection program (PPP) loan	72,800	74,355
Total other expenses	(137,671)	(163,458)

NET LOSS	(398,450)	(512,265)

Cumulative convertible preferred stock dividend requirement	—	(127,714)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(398,450)	$(639,979)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	61,548,414	57,916,382

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Changes in Stockholders' Deficit

For the Twelve Months Ended February 28, 2022 and February 28, 2021

	Series A
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 29, 2020	709,568	$710	53,532,364	$53,532	$24,223,783	$(28,916,632)	$(4,638,607)

Issuance of common stock for:
Convertible note payable – related party	—	$—	6,958,758	$6,959	$20,876	$—	$27,835

Recognition of warrants for:
Investor relations services	—	$—	—	$—	$5,897	$—	$5,897

Net Loss	—	$—	—	$—	$—	$(512,265)	$(512,265)

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Issuance of common stock for:
Conversion of accrued employee salaries			1,397,880	1,398	627,649	52,530	681,577
Conversion of accrued director fees			317,708	318	142,651		142,969
Conversion of 12% Note principal and interest – related party			1,144,415	1,144	513,842		514,986
Conversion of production revenue program principal – related party			1,222,444	1,222	548,878		550,100
Conversion of Series A preferred stock	(709,568)	(710)	2,128,704	2,129	(1,419)		—
Conversion of Series A accumulated dividend			1,100,000	1,100	28,380	(29,480)	—

Recognition of warrants for:
Investor relations services					4,913		4,913

Debt forgiveness accrued salary - related party						53,125	53,125
Debt forgiveness production revenue program interest – related party						232,170	232,170
Settlement of receivables and payables – related party						(11,454)	(11,454

Net Loss						(398,450)	(398,450)

BALANCE, FEBRUARY 28, 2022	—	$—	67,802,273	$67,802	$26,115,450	$(29,530,456)	$(3,347,204)

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows

For the Twelve Months Ended February 28, 2022 and February 28, 2021

	Twelve Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398,450)	$(512,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on forgiveness of PPP 2nd draw and 1st draw loans, respectively	(72,800)	(74,355)
Depreciation, depletion and amortization	49,590	60,063
Impairment of unproved crude oil properties	55,978	—
Amortization of debt discount	96,703	115,272
Operating lease expense in conjunction with right of use asset	—	5,857
Warrants issued for investor relations services	4,913	5,897
Changes in assets and liabilities:
Accounts receivable – crude oil and natural gas sales	(8,734)	(52,083)
Accounts receivable – joint interest participants	(5,928)	(41,045)
Prepaid expenses and other current assets	68,449	54,896
Accounts payable and other accrued liabilities	52,922	152,816
Accounts payable – related parties	64,153	69,078
Operating lease liability change in conjunction with right of use asset	—	(5,857)
Accrued interest	79,848	78,200
Net cash used in operating activities	(13,356)	(143,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil and natural gas properties	(6,772)	—
Purchase of fixed asset (used pickup truck)	(9,460)	—
Net cash used in investing activities	(16,232)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to line of credit	(60,000)	(60,000)
Proceeds from convertible note payable	200,000	—
Insurance financing repayments	(68,568)	(74,553)
Proceeds from note payable – related party	—	144,619
Payments to note payable – related party	(8,599)	(1,410)
Proceeds from SBA PPP 2nd draw loan and 1st draw loans, respectively	72,800	74,355
Net cash provided by financing activities	135,633	83,011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,045	(60,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,528	94,043
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,573	$33,528

CASH PAID FOR:
Interest	$14,446	$15,106
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows (continued)

For the Twelve Months Ended February 28, 2022 and February 28, 2021

	Twelve Months Ended
	February 28, 2022	February 28, 2021
SUPPLEMENTAL CASH FLOW INFORMATION:
ARO asset and liability increase due to changes in estimates	$10,929	$1,863
Unpaid additions to crude oil and natural gas properties	$—	$11,871
Non-cash addition to line of credit due to monthly interest	$27,278	$28,503
Financing of insurance premiums	$81,154	$65,088
Forgiveness of production revenue payable interest	$232,170	$—
Settlement of accrued employee salaries credited to common stock, APIC and accumulated deficit	$681,577	$—
Settlement of accrued director fees credited to common stock and APIC	$142,969	$—
Settlement of 12% Note - related party credited to common stock and APIC	$514,986	$—
Settlement of production revenue program - related party credited to additional paid in capital	$550,100	$—
Settlement of Series A accumulated dividend credited to additional paid in capital	$28,380	$—
Common stock issued for related party debt	$—	$27,835
Common stock issued for conversion of Series A preferred stock	$710	$—
Common stock issued for Series A preferred accumulated dividend	$1,100	$—
Debt forgiveness of related party accrued gross salary and employer payroll taxes	$53,125	$—
Settlement of related party receivables and payables	$11,454	$—
Reclassification of related party accounts payable to accounts payable	$66,719	$—

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

NOTE 2 — GOING CONCERN:

Financial Condition

Daybreak’s financial statements for the twelve months ended February 28, 2022 and February 28, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Daybreak has incurred net losses since inception and has accumulated a deficit of approximately $29.5 million and a working capital deficit of approximately $3.0 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

On October 20, 2021, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) by and between Daybreak, Reabold California LLC, a California limited liability company (“Reabold”), and Gaelic Resources Ltd., a private company incorporated in the Isle of Man and the 100% owner of Reabold (“Gaelic”), pursuant to which the parties propose for (i) Daybreak to acquire 100% ownership of Reabold, in exchange for (ii) Daybreak issuing 160,964,489 shares of its common stock, par value $0.001 (“Common Stock”) to Gaelic (the “Exchange Shares”), which will result in Reabold becoming a wholly-owned subsidiary of Daybreak and Gaelic becoming the owner of the Exchange Shares and a major shareholder of Daybreak (the foregoing transaction and the transactions contemplated thereby, the “Equity Exchange”).

At a special meeting of shareholders held on May 20, 2022, shareholders approved the Equity Exchange Agreement between Daybreak, Reabold California, LLC (“Reabold”) and Gaelic Resources, Ltd. (“Gaelic”). As a result of this approval, on May 25, 2022, the Company proceeded with the acquisition of Reabold and its producing crude oil and natural gas properties in California. The acquisition was completed by Daybreak issuing 160,964,489 common stock shares to Gaelic, along with the customary closing terms and conditions for acquisitions of this nature.

Also during the special meeting of shareholders, approval was granted to Amend and Restate the Company’s Articles of Incorporation. This would allow for the increase in the number of authorized common stock shares of the Company from 200,000,000 shares to 500,000,000 shares. The increase in common stock shares will give the Company enough authorized common stock shares to complete the transaction with Reabold and Gaelic. Also, all the Preferred stock classification was eliminated.

In conjunction with the Company’s efforts to acquire Reabold, and as a condition of closing the acquisition, the Company was to secure a capital raise of $2,500,000 through the issuance of shares of the Company’s common stock. The commitment for that capital raise was executed on May 5, 2022, and subsequently 128,125,000 shares were issued.

As of February 28, 2022, all of the conditions for the closing of the Exchange Agreement had not yet been met. The Company was continuing to work towards satisfying all of the Exchange Agreement conditions including having certain conditions of the Exchange Agreement approved by the Company’s shareholders. Please refer to Note 16 – Subsequent Events in the Notes to these financial statements.

The Company anticipates revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes Project in California. Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets. While the Company has experienced periodic revenue growth, which has resulted in positive cash flow from its crude oil and natural gas properties, it has not yet established a positive cash flow on a company-wide basis. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of February 28, 2022 and February 28, 2021 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

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

Accounts Receivable

The Company routinely assesses the recoverability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. Substantially all of the Company’s trade accounts receivable result from crude oil in California or joint interest billings to its working interest partners in California. This concentration of customers and joint interest owners may impact the Company’s overall credit risk as these entities could be affected by similar changes in economic conditions as well as other related factors. Trade accounts receivable are generally not collateralized. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2022 and February 28, 2021.

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

For the twelve months ended February 28, 2022, the Company recognized an impairment of unproved properties in Michigan and wrote down the entire $55,978 balance in Michigan. For the twelve months ended February 28, 2021 the Company did not recognize any impairment of its properties.

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

Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per share of Common Stock is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by dilutive Common Stock equivalents. For the years ended February 28, 2022 and February 28, 2021, Common Stock equivalents are excluded from the calculations since their effect is anti-dilutive due to the Company’s net loss.

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

At the Company’s East Slopes project in California we deal with only one buyer for the purchase of all crude oil production. The Company has no natural gas production in California. At February 28, 2022 and February 28, 2021, this one individual customer represented 100.0% of crude oil sales receivable from operations. If this buyer is unable to resell its products or if they lose a significant sales contract then the Company may incur difficulties in selling its crude oil production.

The Company’s accounts receivable in California for crude oil sales at February 28, 2022 and February 28, 2021, respectively are set forth in the table below.

		February 28, 2022		February 28, 2021
Project	Customer	Accounts Receivable Crude Oil Sales	Percentage	Accounts Receivable Crude Oil Sales	Percentage
California – East Slopes Project (Crude oil)	Plains Marketing	$117,727	100.0%	$108,993	100.0%

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

Crude oil sales receivables balances of $117,727 and $108,993 at February 28, 2022 and February 28, 2021, represent crude oil sales that occurred in February 2022 and 2021, respectively.

Joint interest participant receivables balances of $85,339 and $79,411 at February 28, 2022 and February 28, 2021, respectively, represent amounts due from working interest partners in California, where the Company is the Operator.

There were no allowances for doubtful accounts for the Company’s trade accounts receivable at February 28, 2022 and February 28, 2021.

NOTE 5 — CRUDE OIL PROPERTIES:

Crude oil property balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Proved leasehold costs	$115,119	$115,119
Unproved leasehold costs	—	55,978
Costs of wells and development	2,309,628	2,291,924
Capitalized exploratory well costs	1,341,494	1,341,494
Total cost of oil and gas properties	3,766,241	3,804,515
Accumulated depletion, depreciation amortization and impairment	(3,230,209)	(3,192,081)
Oil and gas properties, net	$536,032	$612,434

For the twelve months ended February 28, 2022 and February 28, 2021, the Company recognized depletion expense of $38,125 and $56,013, respectively which is included in DD&A in the statement of operations. Impairment expense for the twelve months ended February 28, 2022 and February 28, 2021 was $55,978 and $-0-, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION (“ARO”)

The Company’s financial statements reflect the provisions of ASC 410. The ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines the ARO on its crude oil and natural gas properties by calculating the present value of estimated cash flows related to the liability. As of February 28, 2022 and February 28, 2021, ARO obligations were considered to be long-term based on the estimated timing of the anticipated cash flows. For the twelve months ended February 28, 2022 and February 28, 2021, the Company recognized accretion expense of $8,574 and $4,050, respectively which is included in DD&A in the statements of operations.

Changes in the asset retirement obligations for the twelve months ended February 28, 2022 and February 28, 2021 are set forth in the table below.

	February 28, 2022	February 28, 2021
Asset retirement obligation, beginning of period	$33,062	$27,149
Accretion expense	8,574	4,050
Revisions to asset retirement obligation	10,929	1,863
Asset retirement obligation, end of period	$52,565	$33,062

NOTE 7 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for the East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the 25% working interest on June 11, 2009. Approximately $244,849 of the $1.5 million default remains unpaid and is included in the February 28, 2022 and February 28, 2021 accounts payable balance. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At February 28, 2022 and February 28, 2021, the balance owed this working interest partner was $76,268 and $88,905, respectively and is included in the accounts payable balances. During the twelve months ended February 28, 2022, the Company worked to restructure its balance sheet. Employer payroll tax estimates of $52,530 and employee payroll tax estimates of $135,687 that had been recognized as a part of the accounts payable balances were eliminated either through debt forgiveness or conversion to 301,527 shares of the Company’s common stock.

NOTE 8 — ACCOUNTS PAYABLE- RELATED PARTIES:

The February 28, 2022 and February 28, 2021 accounts payable – related parties balances of $49,228 and $988,966, respectively, were comprised primarily of deferred salaries of one of the Company’s Executive Officers and certain employees; directors’ fees; expense reimbursements; and deferred interest payments on a 12% Subordinated Notes owed to the Company’s Chairman, President and Chief Executive Officer.

During the twelve months ended February 28, 2022, the Company worked to restructure its balance sheet through the conversion of related party debt to the Company’s common stock. Accrued employee net salaries of approximately $493,359 were converted into 1,096,353 shares of common stock. Accrued director fees of $142,969 were converted into 317,708 shares of common stock. Additionally, $264,986 of 12% Note related party interest was converted into 588,859 shares of common stock.

NOTE 9 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At February 28, 2022, the principal and accrued interest had not been paid and was outstanding. The accrued interest on the Note was $38,000 and $26,000 at February 28, 2022 and February 28, 2021, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer.

Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the twelve months ended February 28, 2022, the Company made principal payments of $8,599 and amortized debt discount of $729. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Note payable – related party, current portion	$8,829	$8,598
Unamortized debt issuance expenses	(729)	(728)
Note payable – related party, current portion, net	$8,100	$7,870

Note payable – related party long-term balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Note payable – related party, non-current	$136,710	$145,540
Unamortized debt issuance expenses	(9,350)	(10,080)
Note payable – related party, non-current, net	$127,360	$135,460

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending February 28/29,
2023	8,829
2024	9,065
2025	9,309
2026	9,558
2027	9,815
Thereafter	98,963
Total	$145,539

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate is 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when conversion occurs, a full 12 months of interest will be payable upon conversion. The maturity date of the note is the date of the closing of the transactions contemplated by the Equity Exchange Agreement with Reabold California, LLC and Gaelic Resources, Ltd. as described above under the Capital Resources and Liquidity caption found in this Item 7, Management’s Discussion and Analysis (MD&A). The conversion price was to be determined by one of two cases. In Case 1, the conversion price would be $0.017 and in Case 2, the conversion price would be $0.0085. The Case 1 conversion price scenario would apply if the terms of the Equity Exchange Agreement were met by a Long Stop Date of April 29, 2022. The Case 2 conversion price scenario would apply if the terms of the Equity Exchange Agreement were not met by a Long Stop Date of April 29, 2022. The terms of the Equity Exchange Agreement were not met by the Long Stop Date of April 29, 2022 and the conversion price was determined to be the $0.0085 rate. Under ASC 855-10-55-1, the Company determined that a derivate issue did not exist since the Company was able to determine the impact of the subsequent event.

On May 5, 2022, the Company received notice from the third party of their intent to convert the note principal and interest in the amount of $236,000 at the conversion price of $0.0085. Consequently, 27,764,706 shares of the Company’s common stock were issued to the third party to satisfy the obligation.

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

As a result of the Company restructuring its balance sheet through conversions of related party debt to common stock, the related party 12% Noteholder chose to convert the principal and accrued interest of their Notes to the Company’s common stock. The related party Note for $250,000 and accrued interest of $264,986 were converted to common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,144,415 shares of common stock being issued. The accrued interest on the 12% Notes at February 28, 2022 and February 28, 2021 was $135,229 and $340,042, respectively.

12% Note balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
12% Subordinated notes – third party	$315,000	$315,000
12% subordinated notes – related party	—	250,000
12% Subordinated notes balance	$315,000	$565,000

The accrued interest at February 28, 2021 owed on the 12% Subordinated Note to the related party is presented on the Company’s Balance Sheets under the caption Accounts payable – related party rather than under the caption Accrued interest.

Line of Credit

The Company has an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that is secured by the personal guarantee of our President and Chief Executive Officer. On November 10, 2021, the Company was notified that effective January 1, 2022, a new interest rate benchmark the UBS Variable Rate (UBSVR) would replace the existing 30-day LIBOR (“London Interbank Offered Rate”) benchmark. The UBSVR is comprised of the compounded 30-day average of the Secured Overnight Financing Rate (SOFR) plus a fixed spread adjustment of 0.110%. The Company’s new all-on rate will consist of the UBSVR plus its current spread over LIBOR.

During the twelve months ended February 28, 2022 and February 28, 2021, we did not receive any advances on the line of credit, respectively. During the twelve months ended February 28, 2022 and February 28, 2021, we made payments to the line of credit of $60,000, respectively. Interest converted to principal for the twelve months ended February 28, 2022 and February 28, 2021 was $27,278 and $28,503, respectively. At February 28, 2022 and February 28, 2021, the line of credit had an outstanding balance of $808,182 and $840,904, respectively.

Production Revenue Payable

Since December 2018, the Company has been conducting a fundraising program to fund the drilling of future wells in California and to settle some of its existing historical debt. The purchasers of production payment interests receive a production revenue payment on future wells to be drilled in California in exchange for their purchase. On August 22, 2019, the Company entered into a Note Payoff Agreement with the Company’s Chairman, President and Chief Executive Officer as payment in full of the $250,100 that had been loaned to the Company during the years ended February 29, 2012 and February 28, 2013. Pursuant to the Note Payoff Agreement, the Company issued a production payment interest in certain of the Company’s production revenue from the drilling of future wells in California. The production payment interest was granted for a deemed consideration amount of the balance of the Notes. The grant was made on the same terms as the Company has sold production payment interests to other third parties in the 2018-2019 fiscal year pursuant to its previously disclosed program.

The production payment interest entitles the purchasers to receive production payments equal to twice their original amount paid, payable from a percentage of the Company’s future net production payments from wells drilled after the date of the purchase and until the Production Payment Target (as described below) is met. The Company shall pay seventy-five percent (75%) of its net production payments from the relevant wells to the purchasers until each purchaser has received two times the purchase price (the “Production Payment Target”). Once the Company pays the purchasers amounts equal to the Production Payment Target, it shall thereafter pay a pro-rated eight percent (8%) of $1.3 million on its net production payments from the relevant wells to each of the purchasers. However, if the total raised is less than the target $1.3 million, then the payment will be a proportionate amount of the eight percent (8%). At February 28, 2022, the Production Payment Target has not been met within the original three years and all future payments will be at the seventy-five percent (75%) rate.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $941,259 as of February 28, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the twelve months ended February 28, 2022 and February 28, 2021, amortization of the debt discount on these payables amounted to $95,974 and $115,151, respectively, which has been included in interest expense in the statements of operations.

As a result of the Company restructuring its balance sheet through conversions of debt to common stock the related party with the production revenue interest chose to convert the original principal investment of $550,100 to the Company’s common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,222,444 shares of common stock being issued. The outstanding interest discount to debt of $232,170 was treated as a gain on debt forgiveness by the Company.

As of February 28, 2022 and February 28, 2021, the production revenue payment program balance was $400,000 and $950,100, respectively. Production revenue payable balances at February 28, 2022 and February 28, 2021 are set forth in the table below:

	February 28, 2022	February 28, 2021
Estimated payments of production revenue payable	$941,259	$2,000,258
Less: unamortized discount	(124,134)	(496,836)
	817,125	1,503,422
Less: current portion	(78,877)	(111,753)
Net production revenue payable – long term	$738,248	$1,391,669

Paycheck Protection Program (PPP) Loan

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

Rent expense for the twelve months ended February 28, 2022 and February 28, 2021 was $23,489 and $23,589, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS:

The Company’s Chief Operating Officer, Bennett Anderson is fifty percent (50%) owner in Great Earth Power, a company that provides a portion of the electrical service to Daybreak for its production operations at the East Slopes Project in Bakersfield, California. Great Earth Power began providing solar powered electricity for the production operations in California in September 2020. For the twelve months ended February 28, 2022 and February 28, 2021, Mr. Anderson received approximately $11,507 and $9,000, respectively from Great Earth Power.

Mr. Anderson is also a fifty percent (50%) owner in ABPlus Net Holdings, a company that provides tank rentals to Daybreak for its production operations in Kern County, California. The Company began renting tanks from ABPlus Net Holdings in November 2020. For the twelve months ended February 28, 2022 and February 28, 2021, Mr. Anderson received approximately $6,720 and $2,440, respectively from ABPlus Net Holdings.

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

With the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Washington Secretary of State in May 2022, the Company no longer has any preferred stock shares. The Company has only one class of stock and that is common stock.

Series A Convertible Preferred Stock

The Company has designated 2,400,000 shares of the 10,000,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred”), with a $0.001 par value. In July 2006, the Company completed a private placement of the Series A Preferred that resulted in the issuance of 1,399,765 shares to 100 accredited investors.

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

During the twelve months ended February 28, 2022, the Company proposed to all 56 remaining Series A shareholders, who had not previously converted to the Company’s common stock, the conversion of their Series A shares into three shares of the Company’s common stock. Included with this proposal, the Company offered to pay any accrued Series A dividend, on a pro rata basis, with 1,100,000 shares of common stock. In order for the conversion to occur and the dividend to be paid, a majority of the Series A shares had to vote to accept the conversion proposal. With a majority of 53.6%, the outstanding shares voted in favor of the conversion and dividend issuance. There were 46.4% of the outstanding shares who chose to vote no; not to vote or had their notices of the conversion vote returned to the Company as an invalid address. As a result of the affirmative vote, 709,568 shares of Series A Preferred stock was converted to 2,128,704 shares of common stock and 1,100,000 shares of common stock were issued to satisfy the accumulated dividend of $2,449,979. At February 28, 2022, there were no outstanding shares of Series A Preferred stock remaining.

The following is a summary of the rights and preferences of the Series A Preferred.

Conversion:

At February 28, 2022, there were no shares issued and outstanding that had not been converted into our Common Stock. As of February 28, 2021, there were 44 accredited investors who had converted 690,197 Series A Preferred shares into 2,070,591 shares of Daybreak Common Stock.

The conversions of Series A Preferred that have occurred since the Series A Preferred was first issued in July 2006 are set forth in the table below.

Fiscal Period	Shares of Series A Preferred Converted to Common Stock	Shares of Common Stock Issued from Conversion	Number of Accredited Investors
Year Ended February 29, 2008	102,300	306,900	10
Year Ended February 28, 2009	237,000	711,000	12
Year Ended February 28, 2010	51,900	155,700	4
Year Ended February 28, 2011	102,000	306,000	4
Year Ended February 29, 2012	—	—	—
Year Ended February 28, 2013	18,000	54,000	2
Year Ended February 28, 2014	151,000	453,000	9
Year Ended February 28, 2015	3,000	9,000	1
Year Ended February 29, 2016	10,000	30,000	1
Year Ended February 28, 2017	—	—	—
Year Ended February 28, 2018	14,997	44,991	1
Year Ended February 28, 2019	—	—	—
Year Ended February 29, 2020	—	—	—
Year Ended February 28, 2021	—	—	—
Year Ended February 28, 2022	709,568	2,128,704	56
Totals	1,399,765	4,199,295	100

Dividends:

Holders of Series A Preferred shall be paid dividends, in the amount of 6% of the original purchase price per annum. Dividends may be paid in cash or Common Stock at the discretion of the Company. Dividends are cumulative from the date of the final closing of the private placement, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series A Preferred do not bear interest. Dividends are payable upon declaration by the Board of Directors. During the twelve months ended February 28, 2022, all accumulated dividends of $2,449,979 were paid through the issuance of 1,100,000 shares of common stock.

Cumulative dividends earned for each twelve month period since issuance are set forth in the table below:

Fiscal Year Ended	Shareholders at Period End	Accumulated Dividends
February 28, 2007	100	$155,311
February 29, 2008	90	242,126
February 28, 2009	78	209,973
February 28, 2010	74	189,973
February 28, 2011	70	173,707
February 29, 2012	70	163,624
February 28, 2013	68	161,906
February 28, 2014	59	151,323
February 28, 2015	58	132,634
February 29, 2016	57	130,925
February 28, 2017	57	130,415
February 28, 2018	56	128,231
February 28, 2019	56	127,714
February 29, 2020	56	128,063
February 28, 2021	56	127,714
February 28, 2022	—	96,340
		$2,449,979

At a special meeting of shareholders on May 20, 2022 the Company’s shareholders approved the Second Amended and Restated Articles of Incorporation, which eliminates the classification of the Series A Preferred.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of $0.001 par value Common Stock of which 67,802,273 and 60,491,122 shares were issued and outstanding as of February 28, 2022 and February 28, 2021, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2019	51,532,364
Share issuances during the twelve months ended February 29, 2020	2,000,000	$2,000
Common stock, Issued and Outstanding, February 29, 2020	53,532,364
Share issuances during the twelve months ended February 28, 2021	6,958,758	$6,959
Common stock, Issued and Outstanding, February 28, 2021	60,491,122
Shares issued for Series A Preferred conversion	2,128,704	$2,129
Shares issued for Series A accumulated dividend	1,100,000	$1,100
Shares issued for debt conversion of accrued salaries	1,397,880	$1,398
Shares issued for debt conversion of accrued directors fees	317,708	$318
Shares issued for conversion of 12% Note principal and interest – related party	1,144,415	$1,144
Shares issued for investment principal in production revenue program	1,222,444	$1,222
Common stock, Issued and Outstanding, February 28, 2022	67,802,273

During the twelve months ended February 28, 2022, there were 7,311,151 shares of common stock issued as a part of the Company’s restructuring of its balance sheet in accordance with the conditions of the Equity Exchange Agreement between Reabold California, LLC, Gaelic Resources Ltd, and the Company. Of the total 7,311,151 shares issues, there were 4,082,447 shares issued to satisfy related party debt. Another 3,228,704 shares were issued to satisfy the Series A Preferred stock conversion and associated accumulated dividend of $2,449,979. During the twelve months ended February 28, 2021, there were 6,958,758 shares of common stock shares valued at $27,835 issued to a related party to settle a note payable.

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

At a special meeting of shareholders on May 20, 2022 the Company’s shareholders approved an increase in the number of authorized common stock shares to 500,000,000 rather than the previous 200,000,000 common stock authorization.

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

As of February 28, 2022 and February 28, 2021, there were 893,333 and 528,507 exercisable warrants. At February 28, 2022, both the outstanding warrants and the exercisable warrants had a weighted average exercise price of $0.01; a weighted average remaining life of 1.84 years, and an intrinsic value of $20,265. The recorded amount of warrant expense for the twelve months ended February 28, 2022 and February 28, 2021 was $4,913 and $5,897, respectively.

Warrant activity for the twelve months ended February 28, 2022 and February 28, 2021 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 29, 2020	2,100,000		$0.01

Changes during the twelve months ended February 28,2021:
Issued	—
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28. 2021	2,100,000		$0.01
Warrants exercisable, February 28, 2021	528,507

Changes during the twelve months ended February 28, 2022:
Issued	—	$
Expired / Cancelled / Forfeited	—
Warrants outstanding, February 28, 2022	2,100,000		$0.01
Warrants exercisable, February 28, 2022	893,333		$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 28, 2022	February 28, 2021
Computed at U.S. and state statutory rates	$(118,897)	$(152,860)
Permanent differences	11,157	15,342
Changes in valuation allowance	107,740	137,518
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	February 28, 2022	February 28, 2021
Deferred tax assets:
Net operating loss carryforwards	$5,670,900	$5,587,416
Oil and gas properties	87,694	63,438
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(5,852,619)	(5,744,879)
Total	$—	$—

At February 28, 2022, the Company had a net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $19,035,827, which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the 2018, 2020 and 2021 period of $340,749, $339,299 and $416,898, respectively, and the loss incurred for the year ended February 28, 2022 in the amount of $311,241 will not expire and will carry over indefinitely. The valuation allowance increased approximately $107,740 for the year ended February 28, 2022 and increased approximately $137,518 for the year ended February 28, 2021. Section 382 Rule of the Internal Revenue Code will place annual limitations on the Company’s NOL carryforward.

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

The Company is not aware of any environmental claims existing as of February 28, 2022. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 16 — SUBSEQUENT EVENTS:

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. On May 5, 2022, the Company received notice from the third party of their intent to convert the note principal and interest in the amount of $236,000 at the conversion price of $0.0085. Consequently, 27,764,706 shares of the Company’s common stock has been issued to the third party to satisfy the obligation.

Results of Special Shareholders Meeting

At a special meeting of shareholders held on May 20, 2022, Daybreak shareholders approved the Equity Exchange Agreement between Daybreak, Reabold California, LLC (“Reabold”) and Gaelic Resources, Ltd. (“Gaelic”). As a result of this approval, the Company proceeded with the acquisition of Reabold and its producing crude oil and natural gas properties in California. The acquisition was completed by Daybreak issuing 160,964,489 common stock shares to Gaelic, and in accordance with the customary closing terms and conditions for acquisitions of this nature.

At the same meeting shareholders adopted the Second and Amended Articles of Incorporation, including increasing the authorized number of common stock shares from 200,000,000 to 500,000,000 common stock shares. The increase in common stock shares will give the Company enough authorized common stock shares to complete the transaction with Reabold and Gaelic. Also, the Series A Preferred stock classification has been eliminated, since all Series A Preferred stock has previously been converted to the Company’s common stock.

In conjunction with the Company’s efforts to acquire Reabold, and as a condition of closing the acquisition, the Company was to secure a capital raise of $2,500,000 through the issuance of shares of the Company’s common stock. That commitment for that capital raise was executed on May 5, 2022, and subsequently 128,125,000 shares were issued. The finalization of the raise, was conditional upon receiving shareholder approval of the Reabold acquisition.

Additionally, in a majority vote by shareholders a fourth person - Mr. Darren Williams, a nominee of Reabold, was added to the Board of Directors as of the date of the closing of the exchange agreement, May 25, 2022.

NOTE 17 — SUPPLEMENTARY INFORMATION FOR CRUDE OIL PRODUCING ACTIVITIES (UNAUDITED)

Capitalized Costs Relating to Crude Oil and Natural Gas Producing Activities

	As of February 28, 2022	As of February 28, 2021
Proved leasehold costs
Mineral Interests	$115,119	$115,119
Wells, equipment and facilities	3,651,122	3,633,418
Total Proved Properties	3,766,241	3,748,537

Unproved properties
Mineral Interests	—	55,978
Uncompleted wells, equipment and facilities	—	—
Total unproved properties	—	55,978

Less accumulated depreciation, depletion amortization and impairment	(3,230,209)	(3,192,081)
Net capitalized costs	$536,032	$612,434

Costs Incurred in Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2022	February 28, 2021
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—
Development costs	6,773	11,871
Exploration costs	—	—
Total costs incurred	$6,773	$11,871

Results of Operations from Oil and Gas Producing Activities

	12 Months Ended	12 Months Ended
	February 28, 2022	February 28, 2021
Oil and gas revenues	$680,107	$404,901
Production costs	(231,275)	(187,858)
Exploration expenses	(56,213)	(83)
Depletion, depreciation and amortization	(49,590)	(60,063)
Impairment of oil properties	—	—
Result of oil and gas producing operations before income taxes	343,029	156,897
Provision for income taxes	—	—
Results of oil and gas producing activities	$343,029	$156,897

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

As of February 28, 2022, our total reserves were comprised of our working interest in East Slopes Project located in Kern County, California.

Our proved reserves are summarized in the table below:

	Oil (Barrels)	Natural Gas (Mcf)	BOE (Barrels)
Proved reserves:
February 29, 2020	495,977	—	495,977
Revisions(1)	(50,784)	—	(50,784)
Discoveries and extensions	—	—	—
Production	(10,970)	—	(10,970)
February 28, 2021	434,223	—	434,223
Revisions(2)	3,052	—	3,052
Discoveries and extensions	89,493	—	89,493
Production	(9,613)	—	(9,613)
February 28, 2022	517,155	—	517,155

(1)	The revisions of previous estimates resulted from a decrease in the estimated economic life of the reservoirs due to lowest realized crude oil prices in the energy markets.

(2)	The revisions of previous estimates resulted from higher realized crude oil prices in the energy markets.
(3)	The discoveries and extensions resulted from additional PUD located being added due to higher oil prices in the energy markets.

The Company’s proved reserves are set forth in the table below.

	Developed		Undeveloped		Total Reserves
	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)	Oil (Bbls)	BOE (Bbls)
February 29, 2020	113,779	113,779	382,198	382,198	495,977	495,977
February 28, 2021	95,120	95,120	339,103	339,103	434,223	434,223
February 28, 2022	117,844	117,844	399,311	399,311	517,155	517,155

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of February 28, 2022 and February 28, 2021 in accordance with ASC 932, “Extractive Activities – Oil and Gas” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

Future cash inflows for the years ended February 28, 2022 and February 28, 2021 were estimated as specified by the SEC through calculation of an average price based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period from March through February during each respective fiscal year. The resulting net cash flow are reduced to present value by applying a 10% discount factor.

	12 Months Ended
	February 28, 2022	February 28, 2021
Future cash inflows	$35,580,251	$15,692,834
Future production costs(1)	(16,217,379)	(8,076,769)
Future development costs	(3,603,561)	(2,510,625)
Future income tax expenses(2)	—	—
Future net cash flows	15,759,311	5,105,440
10% annual discount for estimated timing of cash flows	(9,567,367)	(3,457,022)
Standardized measure of discounted future net cash flows at the end of the fiscal year	$6,191,944	$1,648,418

(1)	Production costs include crude oil and natural gas operations expense, production ad valorem taxes, transportation costs and G&A expense supporting the Company’s crude oil and natural gas operations.

(2)	The Company has sufficient tax deductions and allowances related to proved crude oil and natural gas reserves to offset future net revenues.

Average hydrocarbon prices are set forth in the table below.

	Average Price	Natural
	Crude Oil (Bbl)	Gas (Mcf)
Year ended February 29, 2020(1)	$60.25	$—
Year ended February 28, 2021(1)	$36.91	$—
Year ended February 28, 2022(1)	$70.75	$—

(1)	Average prices were based on 12-month unweighted arithmetic average of the first-day-of-the-month prices for the period from March through February during each respective fiscal year.

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

	12 Months Ended
	February 28, 2022	February 28, 2021
Standardized measure of discounted future net cash flows at the beginning of the year	$1,648,418	$4,652,142
Extensions, discoveries and improved recovery, less related costs	906,390	—
Revisions of previous quantity estimates	44,898	(287,596)
Net changes in prices and production costs	3,320,241	(1,899,026)
Accretion of discount	164,842	465,214
Sales of oil produced, net of production costs	(448,832)	(217,043)
Changes in future development costs	(267,335)	(9,077)
Changes in timing of future production	823,322	(1,074,350)
Net changes in income taxes	—	—
Standardized measure of discounted future net cash flows at the end of the year	$6,191,944	$1,648,418

75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

76

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, February 28, 2022, an evaluation was conducted by Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of February 28, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

Daybreak’s management, including our President and Chief Executive Officer, also serving as our interim principal finance and accounting officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, management used certain criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of February 28, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

77

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

ITEM 9B. OTHER INFORMATION

None.

 ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 that relates to services provided by our registered public accounting firm and the fees incurred for services provided during fiscal years 2022 and 2021 is incorporated by reference from the information appearing under the caption “Fees Billed by Independent Public Accountants” in our Proxy Statement.

79

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

2.1	Equity Exchange Agreement dated October 20, 2021 by and between Daybreak Oil and Gas, Inc., Reabold California LLC, and Gaelic Resources Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 26, 2021, and filed on October 27, 2021).

2.2+	Letter Agreement by and between Daybreak Oil and Gas, Inc., and Gaelic Resources Ltd., effective as of February 14, 2022; to amend the Equity Exchange Agreement dated October 20, 2021 by and between Daybreak Oil and Gas, Inc., Reabold California LLC, and Gaelic Resources Ltd.

2.3+	Letter Agreement by and between Daybreak Oil and Gas, Inc., and Gaelic Resources Ltd., effective as of May 24, 2022; to amend the Equity Exchange Agreement dated October 20, 2021 and amended on February 22, 2022 by and between Daybreak Oil and Gas, Inc., Reabold California LLC, and Gaelic Resources Ltd.

3.02	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008).

4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of the Company’s Annual Report on Form 10-K for the year ended February 28, 2021).

4.02	Description of Securities (incorporated by reference to Exhibit 4.02 of the Company’s Annual Report on Form 10-K for year ended February 28, 2019).

4.03	Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 on July 18, 2006, and incorporated by reference herein. (filed as part of the Articles of Amendment to the Articles of Incorporation of Daybreak Oil and Gas, Inc. dated June 30, 2006.))

4.04	Form of 12% Subordinated Note due 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

4.05	Form of Warrant in connection with 12% Subordinated Notes (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

4.06	Form of Amendment to 12% Subordinated Note due 2015 and Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for year ended February 28, 2015).

4.07	Form of Second Amendment to 12% Subordinated Note due 2017 and Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K filed on May 30, 2017).

4.08	Warrant Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated November 27, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2019).

10.01	Prospect review and non-competition agreement for California project (incorporated by reference to Exhibit 10vi of the Company’s SB-2/A filed on December 28, 2006).

10.02	Prospect review agreement for California project (incorporated by reference to Exhibit 10x of the Company’s SB-2/A filed on December 28, 2006).

10.03	Form of Subscription Agreement for 12% Subordinated Note due 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2010).

10.04	Promissory Note, dated June 20, 2011, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2011).

10.05	Promissory Note, dated January 31, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012).

10.06	Credit Line Agreement, dated October 24, 2011, by and between Daybreak Oil and Gas, Inc. and UBS Bank USA (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011).

10.07	Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2020).

10.11	Promissory Note, dated August 21, 2012, by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2012).

10.12	Promissory Note, dated December 22, 2020, by and between Daybreak Oil and Gas, Inc. and James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2020).

10.30	Securities Purchase Agreement dated December 27, 2018 by and between Daybreak Oil and Gas, Inc. and Maximilian Resources, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2019).

10.31	Production Payment Interest Purchase Agreement dated December 27, 2018 by and among Daybreak Oil and Gas, Inc. and the purchasers named therein. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on January 3, 2019).

10.32	Consulting Agreement by and between Daybreak Oil and Gas, Inc., and Bear to Bull Investor Relations, LLC, dated October 8, 2019. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2019).

10.33	Form of Convertible Note Purchase Agreement and Note, issued by the Company by and between Daybreak Oil and Gas, Inc. and James F. Westmoreland dated as of January 14, 2020. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 17, 2020).

10.34	Form of letter agreement regarding conversion of accrued director fees (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021, filed on January 18, 2022).

10.35	Form of letter agreement regarding conversion of accrued salary (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021, filed on January 18, 2022).

10.36	Form of letter agreement dated December 3. 2021 by and between Daybreak Oil and Gas, Inc., and James F. Westmoreland regarding conversion of 12% subordinated note (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2021, filed on January 18, 2022).

10. 37+	Letter agreement by and between Daybreak Oil and Gas, Inc., and James F. Westmoreland regarding conversion of Production Payment Interests

10.38+	Form of letter agreement regarding conversion of the Company’s Series A Preferred shares to convert each Series A Preferred share to three (3) shares of Daybreak’s common stock.

10.39+	Form of letter agreement regarding conversion of accrued and unpaid dividends with respect to the Series A Preferred Stock (the “Series A Conversion”).

10.40+	Convertible Note Purchase Agreement by and between Daybreak Oil and Gas, Inc. and the purchaser dated as of February 15, 2022

23.1+	Consent of PGH Petroleum and Environmental Engineers, LLC

31.1+	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Reserve Report of PGH Petroleum and Environmental Engineers, LLC, independent petroleum engineering consulting firm, as of February 28, 2021

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.XSD	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

+ Filed herewith.

* Furnished herewith.

82

ITEM 16. FORM 10–K SUMMARY

The Company has elected not to include the optional summary information hyperlink.

83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and
interim principal finance and
accounting officer
Date: June 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES F. WESTMORELAND	By:	/s/ TIMOTHY R. LINDSEY
	James F. Westmoreland		Timothy R. Lindsey
	Director / President and Chief Executive Officer		Director
	Date: June 15, 2022		Date: June 15, 2022

By:	/s/ JAMES F. MEARA
James F. Meara
Director
Date: June 15, 2022

84

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