Form 10-Q
period 2022-05-31
DAYBREAK OIL & GAS, INC.
filed 2022-07-26
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-50107

DAYBREAK OIL AND GAS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0626366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 S. Friendswood Dr., Suite 212, Friendswood, TX	77546
(Address of principal executive offices)	(Zip code)

(281) 996-4176

(Registrant’s telephone number, including area code)

1101 N. Argonne Rd. Suite A 211, Spokane Valley, WA	99212

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

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

At July 25, 2022 the registrant had 384,735,402 outstanding shares of $0.001 par value common stock.

1

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Consolidated Balance Sheets – Unaudited

	As of May 31, 2022	As of February 28, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,159,469	$139,573
Accounts receivable:
Crude oil sales	88,551	117,727
Joint interest participants	80,223	85,339
Prepaid expenses and other current assets	52,328	74,012
Total current assets	1,380,571	416,651

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	5,221,341	536,032
Prepaid drilling costs	16,452	16,452
Property, plant and equipment, net	5,781	6,569
Goodwill crude oil and natural gas properties	2,168,600	—
Total long-term assets	7,412,174	559,053
Total assets	$8,792,745	$975,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,160,655	$1,649,119
Accounts payable – related parties	49,680	49,228
Accrued interest	174,480	176,229
Note Payable	120,000	120,000
Note payable - related party, current, net of unamortized discount of $729 and $729, respectively	8,159	8,100
Convertible Note payable, related party	—	200,000
12% Notes payable	290,000	315,000
Production revenue payable, current, net of unamortized discount	210,215	78,877
Line of credit	—	808,182
Total current liabilities	3,013,189	3,404,735

LONG TERM LIABILITIES:
Note payable - related party, net of current portion and net unamortized discount of $9,168 and $9,350, respectively	125,298	127,360
Production revenue payable, net of unamortized discount and current portion	621,461	738,248
Asset retirement obligation	54,299	52,565
Total long-term liabilities	801,058	918,173
Total liabilities	3,814,247	4,322,908

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock – 500,000,000 shares authorized; $0.001 par value, 384,735,402 and 67,802,273 shares issued and outstanding, respectively	384,735	67,802
Additional paid-in capital	35,297,706	26,115,450
Accumulated deficit	(30,703,943)	(29,530,456)
Total stockholders’ deficit	4,978,498	(3,347,204)
Total liabilities and stockholders’ equity	$8,792,745	$975,704

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Consolidated Statements of Operations – Unaudited

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021
REVENUE:
Crude oil sales	$247,615	$147,300

OPERATING EXPENSES:
Production	60,717	46,726
Depreciation, depletion and amortization	11,776	13,948
Transaction expenses	1,025,541	—
General and administrative	252,138	167,625
Total operating expenses	1,350,172	228,299
OPERATING LOSS	(1,102,557)	(80,999)

OTHER EXPENSE:
Gain on asset disposal	—	9,614
Interest expense, net	(70,930)	(61,266)

NET LOSS	(1,173,487)	(132,651)

Cumulative convertible preferred stock dividend requirement	—	(32,191)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,173,487)	$(164,842)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	94,229,815	60,491,122

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended May 31, 2022 and 2021

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2022	—	$—	67,802,273	$67,802	$26,115,450	$(29,530,456)	$(3,347,204)

Issuance of common stock for:
Conversion of 12% Note principal and interest	—	—	78,934	79	35,441	—	35,520
Conversion of Convertible Note	—	—	27,764,706	27,765	208,235	—	236,000
Acquisition of oil and gas property	—	—	160,964,489	160,964	6,438,580	—	6,559,544
Sale of common stock	—	—	128,125,000	128,125	2,500,000	—	2,628,125

Net loss	—	—	—	—	—	(1,173,487)	(1,173,487)

BALANCE, MAY 31, 2022	—	$—	384,735,402	$384,735	$35,297,706	$(30,703,943)	$4,978,498

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Issuance of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(132,651)	(132,651)

BALANCE, MAY 31, 2021	709,568	$710	60,491,122	$60,491	$24,252,030	$(29,561,548)	$(5,248,317)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,173,487)	$(132,651)
Adjustments to reconcile net cash used in operating activities:
Depreciation, depletion and ARO expense	11,776	13,948
Amortization of debt discount	14,733	30,707
Financing fee expense	512,500	—
Warrant issued for investor relations services	—	1,474
Changes in assets and liabilities:
Accounts receivable – crude oil sales	29,176	14,303
Accounts receivable - joint interest participants	5,116	28,382
Prepaid expenses and other current assets	21,684	27,490
Accounts payable and other accrued liabilities	447,163	26,229
Accounts payable - related parties	452	34,038
Accrued interest	(1,749)	19,419
Net cash provided by (used in) operating activities	(132,636)	63,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets (truck)	—	(8,500)
Additions to oil and gas properties	—	(2,084)
Net cash used in investing activities	—	(10,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program (PPP) loan	—	72,800
Insurance financing repayments	(24,601)	(29,332)
Proceeds from sale of common stock	1,987,500	—
Payments to note payable – related party	(2,185)	(2,128)
Payments to line of credit	(808,182)	(15,000)
Net cash provided by financing activities	1,152,532	26,440

NET INCREASE IN CASH	1,019,896	79,195
CASH AT BEGINNING OF PERIOD	139,573	33,528
CASH AT END OF PERIOD	$1,159,469	$112,723

CASH PAID FOR:
Interest	$61,956	$4,169
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$—	$6,892
Common stock issued for conversion of 12% Subordinated Note	$35,520	$—
Common stock issued for conversion of convertible Note	$236,000	$—
Common stock issued for acquisition of crude oil and natural gas property	$4,167,325	$—
Common stock issued for financing fees	$125,125	$—
Unpaid additions to O&G properties	$263,619	$—
Goodwill from acquisition of O&G properties	$2,432,219	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2023.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the three months ended May 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of May 31, 2022 has an accumulated deficit of $30.7 million and a working capital deficit of $1.6 million, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2022, the Company acquired Reabold California, LLC (“Reabold”) from a third party. This property includes producing wells in both the Monterey and Contra Costa counties of California. This project includes four producing wells. We have a 50% working interest with a 40% net revenue interest in this project.

In conjunction with our acquisition of Reabold, the Company was able to secure a capital raise of $2,500,000 through the issuances of the Company’s common stock.

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes and Reabold projects in California. Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of May 31, 2022 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

NOTE 3 — CONCENTRATION OF CREDIT RISK:

Substantially all of the Company’s trade accounts receivable consists of receivables from the sale of crude oil and natural gas production from operations by the Company and receivables from the Company’s working interest partners in crude oil projects in the East Slopes project where we are the Operator of the project. This concentration of customers and joint interest owners may impact the Company’s overall credit risk, as these entities could be affected by similar changes in economic conditions including lower crude oil prices as well as other related factors. Trade accounts receivable are generally not collateralized.

At the Company’s East Slopes projects in California, there is only one buyer for the purchase of crude oil production. At May 31, 2022 and February 28, 2022 this single customer represented 100.0% of crude oil and natural gas sales receivable, respectively. If these buyers are unable to resell their products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil and natural gas production.

Crude oil sales receivables balances of $88,551 and $117,727 at May 31, 2022 and February 28, 2022, were from one customer, Plains Marketing; and represent crude oil sales that occurred in May and February 2021, respectively.

Joint interest participant receivables balances of $80,223 and $85,339 at May 31, 2022 and February 28, 2022, respectively, represent amounts due from working interest partners in the East Slopes project. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at May 31, 2022 and February 28, 2022, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances of the East Slopes property at May 31, 2022 and February 28, 2022 are set forth in the table below.

	May 31, 2022	February 28, 2022
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	2,309,628	2,309,628
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	3,766,241	3,766,241
Accumulated depletion, depreciation, amortization and impairment	(3,239,463)	(3,230,209)
Total proved crude oil properties, net	$526,778	$536,032
Unproved leasehold costs	—	—
Total proved and unproved crude oil properties, net	$—	$536,032

On May 25, 2022, the Company finalized the acquisition of Reabold California, LLC (“Reabold”). This property includes producing wells in both the Monterey and Contra Costa counties of California. This project includes four producing wells and four wells that have been temporarily shut-in. The Company has a 50% working interest with a 40% net revenue interest in this project. The estimated allocation of the purchase price for crude oil and natural gas properties from Reabold is shown below:

	May 31, 2022	February 28, 2022
Proved leasehold costs	$549,735	$—
Costs of wells and development	4,144,829	—
Cost of proved crude oil properties	4,694,563	—
Accumulated depletion, depreciation, amortization and impairment	—	—
Total proved crude oil properties, net	$4,694,563	$—
Unproved leasehold costs	—	—
Total proved and unproved crude oil properties, net	$4,694,563	$—

NOTE 5 – ACQUISITION:

On May 25, 2022, the Company finalized the acquisition of Reabold from a third party for 160,964,489 shares of the Company’s common stock valued at $6,599,544. The transaction balance of $6,863,163 reflects the common stock valuation of the acquisition transaction and $263,619 in reimbursements to the seller as a purchase price adjustment.

Crude oil and natural gas property and equipment	$4,694,563
Goodwill	2,168,600
Accounts payable	(263,619)
Purchase price, net of closing adjustments	$6,599,544

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning wells program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the original $1.5 million liability, approximately $244,849 remains unpaid and is included in the May 31, 2022 and February 28, 2022, accounts payable balance. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At May 31, 2022 and February 28, 2022, the balance owed this working interest partner was $73,661 and $76,268, respectively, and is included in the approximate $2.2 million and $1.6 million accounts payable balances at May 31, 2022 and February 28, 2022, respectively.

NOTE 7 — ACCOUNTS PAYABLE- RELATED PARTIES:

The May 31, 2022 and February 28, 2022 accounts payable – related party balances of approximately $49,680 and $49,228 respectively, were comprised primarily of expense reimbursements to employees.

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the three months ended May 31, 2022 and 2021, Great Earth Power was paid $4,813 and $6,300, respectively. For the three months ended May 31, 2022 and 2021, ABPlus Net holdings was paid $2,880 and $3,840, respectively.

NOTE 8 — SHORT-TERM AND LONG-TERM DEBT:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At May 31, 2022, the principal and accrued interest had not been paid and was outstanding. The accrued interest on the Note was $41,000 and $38,000 at May 31, 2022 and February 28, 2022, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the three months ended May 31, 2022, the Company made principal payments of $2,128 and amortized debt discount of $182. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Note payable –related party, current portion	$8,888	$8,829
Unamortized debt issuance expenses	(729)	(729)
Note payable – related party, current portion, net	$8,159	$8,100

Note payable – related party long-term balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Note payable – related party, non-current	$134,466	$136,710
Unamortized debt issuance expenses	(9,168)	(9,350)
Note payable– related party, non-current, net	$125,298	$127,360

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending May 31
2023	$8,887
2024	9,126
2025	9,370
2026	9,622
2027	10,715
Thereafter	94,797
Total	$142,517

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate was 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when the conversion occurred, a full 12 months of interest would be payable upon conversion. On May 5, 2022, the Company received notice of conversion of the promissory note. The face amount of the note and $36,000 in interest were converted at a rate of $0.0085 per share into 27,764,706 share of the Company’s common stock during the three months ended May 31, 2022.

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

During the three months ended May 31, 2022, one 12% Note holder chose to convert the principal balance and accrued interest in to the Company’s common stock. The $25,000 Note and accrued interest of $10,520 were converted at a rate of approximately $0.45 for every dollar of principal and interest resulting in 78,934 shares of common stock being issued.

The Company has informed the remaining Note holders that the payment of principal and final interest will be late and is subject to financing being completed. The Notes principal of $290,000 has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at May 31, 2022 and February 28, 2022 was $133,480 and $135,229, respectively.

12% Note balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
12% Subordinated notes – third party	$290,000	$315,000
12% Subordinated notes – related party	—	—
12% Subordinated notes balance	$290,000	$315,000

Line of Credit

The Company had an existing $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that was secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On May 26, 2022, the Company paid off the outstanding balance of $809,930 on the line of credit. The payoff of the line of credit was previously approved under terms of the Equity Exchange Agreement in which the Company acquired the Reabold property in California. The payoff was a part of the use of proceeds from the Company’s sale of common stock to a third party.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,077,642 as of May 31, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2022 and 2021, amortization of the debt discount on these payables amounted to $30,525 and $31,970, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Estimated payments of production revenue payable	$991,638	$941,259
Less: unamortized discount	(112,476)	(124,134)
	879,162	817,125
Less: current portion	(210,215)	(78,877)
Net production revenue payable – long term	$621,461	$738,248

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

Rent expense for the three months ended May 31, 2022 and 2021 was $5,947 and $5,947, respectively.

NOTE 10 — STOCKHOLDERS’ DEFICIT:

Preferred Stock

With the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Washington Secretary of State in May 2022, the Company no longer has any preferred shares. The Company has only class of stock, and that is common stock.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of $0.001 par value common stock of which 384,735,402 and 67,802,273 shares were issued and outstanding as of May 31, 2022 and February 28, 2022, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2021	60,491,122
Shares issued for Series A Preferred conversion	2,128,704	$2,129
Shares issued for Series A accumulated dividend	1,100,000	$1,100
Shares issued for debt conversion of accrued salaries	1,397,880	$1,398
Shares issued for debt conversion of accrued directors fees	317,708	$318
Shares issued for conversion of 12% Note principal and interest – related party	1,144,415	$1,144
Shares issued for investment principal in production revenue program	1,222,444	$1,222
Common stock, Issued and Outstanding, February 28, 2022	67,802,273
Shares issued for conversion of 12% Note principal and interest	78,934	$79
Shares issued for conversion of convertible note	27,764,706	$27,765
Shares issued for acquisition of crude oil and natural gas properties	160,964,489	$160,964
Shares issued from sale of stock	128,125,000	$128,125
Common stock, Issued and Outstanding, May 31, 2022	384,735,402

During the three months ended May 31, 2022, there were 316,933,129 shares of common stock issued in aggregate. There were 78,934 shares issued to a third party on conversion of a $25,000 12% Subordinated Note and $10,520 in accumulated interest. There were 27,764,706 shares issued on conversion of a $200,000 convertible note and $36,000 in accumulated interest. There were 160,964,489 shares issued for the acquisition of the Reabold California, LLC crude oil and natural gas properties. There were 128,125,000 shares issued through the sale of common stock to a third party, which then became a related party through the sale.

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

The warrant contains a vesting blocking provision that prevents the vesting of any warrants that such vesting would cause the warrant holder’s beneficial ownership (as such term is defined in Section 13d-3 of the Securities Exchange Act of 1934, as amended) to exceed more than four and ninety-nine one-hundredths percent (4.99%) of the Company’s outstanding Common Stock. The foregoing restriction may not be waived by either party. The warrants vested in equal parts over a three year period beginning on January 2, 2020 and were fully vested at January 2, 2022. The warrants expire on January 2, 2024.

As of May 31, 2022, there were 2,100,000 exercisable warrants. At May 31, 2022, both the outstanding warrants and the exercisable warrants have a weighted average exercise price of $0.01, a weighted average remaining life of 1.58 years. Both the outstanding warrants and the exercisable warrants have an intrinsic value of $77,280. For the three months ended May 31, 2022 and 2021, the recorded amount of warrant expense was $-0- and $1,474, respectively.

Warrant activity for the three months ended May 31, 2022 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2022	2,100,000	$0.01

Changes during the three months ended May 31, 2022:
Issued	—	$—
Expired / cancelled / forfeited	—	$—
Warrants outstanding, May 31, 2022	2,100,000	$0.01
Warrants exercisable, May 31, 2022	2,100,000	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	May 31, 2022	February 28, 2022
Computed at U.S. and state statutory rates (40%)	$(350,168)	$(118,897)
Permanent differences	4,914	11,157
Changes in valuation allowance	345,254	107,740
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	May 31, 2022	February 28, 2022
Deferred tax assets:
Net operating loss carryforwards	$6,015,569	$5,670,900
Crude oil properties	88,279	87,694
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(6,197,873)	(5,852,619)
Total	$—	$—

At May 31, 2022, Daybreak had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $19,004,359 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the year ended February 28, 2018 of $340,749; the loss incurred for the year ended February 29, 2020 of $339,299; the loss incurred for the year ended February 28, 2021 of $416,898; the loss incurred for the year ended February 28, 2022 of $279,773; and the loss incurred for three months ended May 31, 2022 in the amount of approximately $1,155,058 will not expire and will carry over indefinitely. The valuation allowance increased approximately $345,254 for the three months ended May 31, 2022 and increased approximately $107,740 for the year ended February 28, 2022, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

Sunflower Lawsuit

Sunflower Alliance v. California Department of Conservation, Geologic Energy Management Division. This case challenges the state agency’s compliance with the California Environmental Quality Act (CEQA) with respect to the PAL Reabold 072-00-0001 Project, for wastewater injection into an existing well.  The Petition was filed on December 29, 2021 in the Alameda County Superior Court.  The Petitioner seeks an order setting aside the state agency’s approval of a wastewater injection permit; damages are not sought in the lawsuit.  On February 22, 2022, Real Party in Interest Reabold California, LLC filed a motion to transfer the case to the Contra Costa County Superior Court.  On March 22, 2022, the Alameda County Superior Court ordered the case transferred to the Contra Costa County Superior Court.  The parties are awaiting notification from the Contra Costa County Superior Court that the transfer has been completed.  If successful, the lawsuit would prevent Reabold from injecting wastewater into an existing well until any CEQA deficiencies are addressed.  The California Attorney General is defending the state agency, which disputes Petitioner’s claims.  At this time, it is unclear when the litigation will be resolved.

The Company is not aware of any environmental claims existing as of May 31, 2021. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended May 31, 2022 and in our Annual Report on Form 10-K for the year ended February 28, 2022. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2022 and in this Form 10-Q for the three months ended May 31, 2022 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably. While, in the past, we have had positive cash flow from our crude oil operations in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 and in Part III, Item 1A. Risk Factors of this 10-Q Report. Throughout this Quarterly Report on Form 10-Q, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of crude oil equivalent (“BOE”).

Below is brief summary of our crude oil projects in California. Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2022 for more information on our multi-well oilfield project in California and our exploratory joint drilling project in Michigan.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the three months ended May 31, 2022, we had production from 20 crude oil wells. Our average working interest and net revenue interest (“NRI”) in these 20 wells is 36.6% and 28.4%, respectively.

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

East Slopes Drilling Plans

We plan to spend approximately $435,000 drilling three development wells in the current 2022-2023 fiscal year; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year.

Monterey and Contra Costa Counties, California (Reabold California, LLC)

In May 2022, we acquired Reabold California, LLC (“Reabold”) from its previous owner. This property includes producing wells in both Monterey and Contra Costa counties of California.

The Burnett Lease as well as the Doud Lease are located in close proximity to one another in Monterey County. They are part of a geological feature named the Monroe Swell. The Burnett Lease presently has two directional wells that are being produced from a depth of 2,900’ from the Beedy Sand zone. The oil being produced is 19° gravity. We have future plans of drilling one horizontal well on this lease and to convert and old well bore into a salt water disposal well (“SWDW”). The Doud Lease has four directional well bores with three of those being produced from a depth of 3,300’ from the Doud A Sand zone. The oil being produced is 22° gravity. We have future plans of drilling one additional directional well on this lease. The SWDW for the Burnett Lease will be utilized for this lease as well.

The Brentwood Lease is located in Contra-Costa County. This lease is part of a geological feature named the Meganos Unconformity. There are presently producing two directional wells from this lease as well as one well bore that is shut- in waiting on a SWDW permit to be approved before putting it back in production. The wells are producing from the Second Massive Sand from a depth of between 4,000’-4,500’. The oil being produced is 32° gravity. We have plans to do a work over on the shut-in well to decrease water production and to increase oil production.

Sunflower Lawsuit

Sunflower Alliance v. California Department of Conservation, Geologic Energy Management Division.  This case challenges the state agency’s compliance with the California Environmental Quality Act (CEQA) with respect to the PAL Reabold 072-00-0001 Project, for wastewater injection into an existing well.  The Petition was filed on December 29, 2021 in the Alameda County Superior Court.  The Petitioner seeks an order setting aside the state agency’s approval of a wastewater injection permit; damages are not sought in the lawsuit.  On February 22, 2022, Real Party in Interest Reabold California, LLC filed a motion to transfer the case to the Contra Costa County Superior Court.  On March 22, 2022, the Alameda County Superior Court ordered the case transferred to the Contra Costa County Superior Court.  The parties are awaiting notification from the Contra Costa County Superior Court that the transfer has been completed.  If successful, the lawsuit would prevent Reabold from injecting wastewater into an existing well until any CEQA deficiencies are addressed.  The California Attorney General is defending the state agency, which disputes Petitioner’s claims.  At this time, it is unclear when the litigation will be resolved.

Encumbrances

On October 17, 2018, a working interest partner in the East Slopes Project in California filed a UCC financing statement in regards to payables owed to the partner by the Company.

Results of Operations – Three Months Ended May 31, 2022 compared to the Three Months Ended May 31, 2021

California Crude Oil Prices

The prices we receive for crude oil sales in California from the East Slopes project and from Reabold California, LLC (“Reabold”) are based on prices posted for Midway-Sunset and Buena Vista crude oil delivery contracts, respectively. All posted pricing is subject to adjustments that vary by grade of crude oil, transportation costs, market differentials and other local conditions. Both the posted Midway-Sunset and Buena Vista prices generally move in correlation to prices quoted on the New York Mercantile Exchange (NYMEX”) for spot West Texas intermediate (“WTI”) crude oil, Cushing, Oklahoma delivery contracts.

California Natural Gas Prices

The price we receive for natural gas sales from Reabold is based on ninety-five (95%) of the price published in Natural Gas Intelligence (“NGI”) Gas Price Index under the column “Bidweek Averages” for “California”, “PG&E Citygate” less an amount per MMBtu equal to the Silverado Path On System As-Available transport date, less the Silverado Path On System transmission shrinkage rate for Silverado. The price we receive generally moves in correlation to prices quoted on the New York Mercantile Exchange (NYMEX”) for spot Henry Hub natural gas prices.

There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in May 2022, the monthly average price of WTI oil was $109.55 per barrel and our realized price per barrel of crude oil was $106.56. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2022. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI price and the average realized crude oil sales price for the three months ended May 31, 2022 and 2021 is shown in the table below:

	Three Months Ended
	May 31, 2022	May 31, 2021	Percentage Change
Average three month WTI crude oil price (Bbl)	$106.61	$63.07	69.0%
Average three month realized crude oil sales price (Bbl)	$106.12	$61.65	72.1%

For the three months ended May 31, 2022, the average WTI price was $106.61 and our average realized crude oil sale price was $106.12, representing a discount of $0.49 per barrel or 0.5% lower than the average WTI price. In comparison, for the three months ended May 31, 2021, the average WTI price was $63.07 and our average realized sale price was $61.65 representing a discount of $1.42 per barrel or 2.3% lower than the average WTI price. Historically, the sale price we receive for California heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended May 31, 2022 increased $100,315 or 68.1% to $247,615 in comparison to revenue of $147,300 for the three months ended May 31, 2021. The average realized sale price of a barrel of crude oil for the three months ended May 31, 2021 was $106.12 in comparison to $61.65 for the three months ended May 31, 2021. The increase in the average realized sale price of a barrel of crude oil of $44.47 or 72.1% accounted for 105.9% of the increase in revenue for the three months ended May 31, 2022, offset by a decline of 5.9% in revenue due to the 2.3% decline in production volume.

Our net sales volume for the three months ended May 31, 2022 was 2,333 barrels of crude oil in comparison to 2,389 barrels sold for the three months ended May 31, 2021. This decrease in crude oil sales volume of 56 barrels or 2.3% was primarily due to the timing of oil sales that occurred for the three months ended May 31, 2022.

The gravity of our produced crude oil in California ranges between 14° API and 16° API. Production for the three months ended May 31, 2022 was from 20 wells resulting in 1,822 well days of production in comparison to 1,809 well days of production for the three months ended May 31, 2021.

Our crude oil sales revenue for the three months ended May 31, 2022 and 2021 is set forth in the following table:

	Three Months Ended May 31, 2022		Three Months Ended May 31, 2021
Project	Revenue	Percentage	Revenue	Percentage
California – East Slopes Project	$247,615	100.0%	$147,300	100.0%

*Our average realized sale price on a BOE basis for the three months ended May 31, 2021 was $106.12 in comparison to $61.65 for the three months ended May 31, 2021, representing an increase of $44.47 or 72.1% per barrel.

Operating Expenses

Our total operating expenses for the three months ended May 31, 2022 were $1,350,172, an increase of $1,121,873 or 491.4% compared to $228,299 for the three months ended May 31, 2021. Operating expenses for the three months ended May 31, 2022 and 2021 are set forth in the table below:

	Three Months Ended May 31, 2022			Three Months Ended May 31, 2021
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$60,717	4.5%		$46,726	20.5%
Depreciation, depletion, amortization (“DD&A”)	11,776	0.8%		13,948	6.1%
Transaction expenses	1,025,541	76.0%		—	—
General and administrative (“G&A”) expenses	252,138	18.7%		167,625	73.4%
Total operating expenses	$1,350,172	100.0%	$578.73	$228,299	100.0%	$95.56

Production expenses include expenses associated with the production of crude oil. These expenses include pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover costs; and, relate directly to the number of wells that are in production. For the three months ended May 31, 2022, these expenses increased by $13,991 or 29.9% to $60,717 in comparison to $46,726 for the three months ended May 31, 2021. For the three months ended May 31, 2022 and 2021, we had 20 wells on production in California. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended May 31, 2022 and 2021 were $26.03 and $19.56, respectively. Production expenses represented 4.5% and 20.5% of total operating expenses for the three months ended May 31, 2022 and 2021, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the three months ended May 31, 2022 and 2021, these expenses were $-0-. Exploration and drilling expenses represented 0.0% of total operating expenses for the three months ended May 31, 2022 and 2021, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the three months ended May 31, 2022, DD&A expenses decreased $2,172 or 15.6% to $11,776 in comparison to $13,948 for the three months ended May 31, 2021. On a BOE basis DD&A expense was $5.05 and $5.84 for the three months ended May 31, 2022 and 2021, respectively. DD&A and impairment expenses represented 0.8% and 6.1% of total operating expenses for the three months ended May 31, 2022 and 2021, respectively.

For the three months ended May 31, 2022, we incurred transaction expenses of $1,025,541 related to the acquisition of funding for future drilling and to eliminate our line of credit balance. For the three months ended May 31, 2021, we did not incur any related expenses. Transaction expenses represented 76.0% and 0.0% of total operating expenses for the three months ended May 31, 2022 and 2021, respectively.

General and administrative (“G&A”) expenses include the salaries of our six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, director fees, stock compensation, travel expenses, insurance, Sarbanes-Oxley (“SOX”) compliance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. For the three months ended May 31, 2022, these expenses increased $84,513 or 50.49% to $252,138 in comparison to $167,625 for the three months ended May 31, 2021. Approximately $68,086 or 80.5% of the increase was directly related to the expense of holding the special shareholders meeting to approve the acquisition of the Reabold property in California. We are continuing a program of reducing all of our G&A costs wherever possible. G&A expenses represented 18.7% and 73.4% of total operating expenses for the three months ended May 31, 2022 and 2021, respectively.

Interest expense, net for the three months ended May 31, 2022 increased $9,664 or 15.8% to $70,930 in comparison to $61,266 for the three months ended May 31, 2021.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and Michigan and the availability of capital resource financing. There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in May 2022, the monthly average price of WTI oil was $109.55 per barrel and our realized price per barrel of crude oil was $106.56. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2022. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

We plan to spend approximately $435,000 drilling three development wells in the current 2022-2023 fiscal year; however our actual expenditures may vary significantly from this estimate if our plans for exploration and development activities change during the year. Factors such as changes in operating margins and the availability of capital resources could increase or decrease our ultimate level of expenditures during the current fiscal year.

Changes in our capital resources at May 31, 2022 in comparison with February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022	Increase (Decrease)	Percentage Change
Cash	$1,159,469	$139,573	$1,019,896	730.7%
Current assets	$1,380,571	$416,651	$963,920	231.3%
Total assets	$8,792,745	$975,704	$7,817,041	801.2%
Current liabilities	$(3,013,189)	$(3,404,735)	$(391,546)	(11.5%)
Total liabilities	$(3,814,247)	$(4,322,908)	$(508,661)	(11.8%)
Working capital	$(1,632,618)	$(2,988,084)	$1,355,466	45.4%

Our working capital deficit decreased approximately $1.36 million or 45.4% to $1.63 million at May 31, 2022 in comparison to $2.99 million at February 28, 2022. The decrease in our working capital deficit was primarily due to the funding we received in conjunction with the Reabold property in California. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

The Company’s financial statements for the three months ended May 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a cumulative net loss since entering the crude oil exploration industry and as of three months ended May 31, 2022 have an accumulated deficit of $30.7 million and a working capital deficit of $1.6 million which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we may continue to seek additional financing for our planned exploration and development activities in California. We could obtain financing through one or more various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all. Sales of interests in our assets may be another source of cash flow.

Changes in Financial Condition

During the three months ended May 31, 2022, we received crude oil sales revenue from 20 wells in our East slopes Project in Kern County, California. In May 2022, we acquired Reabold California, LLC from its previous owner. This property includes four producing wells in both Monterey and Contra Costa counties of California. Our commitment to improving corporate profitability remains unchanged. During the three months ended May 31, 2022 and 2021, crude oil revenue from the East Slopes Project was $247,615 and $147,300, respectively. For the three months ended May 31, 2022 and 2021, we had an operating loss of $1,102,557 and $80,999, respectively.

Our balance sheet at May 31, 2022 reflects total assets of approximately $8.792 million in comparison to approximately $0.976 million at February 28, 2022. At May 31, 2022, total liabilities were approximately $3.814 million in comparison to approximately $4.322 million at February 28, 2022.

Common stock shares issued and outstanding were 384,735,402 and 67,802,273 at May 31, 2022 and February 28, 2022, respectively.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021	Increase (Decrease)	Percentage Change
Net cash (used in) provided by operating activities	$(132,636)	$63,339	(195,975)	(309.4%)
Net cash used in investing activities	$—	$(10,584)	(10,584)	100%
Net cash provided by financing activities	$1,152,532	$26,440	1,126,092	4,259.0%

Cash Flow (Used In) Provided By Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the three months ended May 31, 2022, cash flow used in operating activities was $132,636 in comparison to cash flow provided by operating activities of $63,339 for the three months ended May 31, 2021. This increase of $195,975 in our cash flow used for operating activities included approximately $68,086 in one-time expenses associated with the special shareholders meeting that was held to approve the acquisition of another crude oil and natural gas property, Reabold California, LLC. Additionally, we experienced transaction expenses of $1,025,541 associated with the acquisition and the sale of our common stock. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

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

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in oil and gas property balances and other investment activities. Cash flow used in investing activities for the three months ended May 31, 2022 was $-0-. For the three months ended May 31, 2021 cash flow used in investing activities was $10,584.

Cash Flow Provided By Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances, our borrowing activities or in equity account balances, excluding retained earnings. Cash flow provided by financing activities for the three months ended May 31, 2022 was $1,152,532 in comparison to $26,440 provided by financing activities in the three months ended May 31, 2021. During the three months ended May 31, 2022 we received $1,987,500 net of transaction expenses from the sale of 128,125,000 shares of our common stock. Additionally, during the three months ended May 31, 2022, we paid off the balance of $808,182 on the line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by or used in our financing activities at May 31, 2022.

SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At May 31, 2022, the principal and accrued interest had not been paid and was outstanding. The accrued interest on the Note was $41,000 and $38,000 at May 31, 2022 and February 28, 2022, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the three months ended May 31, 2022, the Company made principal payments of $2,128 and amortized debt discount of $182. The obligations under the Note are secured by a lien on and security interest in the Company’s oil and gas assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable –related party balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Note payable –related party, current portion	$8,888	$8,829
Unamortized debt issuance expenses	(729)	(729)
Note payable – related party, current portion, net	$8,159	$8,100

Note payable –related party long-term balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Note payable – related party, non-current	$134,466	$136,710
Unamortized debt issuance expenses	(9,168)	(9,350)
Note payable– related party, non-current, net	$125,298	$127,360

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending May 31,
2023	$8,887
2024	9,126
2025	9,370
2026	9,622
2027	10,715
Thereafter	94,797
Total	$142,517

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate was 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when conversion occurred, a full 12 months of interest would be payable upon conversion. On May 5, 2022, the Company received notice of conversion of the promissory note. The face amount of the note and $36,000 in interest were converted at a rate of $0.0085 per share into 27,764,706 share of the Company’s common stock during the three months ended May 31, 2022.

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

During the three months ended May 31, 2022, one 12% Note holder chose to convert the principal balance and accrued interest in to the Company’s common stock. The $25,000 Note and accrued interest of $10,520 were converted at a rate of approximately $0.45 for every dollar of principal and interest resulting in 78,934 shares of common stock being issued.

The Company has informed the remaining Note holders that the payment of principal and final interest will be late and is subject to future financing being completed. The Notes principal of $290,000 has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at May 31, 2022 and February 28, 2022 was $133,480 and $135,229, respectively.

12% Note balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
12% Subordinated notes – third party	$290,000	$315,000
12% subordinated notes – related party	—	—
12% Subordinated notes balance	$290,000	$315,000

Line of Credit

The Company had an $890,000 line of credit for working capital purposes with UBS Bank USA (“UBS”), established pursuant to a Credit Line Agreement dated October 24, 2011 that was secured by the personal guarantee of its Chairman, President and Chief Executive Officer. On May 26, 2022, the Company paid off the outstanding balance of $809,930 on the line of credit. The payoff of the line of credit was previously approved under terms of the Equity Exchange Agreement in which the Company acquired the Reabold property in California. The payoff was a part of the use of proceeds from the Company’s sale of common stock to a third party.

Production Revenue Payable

Beginning in December 2018, the Company conducted a fundraising program to fund the drilling of future wells in California and Michigan and to settle some of its historical debt. The purchaser(s) of a production revenue payment interest received a production revenue payment on future wells to be drilled in California and Michigan in exchange for their purchase. As of May 31, 2022, the production revenue payment program balance was $950,100 of which $550,100 was owed to a related party - the Company’s Chairman, President and Chief Executive Officer.

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

Accordingly, the Company has estimated the cash flows associated with the production revenue payments and determined a discount of $1,077,642 as of May 31, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the three months ended May 31, 2022 and 2021, amortization of the debt discount on these payables amounted to $30,525 and $31,970, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at May 31, 2022 and February 28, 2022 are set forth in the table below:

	May 31, 2022	February 28, 2022
Estimated payments of production revenue payable	$991,638	$941,259
Less: unamortized discount	(112,476)	(124,134)
	879,162	817,125
Less: current portion	(210,215)	(78,877)
Net production revenue payable – long term	$621,461	$738,248

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

Rent expense for the three months ended May 31, 2022 and 2021 was $5,947 and $5,947, respectively.

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

In May 2022, the Company acquired Reabold California, LLC (“Reabold”) from a third party. This property includes producing wells in both the Monterey and Contra Costa counties of California. This project includes four producing wells. We have a 50% working interest with a 40% net revenue interest in this project. In conjunction with our acquisition of Reabold, the Company was able to secure a capital raise of $2,500,000 through the issuances of the Company’s common stock.

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes and Reabold projects in California. Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

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

Our financial statements as of May 31, 2022 do not include any adjustments that might result from the inability to implement or execute Daybreak’s plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, May 31, 2022, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of May 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended February 28, 2022, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

31.1	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101*

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	July 25, 2022