Form 10-Q
period 2022-08-31
DAYBREAK OIL & GAS, INC.
filed 2022-10-28
CIK 1164256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

At October 25, 2022 the registrant had 384,735,402 outstanding shares of $0.001 par value common stock.

1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAYBREAK OIL AND GAS, INC.

Balance Sheets – Unaudited

	As of August 31, 2022	As of February 28, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$412,949	$139,573
Restricted cash	275,000	—
Accounts receivable:
Crude oil sales	223,639	117,727
Joint interest participants	305,774	85,339
Prepaid expenses and other current assets	23,068	74,012
Total current assets	1,240,430	416,651

LONG-TERM ASSETS:
Crude oil properties, successful efforts method, net
Proved properties	5,423,957	536,032
Unproved properties	—	—
Prepaid drilling costs	16,452	16,452
Property, plant and equipment, net	4,992	6,569
Goodwill, crude oil and natural gas properties	1,876,264	—
Total long-term assets	7,321,665	559,053
Total assets	$8,562,095	$975,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$2,005,762	$1,649,119
Accounts payable – related parties	23,307	49,228
Accrued interest	162,251	176,229
Note payable	120,000	120,000
Note payable – related party, current, net of unamortized discount of $729 and $729, respectively	8,218	8,100
Convertible Notes payable – related party	—	200,000
12% Notes payable	290,000	315,000
Production revenue payable - current, net of unamortized discount	251,734	78,877
Line of credit	—	808,182
Total current liabilities	2,861,272	3,404,735

LONG-TERM LIABILITIES:
Note payable – related party, net of current portion and net of unamortized discount of $8,985 and $9,350, respectively	123,222	127,360
Production revenue payable, net of unamortized discount and current portion	633,873	738,248
Asset retirement obligation	215,707	52,565
Total long-term liabilities	972,802	918,173
Total liabilities	3,834,074	4,322,908

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock – 500,000,000 shares authorized; $0.001 par value, 384,735,402 and 67,802,273 shares issued and outstanding, respectively	384,735	67,802
Additional paid-in capital	35,297,706	26,115,450
Accumulated deficit	(30,954,420)	(29,530,456)
Total stockholders’ equity and (deficit)	4,728,021	(3,347,204)
Total liabilities and stockholders’ equity and (deficit)	$8,562,095	$975,704

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Operations – Unaudited

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2022	2021	2022	2021
REVENUE:
Crude oil sales	$531,283	$169,318	$778,898	$316,618
Natural gas sales	9,748	—	9,748	—
Total crude oil and natural gas sales	541,031	169,318	788,646	316,618

OPERATING EXPENSES:
Production	298,482	52,843	359,199	99,569
Exploration and drilling (G&G)	1,170	201	1,170	201
Depreciation, depletion, and amortization (DD&A)	137,888	14,860	149,664	28,808
Transaction (acquisition) expenses	—	—	1,025,541	—
General and administrative	286,322	119,163	538,460	286,788
Total operating expenses	723,862	187,067	2,074,034	415,366
OPERATING LOSS	(182,831)	(17,749)	(1,285,388)	(98,748)

OTHER INCOME (EXPENSE):
Gain on asset disposal	—	—	—	9,614
Interest expense, net	(67,646)	(54,331)	(138,576)	(115,597)

NET LOSS	(250,477)	(72,080)	(1,423,964)	(204,731)

Cumulative convertible preferred stock dividend requirement	—	(32,191)	—	(64,382)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(250,477)	$(104,271)	$(1,423,964)	$(269,113)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.001)	$(0.002)	$(0.006)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	384,618,402	60,491,122	239,424,109	60,491,122

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended August 31, 2022 August 2021

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2022	—	$—	67,802,273	$67,802	$26,115,450	$(29,530,456)	$(3,347,204)

Issuance of common stock for:
Conversion of 12% Note principal and interest	—	—	78,934	79	35,441	—	35,520
Conversion of Convertible Note	—	—	27,764,706	27,765	208,235	—	236,000
Acquisition of oil and gas property	—	—	160,964,489	160,964	6,438,580	—	6,559,544
Sale of common stock	—	—	128,125,000	128,125	2,500,000	—	2,628,125

Net loss	—	—	—	—	—	(1,173,487)	(1,173,487)

BALANCE, MAY 31, 2022	—	$—	384,735,402	$384,735	$35,297,706	$(30,703,943)	$4,978,498

Net loss	—	—	—	—	—	(250,477)	(250,477)

BALANCE, AUGUST 31, 2022	—	$—	384,735,402	$384,735	$35,297,706	$(30,954,420)	$4,728,021

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, FEBRUARY 28, 2021	709,568	$710	60,491,122	$60,491	$24,250,556	$(29,428,897)	$(5,117,140)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(132,651)	(132,651)

BALANCE, MAY 31, 2021	709,568	$710	60,491,122	$60,491	$24,252,030	$(29,561,548)	$(5,248,317)

Recognition of warrants issued for:
Investor relations services	—	—	—	—	1,474	—	1,474

Net loss	—	—	—	—	—	(72,080)	(72,080)

BALANCE, AUGUST 31, 2021	709,568	$710	60,491,122	$60,491	$24,253,504	$(29,633,628)	$(5,318,923)

The accompanying notes are an integral part of these unaudited financial statements

DAYBREAK OIL AND GAS, INC.

Statements of Cash Flows – Unaudited

	Six Months Ended
	August 31, 2022	August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,423,964)	$(204,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment expense	149,664	28,808
Amortization of debt discount	68,846	54,668
Financing fee expense	512,500	—
Warrant issued for investor relations services	—	2,948
Changes in assets and liabilities:
Accounts receivable – crude oil sales	(105,912)	15,644
Accounts receivable – joint interest participants	(220,435)	39,459
Prepaid expenses and other current assets	50,944	39,276
Accounts payable and other accrued liabilities	416,073	(24,292)
Accounts payable – related parties	(25,921)	50,543
Accrued interest	(13,978)	39,006
Net cash provided by (used in) operating activities	(592,183)	41,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to crude oil properties	—	(3,647)
Purchase of fixed assets	—	(9,460)
Net cash used in investing activities	—	(13,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program (PPP) loan	—	72,800
Payments to line of credit	(808,182)	(30,000)
Proceeds from sale of common stock	1,987,500	—
Insurance financing repayments	(34,375)	(43,140)
Payments on note payable – related party	(4,384)	(4,271)
Net cash (used in) provided by financing activities	1,140,559	(4,611)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	548,376	23,611
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	139,573	33,528
CASH AND RESTRICTED CASH AT END OF PERIOD	$687,949	$57,139

CASH PAID FOR:
Interest	$15,227	$6,887
Income taxes	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash increase to line of credit due to monthly interest	$—	$13,951
Common stock issued for conversion of 12% Subordinated Note	$35,520	$—
Common stock issued for conversion of convertible Note	$236,000	$—
Common stock issued for acquisition of crude oil and natural gas property	$6,599,544	$—
Common stock issued for financing fees	$128,125	$—
Goodwill from acquisition of O&G properties	$1,876,264	$—
ARO asset and liability increase due to acquisition of O&G properties	$154,133	$—

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2023.

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

NOTE 2 — GOING CONCERN:

Financial Condition

The Company’s financial statements for the six months ended August 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net operating losses since entering the crude oil exploration industry and as of August 31, 2022 has an accumulated deficit of $30.95 million and a working capital deficit of $1.6 million which raises substantial doubt about the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. Daybreak currently has a net revenue interest (“NRI”) in 20 producing crude oil wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”). The revenue from these wells has created a steady and reliable source of income for the Company. The Company’s average working interest (“WI”) in these wells is 36.6% and the average net revenue interest (“NRI”) is 27.6% for these same wells.

In May 2022, the Company acquired Reabold California, LLC (“Reabold”) from a third party. This property currently includes four producing wells, five shut-in wells and two potential disposal wells in the Monterey and Contra Costa counties of California. We have a 50% working interest with a 40% net revenue interest in this project.

In conjunction with our acquisition of Reabold, the Company was able to secure a capital raise of $2,500,000 through the issuances of the Company’s common stock.

The Company anticipates its revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes and the Reabold Projects in California. Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Daybreak’s financial statements as of August 31, 2022 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve its ability to continue as a going concern.

NOTE 3 — CONCENTRATION RISK:

Substantially all of the Company’s trade accounts receivable consists of receivables from two sources: (1) the sale of crude oil and natural gas production from operations by the Company and (2) from receivables from the Company’s working interest partners in the East Slopes project where we are the Operator or from the Reabold project where we have one working interest partner. This concentration of customers and joint interest owners may impact the Company’s overall credit risk, as these entities could be affected by similar changes in economic conditions including lower crude oil prices as well as other related factors. Trade accounts receivable are generally not collateralized.

At the Company’s East Slopes and Reabold projects in California, there is only one buyer for the purchase of crude oil production and one buyer for our natural gas production in the Reabold project. The Company has no natural gas production in the East Slopes project. At August 31, 2022 and February 28, 2022 these customers represented 100.0% of crude oil and natural gas sales receivable. If these buyers are unable to resell their products or if they lose a significant sales contract, the Company may incur difficulties in selling its crude oil and natural gas production.

Crude oil and natural gas sales receivables balances of $223,639 and $117,727 at August 31, 2022 and February 28, 2022, represent crude oil and natural gas sales that occurred in August and February 2022, respectively.

Joint interest participant receivables balances of $305,774 and $85,339 at August 31, 2022 and February 28, 2022, respectively, represent amounts due from our working interest partners in both the East Slopes and Reabold projects. There were no allowances for doubtful accounts for the Company’s trade accounts receivable at August 31, 2022 and February 28, 2022, as the joint interest owners have a history of paying their obligations.

NOTE 4 — CRUDE OIL PROPERTIES:

Crude oil property balances at August 31, 2022 and February 28, 2022 are set forth in the table below.

	August 31, 2022	February 28, 2022
Proved leasehold costs	$115,119	$115,119
Costs of wells and development	7,327,473	2,309,628
Capitalized exploratory well costs	1,341,494	1,341,494
Cost of proved crude oil properties	8,784,086	3,766,241
Accumulated depletion, depreciation, amortization and impairment	(3,360,129)	(3,230,209)
Proved crude oil properties, net	$5,423,957	$536,032
Unproved crude oil properties	—	—
Total proved and unproved crude oil properties, net	$5,423,957	$536,032

On May 25, 2022, the Company finalized the acquisition of Reabold California, LLC (“Reabold”). This property includes producing wells in both the Monterey and Contra Costa counties of California. This project includes four producing wells, five shut-in wells and the potential for two disposal wells. The Company has a 50% working interest with a 40% net revenue interest in this project. The balances above include the Reabold acquisition.

NOTE 5 – ACQUISITION

On May 25, 2022, the Company finalized the acquisition of Reabold from a third party for 160,964,489 shares of the Company’s common stock valued at $6,599,544. The transaction balance of $6,863,163 reflects the common stock valuation of the acquisition transaction and $263,619 in reimbursements to the seller as a purchase price adjustment relating to expenditures for workovers agreed to by the Company and the third party. The following table presents the estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition.

Crude oil and natural gas property and equipment	$4,694,563
Goodwill	1,876,264
Accounts payable	(263,619)
Other liabilities	(292,336)
Purchase price, net of closing adjustments	$6,599,544

This preliminary allocation is based on management’s estimated fair value of the Reabold assets and liabilities at May 25, 2022, and is subject to adjustment when a third party valuation to determine the fair value of the assets for ASC 805, Business Combinations reporting purposes is received. Adjustments made to the Reabold assets are derived from a total value of $6,599,544, based on 160,964,489 shares of stock issued for the acquisition and the closing price that day of $0.041 per share. From that amount, total assets acquired of $4,694,563 was deducted, and total liabilities acquired of $555,955 were added back to arrive at the $1,876,264 of Goodwill recorded. The Company incurred approximately $95,120 in transaction costs related to the Acquisition.

NOTE 6 — ACCOUNTS PAYABLE:

On March 1, 2009, the Company became the operator for its East Slopes Project located in Kern County, California. Additionally, the Company then assumed certain original defaulting partners’ approximate $1.5 million liability representing a 25% working interest in the drilling and completion costs associated with the East Slopes Project four earning well program. The Company subsequently sold the same 25% working interest on June 11, 2009. Of the $1.5 million liability, $244,849 remains unpaid and is included in both the August 31, 2022 and February 28, 2022 accounts payable balances. Payment of this liability has been delayed until the Company’s cash flow situation improves. On October 17, 2018, a working interest partner in California filed a UCC financing statement in regards to payables owed to the partner by the Company. At August 31, 2022 and February 28, 2022, the balance owed this working interest partner was $67,799 and $76,268, respectively, and is included in the approximate $2.0 million and $1.65 million accounts payable balance at August 31, 2022 and February 28, 2022, respectively.

NOTE 7 — ACCOUNTS PAYABLE- RELATED PARTIES:

The August 31, 2022 and February 28, 2022 accounts payable – related party balances of approximately $23,307 and $49,228 respectively, were comprised primarily of expense reimbursements to employees.

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the six months ended August 31, 2022 and 2021, Great Earth Power was paid $9,716 and $10,675, respectively. For the six months ended August 31, 2022 and 2021, ABPlus Net holdings was paid $5,760 and $5,760, respectively.

NOTE 8 — SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At August 31, 2022, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $44,000 and $38,000 at August 31, 2022 and February 28, 2022, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the six months ended August 31, 2022, the Company made principal payments of $4,384 and amortized debt discount of $364. The obligations under the Note are secured by a lien on and security interest in the Company’s crude oil assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Note payable – related party, current portion	$8,946	$8,829
Unamortized debt issuance expenses	(729)	(729)
Note payable – related party, current portion, net	$8,218	$8,100

Note payable – related party long-term balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Note payable – related party, non-current	$132,207	$136,710
Unamortized debt issuance expenses	(8,985)	(9,350)
Note payable – related party, non-current, net	$123,222	$127,360

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending August 31,
2023	$8,946
2024	9,186
2025	9,433
2026	9,686
2027	9,945
Thereafter	93,957
Total	$141,153

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate was 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when the conversion occurred, a full 12 months of interest would be payable upon conversion. On May 5, 2022, the Company received notice of conversion of the promissory note. The face amount of the note and $36,000 in interest were converted at a rate of $0.0085 per share into 27,764,706 shares of the Company’s common stock during the six months ended August 31, 2022.

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

As a result of the Company restructuring its balance sheet through conversions of related party debt to common stock, the related party 12% Noteholder, James F. Westmoreland, the Company’s President and Chief Executive Officer, chose to convert the principal and accrued interest of their Notes to the Company’s common stock. The related party Note for $250,000 and accrued interest of $264,986 were converted to common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,144,415 shares of common stock being issued.

During the six months ended August 31, 2022, one 12% Note holder chose to convert the principal balance and accrued interest in to the Company’s common stock. The $25,000 Note and accrued interest of $10,520 were converted at a rate of approximately $0.45 for every dollar of principal and interest resulting in 78,934 shares of common stock being issued.

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed and the Company’s cash flow. The Notes principal of $290,000 has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at August 31, 2022 and February 28, 2022 was $142,251 and $135,229, respectively.

12% Note balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
12% Subordinated Notes	$290,000	$315,000
12% Subordinated Notes – related party	—	—
Total 12% Subordinated Note balance	$290,000	$315,000

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

The Company accounted for the amounts received from these sales in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. Consequently, the program balance of $885,606 has been recognized as a production revenue payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the holders of the production payment interests. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the sales and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments of $984,601 and determined a discount of $98,995 as of August 31, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the six months ended August 31, 2022 and 2021, amortization of the debt discount on these payables amounted to $68,482 and $54,304, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Estimated payments of production revenue payable	$984,601	$941,259
Less: unamortized discount	(98,994)	(124,134)
	885,607	817,125
Less: current portion	(251,734)	(78,877)
Net production revenue payable – long-term	$633,873	$738,248

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

Rent expense for the six months ended August 31, 2022 and 2021 was $11,895 and $11,895, respectively.

NOTE 10 — STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred Stock

With the filing of the Company’s Second Amended and Restated Articles of Incorporation with the Washington Secretary of State in May 2022, the Company no longer has any preferred shares. The Company has only one class of stock, common stock.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of $0.001 par value common stock of which 384,735,402 and 67,802,273 shares were issued and outstanding as of August 31, 2022 and February 28, 2022, respectively.

	Common Stock Balance	Par Value
Common stock, Issued and Outstanding, February 28, 2021	60,491,122
Shares issued for Series A Preferred conversion	2,128,704	$2,129
Shares issued for Series A accumulated dividend	1,100,000	$1,100
Shares issued for debt conversion of accrued salaries	1,397,880	$1,398
Shares issued for debt conversion of accrued directors fees	317,708	$318
Shares issued for conversion of 12% Note principal and interest – related party	1,144,415	$1,144
Shares issued for investment principal in production revenue program	1,222,444	$1,222
Common stock, Issued and Outstanding, February 28, 2022	67,802,273
Shares issued for conversion of 12% Note principal and interest	78,934	$79
Shares issued for conversion of convertible note	27,764,706	$27,765
Shares issued for acquisition of crude oil and natural gas properties	160,964,489	$160,964
Shares issued from sale of stock	128,125,000	$128,125
Common stock, Issued and Outstanding, August 31, 2022	384,735,402

During the six months ended August 31, 2022, there were 316,933,129 shares of common stock issued in aggregate. There were 78,934 shares issued to a third party on conversion of a $25,000 12% Subordinated Note and $10,520 in accumulated interest. There were 27,764,706 shares issued on conversion of a $200,000 convertible note and $36,000 in accumulated interest. There were 160,964,489 shares issued for the acquisition of the Reabold California, LLC crude oil and natural gas properties. There were 128,125,000 shares issued through the sale of common stock to a third party, which then became a related party through the sale.

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

 As of August 31, 2022, there were 2,100,000 exercisable warrants. At August 31, 2022, both the outstanding warrants and the exercisable warrants have a weighted average exercise price of $0.01, a weighted average remaining life of 1.33 years. Both the outstanding warrants and the exercisable warrants have an intrinsic value of $84,000. For the six months ended August 31, 2022 and 2021, the recorded amount of warrant expense was $-0- and $1,474, respectively.

Warrant activity for the six months ended August 31, 2022 is set forth in the table below:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, February 28, 2022	2,100,000	$0.01

Changes during the six months ended August 31, 2022:
Issued	—	$—
Expired / cancelled / forfeited	—	$—
Warrants outstanding, August 31, 2022	2,100,000	$0.01
Warrants exercisable, August 31, 2022	2,100,000	$0.01

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

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rates to income from continuing operations before income taxes is set forth in the table below:

	August 31, 2022	February 28, 2022
Computed at U.S. and state statutory rates	$(424,910)	$(118,897)
Permanent differences	23,232	11,157
Changes in valuation allowance	401,678	107,740
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are set forth in the table below:

	August 31, 2022	February 28, 2022
Deferred tax assets:
Net operating loss carryforwards	$6,076,666	$5,670,900
Crude oil properties	83,606	87,694
Stock based compensation	66,187	66,187
Other	27,838	27,838
Less valuation allowance	(6,254,297)	(5,852,619)
Total	$—	$—

At August 31, 2022, the Company had estimated net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $20,364,166 which will begin to expire, if unused, beginning in 2024. Under the Tax Cuts and Jobs Act, the NOL portion of the loss incurred in the year ended February 28, 2018 of $340,749; the loss incurred in the year ended February 29, 2020 of $339,299; the loss incurred in the year ended February 28, 2021 of $416,898; the loss incurred in the year ended February 28, 2022 of $279,773; and the loss incurred for the six months ended August 31, 2022 in the amount of approximately $1,359,807 will not expire and will carry over indefinitely. The valuation allowance increased approximately $401,678 for the six months ended August 31, 2022 and increased approximately $107,740 for the year ended February 28, 2023, respectively. Section 382 of the Internal Revenue Code places annual limitations on the Company’s net operating loss (NOL) carryforward.

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

Sunflower Lawsuit

Sunflower Alliance v. California Department of Conservation, Geologic Energy Management Division.  This case challenges the state agency’s compliance with the California Environmental Quality Act (CEQA) with respect to the PAL Reabold 072-00-0001 Project, for wastewater injection into an existing well.  The Petition was filed on December 29, 2021 in the Alameda County Superior Court.  The Petitioner seeks an order setting aside the state agency’s approval of a wastewater injection permit; damages are not sought in the lawsuit.  On February 22, 2022, Real Party in Interest Reabold California, LLC filed a motion to transfer the case to the Contra Costa County Superior Court.  On March 22, 2022, the Alameda County Superior Court ordered the case transferred to the Contra Costa County Superior Court.  On August 15, 2022, the Contra Costa County Superior Court provided notice that the transfer has been completed and the case filed in that court.  If successful, the lawsuit would prevent Reabold from injecting wastewater into an existing well until any CEQA deficiencies are addressed.  The California Attorney General is defending the state agency, which disputes Petitioner’s claims.  At this time, it is unclear when the litigation will be resolved.

The Company is not aware of any environmental claims existing as of August 31, 2021. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the six months ended August 31, 2022 and in our Annual Report on Form 10-K for the year ended February 28, 2022. References to “Daybreak”, the “Company”, “we”, “us” or “our” mean Daybreak Oil and Gas, Inc.

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

Should one or more of the risks or uncertainties described above or elsewhere in our Form 10-K for the year ended February 28, 2022 and in this Form 10-Q for the six months ended August 31, 2022 occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in any forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

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

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade crude oil and natural gas properties and on the prevailing sales prices for crude oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of crude oil and natural gas; however, any prolonged period of depressed prices or market volatility, such as we have experienced in the last 18 months, will have a material adverse effect on our results of operations and financial condition.

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

Our management cannot provide any assurances that Daybreak will ever operate profitably. While, in the past, we have had positive cash flow from our crude oil operations in the East Slopes project in California, we have not yet generated sustainable positive cash flow or earnings on a company-wide basis. As a small company, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 and in Part III, Item 1A. Risk Factors of this 10-Q Report. Throughout this Quarterly Report on Form 10-Q, crude oil is shown in barrels (“Bbls”); natural gas is shown in thousands of cubic feet (“Mcf”) unless otherwise specified, and hydrocarbon totals are expressed in barrels of crude oil equivalent (“BOE”).

Below is brief summary of our two crude oil and natural gas projects in California. Refer to our discussion in Item 2. Properties, in our Annual Report on Form 10-K for the year ended February 28, 2022 for more information on our multi-well oilfield East Slopes project in California.

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

The crude oil produced from our acreage in the Vedder Sand is considered heavy oil. The gravity of the crude oil ranges from 14° to 16° API (American Petroleum Institute) gravity and must be heated to separate and remove water prior to sale. Our crude oil wells in the East Slopes Project produce from five reservoirs at our Sunday, Bear, Black, Ball and Dyer Creek locations. The Sunday property has six producing wells, while the Bear property has nine producing wells. The Black property is the smallest of all currently producing reservoirs, and currently has two producing wells at this property. The Ball property also has two producing wells while the Dyer Creek property has one producing well. During the six months ended August 31, 2021 we had production from 20 crude oil wells. Our average working interest (“WI”) and net revenue interest (“NRI”) in these 20 wells is 36.6% and 27.6%, respectively.

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

California Drilling Plans

We are currently in the planning and permitting process to undertake a multi-well developmental drilling program commencing in the late fall of 2022 or first quarter of 2023. These plans are dependent on a stabilization of crude oil prices. We plan to spend approximately $435,000 drilling three development wells in the current 2022-2023 fiscal year.

Monterey and Contra Costa Counties, California (Reabold California, LLC)

In May 2022, we acquired Reabold California, LLC (“Reabold”) from a third party. This property includes producing wells in both Monterey and Contra Costa counties of California.

The Burnett Lease and the Doud Lease are located in close proximity to each another in Monterey County. They are part of a geological feature named the Monroe Swell. The Burnett Lease presently has two directional wells that are being produced from a depth of 2,900’ from the Beedy Sand zone. The oil being produced is 19° gravity. We have future plans of drilling one horizontal well on this lease and to convert and old well bore into a salt water disposal well (“SWDW”). The Doud Lease has four directional well bores with three of those being produced from a depth of 3,300’ from the Doud A Sand zone. The oil being produced is 22° gravity. We have future plans of drilling one additional directional well on this lease. The SWDW for the Burnett Lease will be utilized for the Doud lease as well.

The Brentwood Lease is located in Contra-Costa County. This lease is part of a geological feature named the Meganos Unconformity. There are presently two directional wells producing from this lease. Additionally, another well bore will be worked over after a SWDW permit has been approved before putting it back in production. The wells are producing from the Second Massive Sand from a depth of between 4,000’- 4,500’. The oil being produced is 32° gravity. A work over was successfully completed on one well to decrease water production and to increase oil production. It will be brought back into production when the SWDW is completed.

Sunflower Lawsuit

Sunflower Alliance v. California Department of Conservation, Geologic Energy Management Division.  This case challenges the state agency’s compliance with the California Environmental Quality Act (CEQA) with respect to the PAL Reabold 072-00-0001 Project, for wastewater injection into an existing well.  The Petition was filed on December 29, 2021 in the Alameda County Superior Court.  The Petitioner seeks an order setting aside the state agency’s approval of a wastewater injection permit; damages are not sought in the lawsuit.  On February 22, 2022, Real Party in Interest Reabold California, LLC filed a motion to transfer the case to the Contra Costa County Superior Court.  On March 22, 2022, the Alameda County Superior Court ordered the case transferred to the Contra Costa County Superior Court.  On August 15, 2022, the Contra Costa County Superior Court provided notice that the transfer has been completed and the case filed in that court.  If successful, the lawsuit would prevent Reabold from injecting wastewater into an existing well until any CEQA deficiencies are addressed.  The California Attorney General is defending the state agency, which disputes Petitioner’s claims.  At this time, it is unclear when the litigation will be resolved.

The Company is not aware of any environmental claims existing as of August 31, 2021. There can be no assurance, however, that current regulatory requirements will not change or that past non-compliance with environmental issues will not be discovered on the Company’s crude oil properties.

Encumbrances

On October 17, 2018, a working interest partner in the East Slopes Project in California filed a UCC financing statement in regards to payables owed to the partner by the Company.

Results of Operations – Six months ended August 31, 2022 compared to the six months ended August 31, 2021

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

There continues to be a significant amount of volatility in hydrocarbon prices and a corresponding fluctuation in our realized sale price of crude oil does exist. An example of this volatility is that in June of 2014 the monthly average price of WTI oil was $105.79 per barrel and our realized price per barrel of crude oil was $98.78 while in April 2020, the monthly average price of WTI crude oil was $16.55 and our monthly realized price was $16.96 per barrel. Finally, in August 2022, the monthly average price of WTI oil was $93.67 per barrel and our realized price per barrel of crude oil was $92.43. This volatility in crude oil prices has continued throughout most of the fiscal year ended February 28, 2023. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

A comparison of the average WTI crude oil price and the average realized crude oil sales price for the six months ended August 31, 2022 and 2021 is shown in the table below:

	Six Months Ended
	August 31, 2022	August 31, 2021	Percentage Change
Average six month WTI crude oil price (Bbl)	$104.99	$66.80	57.2%
Average six month realized crude oil sales price (Bbl)	$102.97	$64.77	59.0%

For the six months ended August 31, 2022, the average WTI price was $104.99 and our average realized crude oil sale price was $102.97, representing a discount of $2.02 per barrel or 1.9% lower than the average WTI price. In comparison, for the six months ended August 31, 2021, the average WTI price was $66.80 and our average realized sale price was $64.77 representing a discount of $2.03 per barrel or 3.0% lower than the average WTI price. Historically, the sale price we receive for East Slopes crude oil has been less than the quoted WTI price because of the lower API gravity of our East Slopes crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the six months ended August 31, 2022 increased $462,579 or 146.1% to $779,197 in comparison to revenue of $316,618 for the six months ended August 31, 2021. The reason for the increase was the acquisition of the Reabold wells in central California. The average sale price of a barrel of crude oil for the six months ended August 31, 2022 was $102.97 in comparison to $64.77 for the six months ended August 31, 2021. The 2019 novel coronavirus (“COVID-19") that has spread throughout the world including the United States had a substantial negative impact on the demand for crude oil and was largely responsible for the volatility in crude oil prices for the last 18 months. The increase of $38.20 or 59.0% per barrel in the average realized price of a barrel of crude oil accounted for 40.4% of the increase in crude oil revenue for the six months ended August 31, 2022.

Our net crude oil sales volume for the six months ended August 31, 2022 was 7,567 barrels of crude oil in comparison to 4,888 barrels sold for the six months ended August 31, 2021. This increase in crude oil sales volume of 2,679 barrels or 54.8% was primarily due to our acquisition of the Reabold property and its producing wells in central California. The gravity of our produced crude oil in the East Slopes project ranges between 14° API and 16° API. The gravity of our produced crude oil in the Reabold project ranges between 17° API and 38° API.

Our crude oil sales revenue for the six months ended August 31, 2022 and 2021 are set forth in the following table:

	Six Months Ended August 31, 2022		Six Months Ended August 31, 2021
Project	Revenue	Percentage	Revenue	Percentage
East Slopes Project – crude oil sales	$440,039	56.5%	$316,618	100.0%
Reabold Project – crude oil sales	338,859	43.5%	—	—
California Totals	$778,898	100.0%	$316,618	100.0%

Our natural gas sales revenue for the six months ended August 31, 2022 and 2021 is set forth in the following table:

	Six Months Ended August 31, 2022		Six Months Ended August 31, 2021
Project	Revenue	Percentage	Revenue	Percentage
Reabold Project – natural gas sales	$9,748	100.0%	$—	—

Our average realized sale price on a BOE basis of crude oil and natural gas for the six months ended August 31, 2022 was $102.00 in comparison to $64.77 for the six months ended August 31, 2021, representing an increase of $37.23 or 57.5% per barrel.

Operating Expenses

Total operating expenses for the six months ended August 31, 2022 were $2,074,034, an increase of $1,658,668 or 399.3% compared to $415,366 for the six months ended August 31, 2021. Operating expenses for the six months ended August 31, 2022 and 2021 are set forth in the table below:

	Six Months Ended August 31, 2022			Six Months Ended August 31, 2021
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$359,199	17.3%		$99,569	24.0%
Exploration and drilling expenses	1,170	0.1%		201	0.0%
Depreciation, depletion, amortization (“DD&A”)	149,664	7.2%		28,808	6.9%
Transaction (acquisition) expenses	1,025,541	49.4%		—	—
General and administrative (“G&A”) expenses	538,460	26.0%		286,788	69.1%
Total operating expenses	$2,074,034	100.0%	$268.24	$415,366	100.0%	$84.98

Production expenses include expenses associated with the production of crude oil. These expenses include contract pumpers, electricity, road maintenance, control of well insurance, property taxes and well workover expenses; and, relate directly to the number of wells that are in production. For the six months ended August 31, 2022, these expenses increased by $259,630 or 260.8% to $359,199 in comparison to $99,569 for the six months ended August 31, 2021. For the six months ended August 31, 2022, we had 24 wells on production from the East Slopes and Reabold projects in comparison to 20 wells on production in the East Slopes project for the six months ended August 31, 2021. The increase of four wells was from the Reabold acquisition that occurred in late May 2022. The increase in production expenses for the six months ended August 31, 2022, was primarily due to the replacement and upgrading of pumps in seven wells of the East Slopes project for $42,920 and the expenses associated with salt water disposal of $158,100 from the Reabold project. A salt water disposal well is currently being permitted which, when put into operation will significantly lower operating costs of the Reabold project. Production expense on a barrel of oil equivalent (“BOE”) basis for the six months ended August 31, 2022 and 2021 were $46.46 and $20.37, respectively. Production expenses represented 17.3% and 24.0% of total operating expenses for the six months ended August 31, 2022 and 2021, respectively.

Exploration and drilling expenses include geological and geophysical (“G&G”) expenses as well as leasehold maintenance, plugging and abandonment (“P&A”) expenses and dry hole expenses. For the six months ended August 31, 2022 and 2021, these expenses were $1,170 and $201, respectively. Exploration and drilling expenses represented 0.1% and 0.0% of total operating expenses for the six months ended August 31, 2022 and 2021, respectively.

Depreciation, depletion and amortization (“DD&A”) expenses relate to equipment, proven reserves and property costs, along with impairment, and is another component of operating expenses. For the six months ended August 31, 2022, DD&A expenses increased $120,856 or 419.5% to $149,664 in comparison to $28,808 for the six months ended August 31, 2021. On a BOE basis, DD&A expense was $19.36 and $5.89 for the six months ended August 31, 2022 and 2021, respectively. DD&A expenses represented 7.2% and 6.9% of total operating expenses for the six months ended August 31, 2022 and 2021, respectively.

For the six months ended August 31, 2022, we incurred transaction expenses of $1,025,541 related to the acquisition of funding and to acquire the Reabold crude oil and natural gas properties located in central California and to eliminate our line of credit balance. For the six months ended August 31, 2021, we did not incur any related expenses. Transaction expenses represented 49.4% and 0.0% of total operating expenses for the six months ended August 31, 2022 and 2021, respectively.

General and administrative (“G&A”) expenses include the salaries of six employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operation of crude oil and natural gas properties as well as for the running a public company. For the six months ended August 31, 2022, G&A expenses increased $251,672 or 87.8% to $538,460 in comparison to $286,788 for the six months ended August 31, 2021. The primary reasons for the increase in G&A expense are related to the expenses of both the special shareholders and the annual shareholders meetings, in the amount of approximately $122,200 in aggregate, that were held during the six months ended August 31, 2022 and professional legal and accounting fees of approximately $70,000 related to the Reabold acquisition. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 26.0% and 69.1% of total operating expenses for the six months ended August 31, 2022 and 2021, respectively.

During the six months ended August 31, 2021, the Company recognized a gain on asset disposal of $9,614. The gain was the result of an insurance settlement on the theft of a company vehicle that was fully depreciated.

Interest expense, net for the six months ended August 31, 2022 increased $22,979 or 19.9% to $138,576 in comparison to $115,597 for the six months ended August 31, 2021.

Results of Operations – Three months ended August 31, 2022 compared to the three months ended August 31, 2021

A comparison of the average WTI crude oil price and the average realized crude oil sales price for the three months ended August 31, 2022 and 2021 is shown in the table below:

	Three Months Ended
	August 31, 2022	August 31, 2021	Percentage Change
Average three month WTI crude oil price (Bbl)	$103.38	$70.52	46.4%
Average three month realized crude oil sales price (Bbl)	$101.56	$67.75	49.9%

For the three months ended August 31, 2022, the average WTI price was $103.38 and our average realized crude oil sale price was $101.56, representing a discount of $1.82 per barrel or 1.8% lower than the average WTI price. In comparison, for the three months ended August 31, 2021, the average WTI price was $70.52 and our average realized sale price was $67.75 representing a discount of $2.77 per barrel or 3.9% lower than the average WTI price. Historically, the sale price we receive for East Slopes heavy crude oil has been less than the quoted WTI price because of the lower API gravity of our California crude oil in comparison to the API gravity of quoted WTI crude oil.

California Crude Oil Revenue and Production

Crude oil revenue in California for the three months ended August 31, 2022, increased $362,264 or 214.0% to $531,582 in comparison to revenue of $169,318 for the three months ended August 31, 2021. The primary reason for the increase was the acquisition of the Reabold wells in central California. The average sale price of a barrel of crude oil for the three months ended August 31, 2022 was $101.56 in comparison to $67.75 for the three months ended August 31, 2021. The increase of $33.81 or 49.9% per barrel in the average realized price of a barrel of crude oil accounted for 23.3% of the increase in crude oil revenue for the three months ended August 31, 2022.

Our net sales volume for the three months ended August 31, 2022 was 5,234 barrels of crude oil in comparison to 2,499 barrels sold for the three months ended August 31, 2021. This increase in crude oil sales volume of 2,735 barrels or 109.4% was due to our acquisition of the Reabold property and its producing wells in central California. The gravity of our produced crude oil in the East Slopes project ranges between 14° API and 16° API. The gravity of our produced crude oil in the Reabold project ranges between 17° API and 38° API.

Our crude oil sales revenue for the three months ended August 31, 2022 and 2021 are set forth in the following table:

	Three Months Ended August 31, 2022		Three Months Ended August 31, 2021
Project	Revenue	Percentage	Revenue	Percentage
East Slopes Project – crude oil sales	$192,424	36.2%	$169,318	100.0%
Reabold Project – crude oil sales	338,859	63.8%	—	—
California Totals	$531,283	100.0%	$169,318	100.0%

Our natural gas sales revenue for the three months ended August 31, 2022 and 2021 is set forth in the following table:

	Three Months Ended August 31, 2022		Three Months Ended August 31, 2021
Project	Revenue	Percentage	Revenue	Percentage
Reabold Project – natural gas sales	$9,748	100.0%	$—	—

Our average realized sale price on a BOE basis of crude oil and natural gas for the three months ended August 31, 2022 was $100.21 in comparison to $67.75 for the three months ended August 31, 2021, representing an increase of $32.46 or 47.9% per barrel.

Operating Expenses

Total operating expenses for the three months ended August 31, 2022 were $723,862, an increase of $536,795 or 287.0% compared to $187,067 for the three months ended August 31, 2021. Operating expenses for the three months ended August 31, 2022 and 2021 are set forth in the table below:

	Three Months Ended August 31, 2022			Three Months Ended August 31, 2021
	Expenses	Percentage	BOE Basis	Expenses	Percentage	BOE Basis
Production expenses	$298,482	41.2%		$52,843	28.3%
Exploration and drilling expenses	1,170	0.2%		201	0.1%
Depreciation, depletion, amortization (“DD&A”)	137,888	19.0%		14,860	7.9%
General and administrative (“G&A”) expenses	286,322	39.6%		119,163	63.7%
Total operating expenses	$723,862	100.0%	$134.07	$187,067	100.0%	$74.86

Production expenses for the three months ended August 31, 2022, increased by $245,639 or 464.8% to $298,482 in comparison to $52,843 for the three months ended August 31, 2021. For the three months ended August 31, 2022 and 2021, we had 19 and 20 wells, respectively, on production in our East Slopes project. For the three months ended August 31, 2022, we had four wells on production in the Reabold project that we acquired in May 2022. The increase in production expenses for the three months ended August 31, 2022, was primarily due to the replacement and upgrading of pumps in seven wells of the East Slopes project for $42,920 and the expenses associated with salt water disposal of $158,100 from the Reabold project. A salt water disposal well is currently being permitted which, when put into operation will significantly lower operating costs of the Reabold project. Production expense on a barrel of oil equivalent (“BOE”) basis for the three months ended August 31, 2022 and 2021 were $55.28 and $21.15, respectively. Production expenses represented 41.2% and 28.3% of total operating expenses for the three months ended August 31, 2022 and 2021, respectively.

Exploration and drilling expenses for the three months ended August 31, 2022 were $1,170 in comparison to $201 for the three months ended August 31, 2021. Exploration and drilling expenses represented 0.1% and 0.1% of total operating expenses for the three months ended August 31, 2022 and 2021, respectively.

DD&A expenses for the three months ended August 31, 2022, increased $123,028 or 827.9% to $137,888 in comparison to $14,860 for the three months ended August 31, 2021. DD&A on a BOE basis was $25.54 and $5.95 for the three months ended August 31, 2022 and 2021, respectively. DD&A expenses represented 19.0% and 7.9% of total operating expenses for the three months ended August 31, 2022 and 2021, respectively.

General and administrative (“G&A”) expenses include the salaries of five employees, including management. Other items included in our G&A expenses are legal and accounting expenses, investor relations fees, travel expenses, insurance expenses and other administrative expenses necessary for an operator of crude oil properties as well as for running a public company. G&A expenses for the three months ended August 31, 2022, increased $167,159 or 140.3% to $286,322 in comparison to $119,163 for the three months ended August 31, 2021. The primary reasons for the increase in G&A expense are related to the special shareholders meeting held during the three months ended May 31, 2022 and the annual shareholders meeting held during the three months ended August 31, 2022 in the amount of approximately $54,200 in aggregate and professional legal and accounting services of approximately $61,000 related to the Reabold acquisition on May 2022. We are continuing a program of controlling our G&A costs wherever possible. G&A expenses represented 39.6% and 63.7% of total operating expenses for the three months ended August 31, 2022 and 2021, respectively.

Interest expense, net for the three months ended August 31, 2022 increased $13,315 or 24.5% to $67,646 in comparison to $54,331 for the three months ended August 31, 2021.

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

Capital Resources and Liquidity

Our primary financial resource is our proven crude oil reserve base. Our ability to fund any future capital expenditure programs is dependent upon the prices we receive from crude oil sales, the success of our drilling programs in California and the availability of capital resource financing. There continues to be a significant amount of volatility in crude oil prices and dramatic fluctuation in our realized sale price of crude oil since June of 2014, when the monthly average price of WTI crude oil was $105.79 per barrel, and our realized sale price per barrel of crude oil was $98.78. As an example, for the month of April 2020 the monthly average closing price of WTI crude oil was $16.55 and our monthly realized oil price was $16.96 per barrel. Finally, in May 2022, the monthly average price of WTI oil was $109.55 per barrel and our realized price per barrel of crude oil was $106.56. Again in August, 2022, our average realized price was $92.36 per barrel. This volatility in crude oil prices continued into the current fiscal year. Any downward volatility in the price of crude oil will have a prolonged and substantial negative impact on our profitability and cash flow from our producing California properties. It is beyond our ability to accurately predict crude oil prices over any substantial length of time.

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

Changes in our capital resources at August 31, 2022 in comparison to February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022	Increase (Decrease)	Percentage Change
Cash	$412,949	$139,573	$273,376	195.9%
Restricted Cash	$275,000	$—	$275,000	100.0%
Current assets	$1,240,430	$416,651	$823,779	197.7%
Total assets	$8,562,095	$975,704	$7,586,391	777.5%
Current liabilities	$(2,861,272)	$(3,404,735)	$(543,463)	(16.0%)
Total liabilities	$(3,834,074)	$(4,322,908)	$(488,834)	(11.3%)
Working capital	$(1,620,842)	$(2,988,084)	$(1,367,242)	(45.8%)

Our working capital deficit decreased approximately $1.37 million or 45.8% to approximately $1.6 million at August 31, 2022 in comparison to approximately $2.99 million at February 28, 2022. The decrease in our working capital deficit was primarily due to the proceeds we received in connection with the sale of common stock. We anticipate an increase in our cash flow will occur when we are able to return to our planned drilling program that will result in an increase in the number of wells on production.

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

The Company’s financial statements for the six months ended August 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since entering the crude oil exploration industry in 2005, and as of the six months ended August 31, 2022, we have an accumulated deficit of $30.95 million and a working capital deficit of $1.6 million which raises substantial doubt about our ability to continue as a going concern.

In the current fiscal year, we will need to seek additional financing for our planned exploration and development activities in California. We could obtain financing through one or more various methods, including issuing debt securities, equity securities, or bank debt, or combinations of these instruments, which could result in dilution to existing security holders and increased debt and leverage. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all. Sales of interests in our assets may be another source of cash flow.

Changes in Financial Condition

During the six months ended August 31, 2021, we received crude oil sales revenue from our 20 producing wells in the East slopes project as well as crude oil and natural gas sales revenue from four producing wells in the recently acquired Reabold project. Both of these projects are located in California. Our commitment to improving corporate profitability remains unchanged. We experienced an increase in revenues of $472,028 or 149.1% to $788,646 for the six months ended August 31, 2022 in comparison to revenues of $316,618 for the six months ended August 31, 2021. The increase of $37.23 or 57.5% in the average realized price BOE accounted for 38.6% of the increase in crude oil revenue for the six months ended August 31, 2022. The increase in sales volume BOE accounted for the remaining 61.5% of the revenue increase. The increase in volume was primarily due to the four producing wells that we acquired in the recently completed acquisition of Reabold California, LLC. For the six months ended August 31, 2022, we had an operating loss of $1,285,388 in comparison to an operating loss of $98,748 for the six months ended August 31, 2021. The increase in the operating loss was due to transaction expenses related to the acquisition of the Reabold property, fundraising, and the expenses of holding both a special shareholders’ meeting to approve the acquisition and a regular annual shareholders meeting.

Our balance sheet at August 31, 2022 reflects total assets of approximately $8.56 million in comparison to approximately $0.98 million at February 28, 2022. The increase of approximately $7.5 million is directly related to the acquisition of crude oil and natural gas assets in California.

At August 31, 2022, total liabilities were approximately $3.8 million in comparison to approximately $4.3 million at February 28, 2022. The decrease in liabilities of approximately $488,000 was primarily due elimination of the line of credit with UBS Bank in conjunction with the completion of the sale of common stock through a private sale.

At August 31, 2022, there were 384,735,402 issued and outstanding shares of common stock in comparison to 67,802,273 shares at February 28, 2022. The increase in shares issued and outstanding of 316,933,129 shares was directly related to the acquisition of producing crude oil and natural gas assets, associated fundraising and the restructuring of our balance sheet eliminating debt in exchange for equity.

Additional paid in capital (APIC) increased approximately $9.2 million at August 31, 2022 to $35,297,706 from $26,115,450 at February 28, 2022, as a result of the same acquisition of producing crude oil and natural gas assets, associated fundraising and the restructuring of our balance sheet eliminating debt in exchange for equity.

Cash Flows

Changes in the net funds provided by and (used in) our operating, investing and financing activities are set forth in the table below:

	Six Months Ended August 31, 2022	Six Months Ended August 31, 2021	Increase (Decrease)	Percentage Change
Net cash (used in) provided by operating activities	$(592,183)	$41,329	(633,512)	(1,532.9%)
Net cash (used in) investing activities	$—	$(13,107)	13,107	N/A
Net cash provided by (used in) financing activities	$1,140,559	$(4,611)	1,145,170	24,835.6%

Cash Flow Provided By (Used In) Operating Activities

Cash flow from operating activities is derived from the production of our crude oil reserves and changes in the balances of non-cash accounts, receivables, payables or other non-energy property asset account balances. For the six months ended August 31, 2022, cash flow used in operating activities was $592,183 in comparison to cash flow provided by operating activities of $41,329 for the six months ended August 31, 2021. The increase in our cash flow used in operating activities of

633,512 for the six months ended August 31, 2022 was primarily due to increases in our accounts receivable crude oil and natural gas sales and receivables form our working interest partners. Both of these increases were directly related to our acquisition of producing crude oil and natural gas assets in California from a third party. Changes in non-cash account balances primarily relating to financing fees, DD&A and amortization of debt discount increased by approximately $644,000 in comparison to the six month ended August 31, 2021. Variations in cash flow from operating activities may impact our level of exploration and development expenditures.

Cash Flow Used In Investing Activities

Cash flow from investing activities is derived from changes in crude oil property balances and any lending activities. Cash flow used in our investing activities for the six months ended August 31, 2022 was $-0- in comparison to cash flow used in our investing activities of $13,107 for the six months ended August 31, 2021.

Cash Flow Provided By (Used In) Financing Activities

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances, excluding retained earnings. Cash flow provided by our financing activities was $1,140,559 for the six months ended August 31, 2022 in comparison to cash flow used in our financing activities of $4,611 for the six months ended August 31, 2021. During the six months ended August 31, 2022 we secured a capital raise of $1,987,500 net of transaction expenses from the sale of 128,125,000 shares of our common stock. Additionally, during the six months ended August 31, 2022, we paid off the balance of $808,182 on the line of credit with UBS Bank.

The following discussion is a summary of cash flows provided by, and used in, the Company’s financing activities at August 31, 2022.

SHORT-TERM AND LONG-TERM BORROWINGS:

Note Payable

In December 2018, the Company was able to settle an outstanding balance owed to one of its third-party vendors. This settlement resulted in a $120,000 note payable being issued to the vendor. Additionally, the Company agreed to issue 2,000,000 shares of the Company’s common stock as a part of the settlement agreement. Based on the closing price of the Company’s common stock on the date of the settlement agreement, the value of the common stock transaction was determined to be $6,000. The common stock shares were issued during the twelve months ended February 29, 2020. The note has a maturity date of January 1, 2022 and bears an interest rate of 10% rate per annum. Monthly interest is accrued and payable on January 1st of each anniversary date until maturity of the note. At August 31, 2022, the accrued interest had not been paid and was outstanding. The accrued interest on the Note was $44,000 and $38,000 at August 31, 2022 and February 28, 2022, respectively.

Note Payable – Related Party

On December 22, 2020, the Company entered into a Secured Promissory Note (the “Note”), as borrower, with James Forrest Westmoreland and Angela Marie Westmoreland, Co-Trustees of the James and Angela Westmoreland Revocable Trust, or its assigns (the “Noteholder”), as the lender. James F. Westmoreland is the Company’s Chairman, President and Chief Executive Officer. Pursuant to the Note, the Noteholder loaned the Company an aggregate principal amount of $155,548. After the deduction of loan fees of $10,929 the net proceeds from the loan were $144,619. The loan fees are being amortized as original issue discount (OID) over the term of the loan. The interest rate of the loan is 2.25%. The Note requires monthly payments on the Note balance until repaid in full. The maturity date of the Note is December 21, 2035. For the six months ended August 31, 2022, the Company made principal payments of $4,384 and amortized debt discount of $364. The obligations under the Note are secured by a lien on and security interest in the Company’s crude oil assets located in Kern County, California, as described in a Deed of Trust entered into by the Company in favor of the Noteholder to secure the obligations under the Note. Such lien shall be a first priority lien, subject only to a pre-existing lien filed by a working interest partner of the Company.

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

Current portion of note payable – related party balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Note payable – related party, current portion	$8,947	$8,829
Unamortized debt issuance expenses	(729)	(729)
Note payable – related party, current portion, net	$8,218	$8,100

Note payable – related party long-term balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Note payable – related party, non-current	$132,207	$136,710
Unamortized debt issuance expenses	(8,985)	(9,350)
Note payable – related party, non-current, net	$123,222	$127,360

Future estimated payments on the outstanding note payable – related party are set forth in the table below:

Twelve month periods ending August 31
2023	$8,946
2024	9,186
2025	9,433
2026	9,686
2027	9,945
Thereafter	93,957
Total	$141,153

Short-term Convertible Note Payable

During the twelve months ended February 28, 2022, the Company executed a convertible promissory note with a third party for $200,000. The interest rate was 18% per annum and is payable in kind (PIK) solely by additional shares of the Company’s common stock. Regardless of when the conversion occurred, a full 12 months of interest would be payable upon conversion. On May 5, 2022, the Company received notice of conversion of the promissory note. The face amount of the note and $36,000 in interest were converted at a rate of $0.0085 per share into 27,764,706 share of the Company’s common stock during the six months ended August 31, 2022.

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

As a result of the Company restructuring its balance sheet through conversions of related party debt to common stock, the related party 12% Noteholder, James F. Westmoreland, the Company’s President and Chief Executive Officer, chose to convert the principal and accrued interest of their Notes to the Company’s common stock. The related party Note for $250,000 and accrued interest of $264,986 were converted to common stock at a rate of approximately $0.45 for every dollar of principal and interest resulting in 1,144,415 shares of common stock being issued.

During the six months ended August 31, 2022, one 12% Note holder chose to convert the principal balance and accrued interest in to the Company’s common stock. The $25,000 Note and accrued interest of $10,520 were converted at a rate of approximately $0.45 for every dollar of principal and interest resulting in 78,934 shares of common stock being issued.

The Company has informed the Note holders that the payment of principal and final interest will be late and is subject to future financing being completed and the Company’s cash flow. The Notes principal of $290,000 has not been paid. The terms of the Notes, state that should the Board of Directors decide that the payment of the principal and any unpaid interest would impair the financial condition or operations of the Company, the Company may then elect a mandatory conversion of the unpaid principal and interest into the Company’s common stock at a conversion rate equal to 75% of the average closing price of the Company’s common stock over the 20 consecutive trading days preceding December 31, 2018. The accrued interest on the 12% Notes at August 31, 2022 and February 28, 2022 was $142,251 and $135,229, respectively.

12% Note balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
12% Subordinated Notes	$290,000	$315,000
12% Subordinated Notes – related party	—	—
Total 12% Subordinated Note balance	$290,000	$315,000

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

The Company accounted for the amounts received from these sales in accordance with ASC 470-10-25 and 470-10-35 which require amounts recorded as debt to be amortized under the interest method as described in ASC 835-30, Interest Method. Consequently, the program balance of $885,606 has been recognized as a production revenue payable. The Company determined an effective interest rate based on future expected cash flows to be paid to the holders of the production payment interests. This rate represents the discount rate that equates estimated cash flows with the initial proceeds received from the sales and is used to compute the amount of interest to be recognized each period. Estimating the future cash outflows under this agreement requires the Company to make certain estimates and assumptions about future revenues and payments and such estimates are subject to significant variability. Therefore, the estimates are likely to change which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the related payables.

Accordingly, the Company has estimated the cash flows associated with the production revenue payments of $984,601 and determined a discount of $98,995 as of August 31, 2022, which is being accounted as interest expense over the estimated period over which payments will be made based on expected future revenue streams. For the six months ended August 31, 2022 and 2021, amortization of the debt discount on these payables amounted to $68,482 and $54,304, respectively, which has been included in interest expense in the statements of operations.

Production revenue payable balances at August 31, 2022 and February 28, 2022 are set forth in the table below:

	August 31, 2022	February 28, 2022
Estimated payments of production revenue payable	$984,601	$941,259
Less: unamortized discount	(98,994)	(124,134)
	885,607	817,125
Less: current portion	(251,734)	(78,877)
Net production revenue payable – long-term	$633,873	$738,248

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

Rent expense for the six months ended August 31, 2022 and 2021 was $11,895 and $11,745, respectively.

Related Party Transactions

In California at the East Slopes Project, two of the vendors that the Company uses for services are partially owned by a related party, the Company’s Chief Operating Officer. The Company’s Chief Operating Officer is a 50% owner in both Great Earth Power and ABPlus Net Holdings. Great Earth Power began providing a portion of the solar power electrical service for production operations in July 2020. ABPlus Net Holdings began providing portable tank rentals to the Company as a part of its water treatment and disposal operations in September 2020. The services provided by Great Earth Power and ABPlus Net Holdings are competitive with other vendors and save the Company significant expense. For the six months ended August 31, 2022 and 2021, Great Earth Power was paid $9,716 and $10,675, respectively. For the six months ended August 31, 2022 and 2021, ABPlus Net holdings was paid $5,760 and $5,760, respectively.

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

Management Plans to Continue as a Going Concern

We continue to implement plans to enhance our ability to continue as a going concern. Daybreak currently has a net revenue interest (“NRI”) in 20 producing crude oil wells in its East Slopes Project located in Kern County, California (the “East Slopes Project”). The revenue from these wells has created a steady and reliable source of income for the Company. The Company’s average working interest (“WI”) in these wells is 36.6% and the average net revenue interest (“NRI”) is 27.6% for these same wells.

In May 2022, we acquired Reabold California, LLC (“Reabold”) from a third party. This property currently includes four producing wells, five shut-in wells, and two potential disposal wells in the Monterey and Contra Costa counties of California. This project includes four producing wells. We have a 50% working interest with a 40% net revenue interest in this project.

In conjunction with our acquisition of Reabold, we were able to secure a capital raise of $2,500,000 through the issuances of the Company’s common stock.

We anticipate our revenue will continue to increase as the Company participates in the drilling of more wells in the East Slopes and the Reabold Projects in California. Daybreak’s sources of funds in the past have included the debt or equity markets and the sale of assets. It will be necessary for us to obtain additional funding from the private or public debt or equity markets in the future. However, we cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern.

Our financial statements as of August 31, 2022 do not include any adjustments that might result from the inability to implement or execute our plans to improve our ability to continue as a going concern.

Critical Accounting Policies

Refer to Daybreak’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

Off-Balance Sheet Arrangements

As of August 31, 2022, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partners that have been, or are reasonably likely to have, a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period, August 31, 2022, an evaluation was conducted by Daybreak management, including our President and Chief Executive Officer, who is also serving as our interim principal finance and accounting officer, as to the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC rules and forms. Additionally, it is vital that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures. Based on that evaluation, our management concluded that our disclosure controls were effective as of August 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

30

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q Report, you should carefully consider the various factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 28, 2022, which could materially affect our business, financial condition or future results. Our Annual Report is available from the SEC at www.sec.gov. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition or future results of operations.

31

ITEM 6. EXHIBITS

The following Exhibits are filed as part of the report:

Exhibit Number	Description

3.02(1)	Second Amended and Restated Articles of Incorporation of Daybreak Oil and Gas, Inc. dated May 20, 2022.

4.02(1)	Description of Securities.

31.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of principal executive and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document

101.SCH(2)	Inline XBRL Taxonomy Schema

101.CAL(2)	Inline XBRL Taxonomy Calculation Linkbase

101.DEF(2)	Inline XBRL Taxonomy Definition Linkbase

101.LAB(2)	Inline XBRL Taxonomy Label Linkbase

101.PRE(2)	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)       Filed herewith.

(2)       Furnished herewith

32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAYBREAK OIL AND GAS, INC.

By:	/s/ JAMES F. WESTMORELAND
James F. Westmoreland, its
President, Chief Executive Officer and interim
principal finance and accounting officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date:	October 27, 2022